Form 10-Q
period 2015-03-31
Calithera Biosciences, Inc.
filed 2015-05-11
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, the registrant had 17,946,393 shares of common stock, $0.0001 par value per share, outstanding.

Calithera Biosciences, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2015

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Calithera Biosciences, Inc.

Condensed Balance Sheets

(In thousands, except per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$73,877	$101,969
Short-term investments	14,705	-
Prepaid expenses and other current assets	1,728	1,894
Total current assets	90,310	103,863
Long-term investments	5,693	-
Restricted cash	46	46
Property and equipment, net	824	861
Total assets	$96,873	$104,770
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$559	$693
Accrued liabilities	2,962	3,428
Total current liabilities	3,521	4,121
Deferred rent	235	270
Other non-current liabilities	13	13
Total liabilities	3,769	4,404
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 200,000 shares authorized as of March 31, 2015 (unaudited) and December 31, 2014; 17,946 and 17,943 shares issued and outstanding as of March 31, 2015 (unaudited) and December 31, 2014, respectively	2	2
Additional paid-in capital	152,820	152,218
Accumulated deficit	(59,712)	(51,854)
Accumulated other comprehensive loss	(6)	-
Total stockholders’ deficit	93,104	100,366
Total liabilities and stockholders’ deficit	$96,873	$104,770

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Operating expenses:
Research and development	$5,630	$3,318
General and administrative	2,237	832
Total operating expenses	7,867	4,150
Loss from operations	(7,867)	(4,150)
Other income, net	9	1
Net loss	$(7,858)	$(4,149)
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(22.80)
Weighted average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	17,946	182

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(7,858)	$(4,149)
Other comprehensive loss:
Net unrealized losses on available-for-sale securities	(6)	-
Total comprehensive loss	$(7,864)	$(4,149)

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(7,858)	$(4,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109	73
Amortization of premium on investments	2	-
Stock-based compensation	595	78
(Gain) loss on disposal of property and equipment	(8)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	166	(323)
Accounts payable	(134)	24
Accrued liabilities	(466)	(291)
Deferred rent, non-current	(35)	66
Net cash used in operating activities	(7,629)	(4,522)

Cash Flows From Investing Activities
Purchases of investments	(20,406)	-
Purchase of property and equipment	(64)	(60)
Net cash used in investing activities	(20,470)	(60)

Cash Flows From Financing Activities
Proceeds from stock option exercises	7	17
Net cash provided by financing activities	7	17

Net decrease in cash and cash equivalents	(28,092)	(4,565)
Cash and cash equivalents at beginning of period	101,969	33,820
Cash and cash equivalents at end of period	$73,877	$29,255

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim condensed balance sheet as of March 31, 2015, and the statements of operations, comprehensive loss, and cash flows for the three months ended March 31, 2015 and 2014 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed financial statements included in this report. The financial data and the other information disclosed in these notes to the financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other future annual or interim period. The balance sheet as of December 31, 2014 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Investments

All investments have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments in at the time of purchase and reevaluates such designation as of each balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in other income, net.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments and restricted cash. The Company invests in a variety of financial instruments and, by its policy, limits these financial instruments to high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies and highly rated banks and corporations, subject to certain concentration limits. The Company’s cash, cash equivalents, investments and restricted cash are held by financial institutions in the United States that management believes are of high credit quality. Amounts on deposit may at times exceed federally insured limits.

Accrued Research and Development Costs

The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and include these costs in accrued liabilities in the balance sheets and within research and development expense in the statements of operations. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed, number of patients enrolled, and the rate of patient enrollments may vary from the Company’s estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations.

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

Recent Accounting Pronouncements

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

3. Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Financial instruments include cash and cash equivalents, short-term investments, accounts payable and accrued liabilities that approximate fair value due to their relatively short maturities.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and market reference data. The Company classifies its corporate notes and U.S. government agency securities as Level 2. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. There were no transfers between Level 1 and Level 2 during the periods presented.

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$70,474	$-	$-	$70,474
Corporate notes	-	13,028	-	13,028
U.S. government agency securities	-	10,819	-	10,819
Total financial assets	$70,474	$23,847	$-	$94,321

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$102,015	$-	$-	$102,015
Total financial assets	$102,015	$-	$-	$102,015

As of March 31, 2015 and December 31, 2014, the Company had $46,000 in money market funds that are included in restricted cash on the balance sheets.

4. Financial Instruments

Cash equivalents and short-term and long-term investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	March 31, 2015				December 31, 2014
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value

Money market funds	$70,474	$-	$-	$70,474	$102,015	$-	$-	$102,015
Corporate notes	13,034	1	(7)	13,028	-	-	-	-
U.S. government agency securities	10,819	1	(1)	10,819	-	-	-	-
	$94,327	$2	$(8)	$94,321	$102,015	$-	$-	$102,015
Classified as:
Cash equivalents				$73,923				$102,015
Short-term investments				14,705				-
Long-term investments				5,693				-
Total cash equivalents and investments				$94,321				$102,015

At March 31, 2015, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued bonus and payroll expenses	$911	$1,476
Accrued professional and consulting services	169	490
Accrued clinical and manufacturing expenses	1,059	1,029
Accrued licensing fee	600	-
Other	223	433
Total accrued liabilities	$2,962	$3,428

6.  Commitments and Contingencies

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

7. Stock Based Compensation

A summary of stock option activity is as follows (in thousands, except share data and contractual term amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Value Intrinsic
Outstanding — December 31, 2014	1,210,920	$3.44		$20,292
Options granted	620,099	$16.87
Options exercised	(3,008)	$1.95
Options canceled	(12,287)	$5.01
Outstanding — March 31, 2015	1,815,724	$8.02	9.10	$15,553

Total stock-based compensation expense related to the Company’s 2010 Equity Incentive Plan, 2014 Equity Incentive Plan and the 2014 Employee Stock Purchase Plan was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$270	$48
General and administrative	325	30
Total stock-based compensation	$595	$78

8. Net Loss per Share Attributable to Common Stockholders

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

Potentially dilutive securities that were not included in the diluted per share attributable to common stockholders calculations because they would be anti-dilutive were as follows (in thousands):

	March 31,
	2015	2014
Convertible preferred stock	-	7,689
Options to purchase common stock	1,816	880
Common stock subject to repurchase	-	1
Total	1,816	8,570

9. Licensing Agreements

TransTech License Agreement

In March 2015, the Company entered into a License and Research agreement with High Point Pharmaceuticals, LLC and TransTech Pharma LLC, or collectively TransTech, under which the Company obtained an exclusive, worldwide license to develop and commercialize TransTech’s hexokinase II inhibitors (TransTech License Agreement).  Under the terms of the TransTech License Agreement, the Company will pay TransTech an initial license fee of $0.6 million, and potential development and regulatory milestone payments totaling up to $30.5 million for the first licensed product. TransTech is eligible for an additional $77.0 million in potential sales-based milestones, as well as royalty payments, at mid-single digit royalty rates, based on tiered sales of the first commercialized licensed product. If the Company develops additional licensed products, after achieving regulatory approval of the first licensed product, the Company would owe additional regulatory milestone payments and additional royalty payments based on sales of such additional licensed products.  The Company will be responsible for the worldwide development and commercialization of the licensed products, at its cost.  For the three months ended March 31, 2015, the Company recognized expense related to its licensing arrangement with TransTech of $0.6 million in research and development expense in the statement of operations.

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division, or Symbioscience, under which the Company has been granted the exclusive, worldwide license rights to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare (Symbioscience License Agreement). Under the terms of the Symbioscience License Agreement, the Company paid Symbioscience an upfront license fee of $0.3 million, which was recorded as research and development expense in 2014.  The Company may make future payments of up to $24.4 million contingent upon attainment of various development and regulatory milestones and $95.0 million contingent upon attainment of various sales milestones. Additionally, the Company will pay royalty on sales of the licensed product, if such product sales are ever achieved. If the Company develops additional licensed products, after achieving regulatory approval of the first licensed product, the Company would owe additional regulatory milestone payments and additional royalty payments based on sales of such additional licensed products.

10. Related Party Transactions

The spouse of one of the Company’s executive officers was a consultant who provided accounting services for the Company in 2014. For the three months ended March 31, 2015 and 2014, the Company recognized expense of $nil and $45,000, respectively, for consulting services within the general and administrative expense in the statements of operations. As of March 31, 2015 and December 31, 2014, the Company had an outstanding liability to the spouse of nil.

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

Overview

We are a clinical-stage pharmaceutical company focused on discovering and developing novel small molecule drugs directed against tumor metabolism and tumor immunology targets for the treatment of cancer. Tumor metabolism and tumor immunology have emerged as promising new fields for cancer drug discovery, and recent clinical successes with therapeutic agents in each field have demonstrated the potential to create fundamentally new therapies for cancer patients. Our lead product candidate, CB-839, is an internally discovered, first-in-class inhibitor of glutaminase, a critical enzyme in tumor metabolism. We are currently evaluating CB-839 in three Phase 1 clinical trials in solid and hematological tumors. Our lead preclinical program in tumor immunology is directed at developing inhibitors of the enzyme arginase and may provide a first-in-class therapeutic agent for this novel target. We also have a preclinical program in tumor metabolism which seeks to develop inhibitors of the enzyme hexokinase II, the first step in the breakdown of glucose, an essential nutrient in many cancer cells.  Our ongoing research efforts are focused on discovering additional product candidates against novel tumor metabolism and immunology targets.

Recent Developments

In April 2015, preclinical findings were presented at the American Association of Cancer Research annual meeting (AACR), for our lead tumor metabolism drug candidate CB-839.  This data included:  the addition of two biomarkers; further evidence  supporting synergies with approved agents; and, a reiteration of preclinical single agent activity.  Specifically, we and our collaborators presented six abstracts at AACR highlighting that CB-839 is synergistic with several targeted small molecule inhibitors, and further that we have identified potential biomarkers that may have utility in selecting patients who would most benefit from CB-839 therapy.

The biomarker data presented showed that KRAS and EGFR mutations correlate with enhanced sensitivity of CB-839 in non-small cell lung cancer (NSCLC) cell lines.  Of significance, KRAS and EGFR mutational status is determined in NSCLC non-small lung cancer patients at diagnosis and effects treatment choices for the patients.  KRAS mutant NSCLC tumors comprise approximately 25% of lung adenocarcinoma and EGFR mutations occur in about 20% of the same population; they are non-overlapping, therefore together they make up close to half of the adenocarcinoma population.

We also presented data expanding on previously noted preclinical synergic activity of CB-839 with other anti-cancer agents.  Data presented demonstrated that signaling through mTOR is down regulated by CB-839, highlighting a relationship between signal transduction pathways and cancer metabolism. This relationship supports data on why CB-839 synergizes with the mTOR inhibitor everolimus in renal clear cell carcinoma lines. In addition, we showed CB-839 has synergistic activity with the MEK inhibitor selumetinib in KRAS mutant lung cancer cell lines both in vitro and in vivo, and with the EGFR inhibitor erlotinib in EGFR mutant lung cancer cell lines as well as in erlotinib-resistant EGFR mutant animal models lacking the T790M mutation.  Further, our collaborators showed CB-839 induces double stranded breaks in VHL deficient renal cell carcinoma cells and that PARP (Poly ADP-ribose polymerase) inhibitors synergize with CB-839 in these cells.

Demonstrating effective drug combinations without overlapping toxicity is critical in oncology today, as the vast majority of malignancies are currently treated with combo therapy.  This preclinical work further directs us towards a rational pathway forward for CB-839.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies during the three months ended March 31, 2015, as compared to those disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Form 10-K dated December 31, 2014, filed with the SEC.

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

The largest component of our total operating expenses has historically been our investment in research and development activities including the clinical development of our product candidates. We allocate to research and development expenses the salaries, benefits, stock-based compensation expense, and indirect costs of our clinical and preclinical programs on a program-specific basis, and we include these costs in the program-specific expenses. The following table shows our research and development expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Development candidate:
CB-839	$3,493	$2,797
Preclinical and research:
Arginase Inhibitors	1,419	87
Other preclinical and research	718	434
Total preclinical and research	2,137	521
Total Research and Development	$5,630	$3,318

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

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

	Three Months
	Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$5,630	$3,318	$2,312	70%
General and administrative	2,237	832	1,405	169%
Total operating expenses	7,867	4,150	3,717	90%
Loss from operations	(7,867)	(4,150)	(3,717)	90%
Other income	9	1	8	800%
Net loss	$(7,858)	$(4,149)	$(3,709)	89%

Research and Development.    Research and development expenses increased $2.3 million, or 70%, from $3.3 million for the three months ended March 31, 2014 to $5.6 million for the three months ended March 31, 2015. The increase of $2.3 million was due to an increase of $0.8 million in personnel-related costs primarily due to higher headcount, salary increases and stock-based compensation expense, an increase of $0.6 million related to our licensing arrangement for the hexokinase II inhibitor program, and an increase of $0.9 million primarily related to clinical and manufacturing expenses for our CB-839 Phase I clinical trial.

General and Administrative.    General and administrative expenses increased $1.4 million, or 169%, from $0.8 million for the three months ended March 31, 2014 to $2.2 million for the three months ended March 31, 2015. The increase of $1.4 million was due to an increase of $0.7 million in personnel-related costs as a result of higher headcount, salary increases and stock-based compensation expense and an increase of $0.7 million in professional services, primarily related to audit, legal and insurance costs associated with operating as a public company.

Liquidity and Capital Resources

As of March 31, 2015, we had cash, cash equivalents and investments totaling $94.3 million.  Our operations have been financed by net proceeds from the sale of shares of our preferred stock and our initial public offering in October 2014.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months
	Ended March 31,
	2015	2014
	(in thousands)
Cash used in operating activities	$(7,629)	$(4,522)
Cash used in investing activities	$(20,470)	$(60)
Cash provided by financing activities	$7	$17

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2015 was $7.6 million. Our net loss of $7.9 million was offset in part by non-cash charges of $0.1 million for depreciation and amortization and $0.6 million of stock-based compensation. The change in operating assets and liabilities of $0.5 million was primarily due to a $0.6 million decrease in accounts payable and accrued liabilities, partially offset by a decrease of $0.2 million in prepaid expenses and other current assets, primarily related to the timing of payments for our clinical trials and manufacturing activities.

Cash used in operating activities for the three months ended March 31, 2014 was $4.5 million.  Our net loss of $4.1 million was offset in part by non-cash charges of $0.1 million for depreciation and amortization and $0.1 million of stock-based compensation.  The change in operating assets and liabilities was primarily due to $0.3 million increase in prepaid and expenses and other current assets related to an advance payment for clinical trial activities and a $0.3 million decrease in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

Cash used in investing activities was $20.5 million for the three months ended March 31, 2015 and was related to the purchase of short- and long-term investments of $20.4 million and purchase of property and equipment of $0.1 million.

Cash used in investing activities was $60,000 for the three months ended March 31, 2014 and was related to the purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2015 and 2014 was $7,000 and $17,000, respectively, related to the issuance of common stock upon the exercise of stock options.

We expect that our existing cash, cash equivalents and investments will be sufficient to enable us to meet our operating plan for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Other Commitments

There have been no material changes outside the ordinary course of our business to the contractual obligations during the three months ended March 31, 2015, as compared to those disclosed in our Form 10-K.

Off-Balance Sheet Arrangements

During 2014 and the three months ended March 31, 2015, we did not have any off balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies and highly rated banks and corporations, subject to certain concentration limits. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. As of March 31, 2015, we had cash, cash equivalents and investments of $94.3 million. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and a 1% change in interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates. We had no outstanding debt as of March 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. The risks relating to our business set forth in our Annual Report on Form 10-K, filed with the SEC, are set forth below and are unchanged substantively as of March 31, 2015, except for those risks designated by an asterisk (*).

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*

Since our inception, we have incurred significant operating losses. Our net loss was $21.7 million and $7.9 million for 2014 and the three months ended March 31, 2015, respectively. As of March 31, 2015, we had an accumulated deficit of $59.7 million. To date, we have financed our operations primarily through private placements of our preferred stock and our initial public offering in October 2014. We have devoted substantially all of our financial resources and efforts to research and development. We began Phase 1 clinical trials on our lead product candidate, CB-839, in early 2014 and expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Identifying potential product candidates and conducting preclinical studies and clinical trials are time consuming, expensive and uncertain processes that take years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales for any of our current or future product candidates. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all.

Accordingly, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. As of March 31, 2015, we had cash, cash equivalents and investments of $94.3 million. We expect that our existing cash and cash equivalents will be sufficient to enable us to meet our current operating plan for at least the next 12 months. However, our existing cash, cash equivalents and investments may prove to be insufficient for these activities. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional financing due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our operating plans.

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

We are in early clinical trials with CB-839 and we have seen several adverse events deemed possibly or probably related to CB-839. As of January 19, 2015, a variety of adverse events, or AEs, have been reported. Treatment-emergent Grade ≥ 3 AEs occurring in >5% of patients included febrile neutropenia, thrombocytopenia, hyponatremia, and increases in liver enzymes aspartate aminotransferase (AST), alanine aminotransferase (ALT) and alkaline phosphatase. We have treated an insufficient number of patients to assess the safety of CB-839 and, as our trials progress, we may experience more frequent or more severe adverse events. Our ongoing trials for CB-839 may fail due to safety issues, and we may need to abandon development of CB-839. Our arginase and hexokinase II inhibitor programs may also fail due to preclinical safety issues, causing us to abandon or delay the development of a product candidate from this program.

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

There are also a number of product candidates in preclinical and clinical development by third parties to treat cancer by targeting cellular metabolism. Our principal competitors in the field of tumor metabolism include Advanced Cancer Therapeutics, LLC, Agios Pharmaceuticals, Inc., AstraZeneca plc, Bayer Pharma AG, Celgene Corporation, Cornerstone Pharmaceuticals, Inc., Eli Lilly and Company, Forma Therapeutics Holdings, LLC, GlaxoSmithKline plc, Novartis International AG, Pfizer Inc., Quantum Pharmaceutical, 3-V Biosciences, Inc., Roche Holdings, and its subsidiary Genentech Inc. and Takeda Company Limited.  Our principal competitors in the field of tumor immunology include AstraZeneca plc, Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Fortress Biotech, Inc, CureTech Ltd., EMD Serono, Inc., Flexus Biosciences, Incyte Corporation, iTeos Therapeutics SA, Merck & Co., Inc., NewLink Genetics Corporation, Ono Pharmaceuticals, Co., Ltd, Pfizer Inc., Roche Holdings AG and TG Therapeutics, Inc.

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

We may also be restricted under existing license agreements from engaging in research and development activities or entering into future agreements on certain terms with potential collaborators. For example, pursuant to our license agreement with Symbioscience, we have agreed not to develop any other arginase inhibitors for use in human healthcare outside of the scope of that agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from our Public Offering of Common Stock

On October 7, 2014, we closed our IPO, in which we issued and sold 8,000,000 shares of our common stock at a public offering price of $10.00 per share, for net proceeds of $71.6 million, after deducting underwriting discounts and commissions of $5.6 million and offering expenses of $2.8 million paid by the Company. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-198355), which was declared effective by the SEC on October 1, 2014. Following the sale of the shares in connection with the closings of the IPO, the offering terminated.

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

Calithera Biosciences, Inc.

Date: May 11, 2015	By:	/s/ Susan M. Molineaux
Susan M. Molineaux, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)
Calithera Biosciences, Inc.

Date: May 11, 2015	By:	/s/ William D. Waddill
William D. Waddill
Senior Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Calithera Biosciences, Inc.	8-K	001-36644	3.1	10/07/2014

3.2	Amended and Restated Bylaws of Calithera Biosciences, Inc.	S-1	333-198355	3.4	9/19/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of common stock certificate.	S-1	333-198355	4.1	9/25/2014

10.17†	License and Research Agreement by and between Calithera Biosciences, Inc., High Point Pharmaceuticals, LLC and TransTech Pharma LLC, dated as of March 5, 2015.

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a).

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

101.INS	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
†	Confidential treatment has been requested as to certain portions, which have been omitted and submitted separately to the Securities and Exchange Commission.
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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Comprehensive Income (Loss), (iv) Condensed Statements of Cash Flows, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.