Form 10-Q
period 2015-06-30
Calithera Biosciences, Inc.
filed 2015-08-10
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, the registrant had 18,113,448 shares of common stock, $0.0001 par value per share, outstanding.

Calithera Biosciences, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2015

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Calithera Biosciences, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$11,319	101,969
Short-term investments	66,382	-
Prepaid expenses and other current assets	1,700	1,894
Total current assets	79,401	103,863
Long-term investments	10,486	-
Restricted cash	46	46
Property and equipment, net	816	861
Total assets	$90,749	$104,770
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$923	$693
Accrued liabilities	3,298	3,428
Total current liabilities	4,221	4,121
Deferred rent	200	270
Other non-current liabilities	13	13
Total liabilities	4,434	4,404
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value, 200,000 shares authorized as of June 30, 2015 (unaudited) and December 31, 2014; 17,980 and 17,943 shares issued and outstanding as of June 30, 2015 (unaudited) and December 31, 2014, respectively	2	2
Additional paid-in capital	153,884	152,218
Accumulated deficit	(67,530)	(51,854)
Accumulated other comprehensive loss	(41)	-
Total stockholders’ equity	86,315	100,366
Total liabilities and stockholders’ equity	$90,749	$104,770

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$5,533	$4,183	$11,163	$7,501
General and administrative	2,341	1,309	4,578	2,141
Total operating expenses	7,874	5,492	15,741	9,642
Loss from operations	(7,874)	(5,492)	(15,741)	(9,642)
Other income, net	56	1	65	2
Net loss	$(7,818)	$(5,491)	$(15,676)	$(9,640)
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(24.22)	$(0.87)	$(47.14)
Weighted average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	17,963	227	17,955	204

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(7,818)	$(5,491)	$(15,676)	$(9,640)
Other comprehensive loss:
Net unrealized losses on available-for-sale securities	(35)	-	(41)	-
Total comprehensive loss	$(7,853)	$(5,491)	(15,717)	(9,640)

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(15,676)	$(9,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	228	155
Amortization of premium on investments	112	-
Stock-based compensation	1,384	211
(Gain) loss on disposal of property and equipment	(8)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	194	(1,148)
Other assets	-	(609)
Accounts payable	230	736
Accrued liabilities	(21)	848
Deferred rent, non-current	(70)	344
Net cash used in operating activities	(13,627)	(9,103)

Cash Flows From Investing Activities
Purchases of investments	(81,557)	-
Proceeds from the sale or maturity of investments	4,536	-
Purchase of property and equipment	(285)	(182)
Change in restricted cash	-	70
Net cash used in investing activities	(77,306)	(112)

Cash Flows From Financing Activities
Funds received in advance for the Series D convertible preferred stock financing	-	3,000
Proceeds from stock option exercises and employee stock plan purchases	283	145
Net cash provided by financing activities	283	3,145

Net decrease in cash and cash equivalents	(90,650)	(6,070)
Cash and cash equivalents at beginning of period	101,969	33,820
Cash and cash equivalents at end of period	$11,319	$27,750

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Non-cash issuance of common stock	$—	$55
Unpaid amounts related to property and equipment purchases	$(110)	$168

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim condensed balance sheet as of June 30, 2015, and the statements of operations, comprehensive loss, and cash flows for the six months ended June 30, 2015 and 2014 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed financial statements included in this report. The financial data and the other information disclosed in these notes to the financial statements related to the six-month periods are also unaudited. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other future annual or interim period. The balance sheet as of December 31, 2014 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

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

Investments

All investments have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such designation as of each balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in other income, net.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Management is currently assessing the impact the adoption of ASU 2014-15 will have on the financial statements.

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$7,041	$-	$-	$7,041
Corporate notes and commercial paper	-	44,124	-	44,124
U.S. government agency securities	-	37,068	-	37,068
Total financial assets	$7,041	$81,192	$-	$88,233

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$102,015	$-	$-	$102,015
Total financial assets	$102,015	$-	$-	$102,015

As of June 30, 2015 and December 31, 2014, the Company had $46,000 in money market funds that are included in restricted cash on the balance sheets.

4. Financial Instruments

Cash equivalents and short-term and long-term investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	June 30, 2015				December 31, 2014
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value

Money market funds	$7,041	$-	$-	7,041	$102,015	$-	$-	102,015
Corporate notes and commercial paper	44,163	-	(39)	44,124	-	-	-	-
U.S. government agency securities	37,070	2	(4)	37,068	-	-	-	-
	$88,274	$2	$(43)	$88,233	$102,015	$-	$-	$102,015
Classified as:
Cash equivalents				$11,365				$102,015
Short-term investments				66,382				-
Long-term investments				10,486				-
Total cash equivalents and investments				$88,233				$102,015

At June 30, 2015, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued bonus and payroll expenses	$1,208	$1,476
Accrued professional and consulting services	89	490
Accrued clinical and manufacturing expenses	1,698	1,029
Other	303	433
Total accrued liabilities	$3,298	$3,428

6.  Commitments and Contingencies

In October 2014, the Company received an invoice of approximately $1.3 million relating to a contingent amount associated with a terminated license agreement, incurred as a result of the closing of its IPO in October 2014. In June 2015, the Company agreed to make a payment of $0.2 million to the third party, which was recorded in general and administrative expense in the statement of operations.  As of June 30, 2015, there were no further obligations related to this matter.

7. Stock Based Compensation

A summary of stock option activity is as follows (in thousands, except share data and contractual term amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Value Intrinsic
Outstanding — December 31, 2014	1,210,920	$3.44		$20,292
Options granted	678,099	$16.12
Options exercised	(4,250)	$1.69
Options canceled	(12,474)	$5.08
Outstanding — June 30, 2015	1,872,295	$8.03	8.89	$4,507

Total stock-based compensation expense related to the Company’s 2010 Equity Incentive Plan, 2014 Equity Incentive Plan and the 2014 Employee Stock Purchase Plan was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$354	$58	$624	$106
General and administrative	435	75	760	105
Total stock-based compensation	$789	$133	$1,384	$211

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

Potentially dilutive securities that were not included in the diluted per share attributable to common stockholders calculations because they would be anti-dilutive were as follows (in thousands):

	June 30,
	2015	2014
Convertible preferred stock	-	7,689
Options to purchase common stock	1,872	979
Total	1,872	8,668

9. Licensing Agreements

TransTech License Agreement

In March 2015, the Company entered into a License and Research agreement with High Point Pharmaceuticals, LLC and TransTech Pharma LLC, or collectively TransTech, under which the Company obtained an exclusive, worldwide license to develop and commercialize TransTech’s hexokinase II inhibitors (TransTech License Agreement).  Under the terms of the TransTech License Agreement, the Company paid TransTech an initial license fee of $0.6 million, and may pay potential development and regulatory milestone payments totaling up to $30.5 million for the first licensed product. TransTech is eligible for an additional $77.0 million in potential sales-based milestones, as well as royalty payments, at mid-single digit royalty rates, based on tiered sales of the first commercialized licensed product. If the Company develops additional licensed products, after achieving regulatory approval of the first licensed product, the Company would owe additional regulatory milestone payments and additional royalty payments based on sales of such additional licensed products.  The Company will be responsible for the worldwide development and commercialization of the licensed products, at its cost.  For the six months ended June 30, 2015, the Company recognized expense related to its licensing arrangement with TransTech of $0.6 million in research and development expense in the statement of operations.

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division, or Symbioscience, under which the Company has been granted the exclusive, worldwide license to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare (Symbioscience License Agreement). Under the terms of the Symbioscience License Agreement, the Company paid Symbioscience an upfront license fee of $0.3 million, which was recorded as research and development expense in 2014. For the six months ended June 30, 2015, the Company made a milestone payment of $0.2 million, which was recorded in research and development expense in the statement of operations. The Company may make future payments of up to $24.2 million contingent upon attainment of various development and regulatory milestones and $95.0 million contingent upon attainment of various sales milestones. Additionally, the Company will pay royalties on sales of the licensed product, if such product sales are ever achieved. If the Company develops additional licensed products, after achieving regulatory approval of the first licensed product, the Company would owe additional regulatory milestone payments and additional royalty payments based on sales of such additional licensed products.

10. Related Party Transactions

The spouse of one of the Company’s executive officers was a consultant who provided accounting services for the Company in 2014. For the six months ended June 30, 2015 and 2014, the Company recognized expense of $0 and $61,000, respectively, for consulting services within the general and administrative expense in the statements of operations. As of June 30, 2015 and December 31, 2014, the Company had an outstanding liability to the spouse of $0.

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

Recent Developments

In April 2015, preclinical findings were presented at the American Association of Cancer Research annual meeting (AACR), for our lead tumor metabolism drug candidate CB-839.  These data included:

•	the addition of two biomarkers; and
•	further evidence supporting synergies with approved agents.

The biomarker data presented showed that KRAS (Kirsten rat sarcoma viral oncogene homolog) and EGFR (epidermal growth factor receptor) mutations correlate with enhanced sensitivity of CB-839 in non-small cell lung cancer (NSCLC) cell lines.  Of significance, KRAS and EGFR mutational status is determined in NSCLC patients at diagnosis and affects treatment choices for the patients.  KRAS mutant NSCLC tumors comprise approximately 25% of lung adenocarcinoma and EGFR mutations occur in about 20% of the same population; they are non-overlapping, therefore together they make up close to half of the adenocarcinoma population.

We also presented data expanding on previously noted preclinical synergistic activity of CB-839 with other anti-cancer agents.  Data presented demonstrated that signaling through mTOR (mammalian target of rapamycin) is down regulated by CB-839, highlighting a relationship between signal transduction pathways and cancer metabolism. This relationship supports data on why CB-839 synergizes with the mTOR inhibitor everolimus in renal clear cell carcinoma lines. In addition, we showed CB-839 has synergistic activity with the MEK (mitogen activated protein kinase kinase) inhibitor selumetinib in KRAS mutant lung cancer cell lines both in vitro and in vivo, and with the EGFR inhibitor erlotinib in EGFR mutant lung cancer cell lines as well as in erlotinib-resistant EGFR mutant animal models lacking the T790M mutation.  Further, our collaborators showed that CB-839 induces double stranded breaks in VHL (Von Hippel–Lindau tumor suppressor) deficient renal cell carcinoma cells and that PARP (Poly ADP-ribose polymerase) inhibitors synergize with CB-839 in these cells.

Demonstrating effective drug combinations without overlapping toxicity is critical in oncology today, as the vast majority of malignancies are currently treated with combination therapy.  This preclinical work further directs us towards a rational pathway forward for CB-839.

In May 2015, solid tumor phase I data were presented at the American Society of Clinical Oncology annual meeting (ASCO) that demonstrated the clinical activity, tolerability and unique mechanism of action of CB-839 as a single agent in patients with solid tumors.  Robust inhibition of glutaminase was observed in platelets and tumor biopsies, with the magnitude of inhibition correlated with CB-839 exposure. Among evaluable patients, six of 31 (19%) on the three times a day without food schedule, and seven of 17 (41%) on the twice daily with food schedule had stable disease lasting at least 3 cycles (63 days).  We continue to enroll four single agent solid tumor expansion cohorts in patients with triple negative breast cancer, renal cell carcinoma, KRAS-mutated non-small cell lung cancer, and tumors harboring TCA cycle mutations. In addition, combination expansion cohorts in solid tumors will include CB‑839 with paclitaxel in triple negative breast cancer, CB-839 with everolimus in renal cell carcinoma, and CB-839 with erlotinib in KRAS-mutated non-small cell lung cancer.

In June 2015, acute leukemia phase I data was presented at the European Hematology Association (EHA) annual meeting that demonstrated the clinical activity, tolerability and unique mechanism of action of CB-839 in patients with relapsed and refractory acute leukemia.  Among eighteen patients, including sixteen with acute myeloid leukemia (AML), one patient achieved a complete response in the bone marrow with incomplete recovery of peripheral counts.  Five of 18 efficacy-evaluable patients across dose levels remained on therapy for at least 4 cycles. Monotherapy and combination expansion cohorts are planned, including combination with azacitadine.

In June 2015, CB-1158 was selected as our lead clinical candidate for the immuno-oncology program targeting inhibition of arginase, a critical immunosuppressive enzyme produced by myeloid-derived suppressor cells in tumors.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies during the six months ended June 30, 2015, as compared to those disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Form 10-K dated December 31, 2014, filed with the SEC.

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

The largest component of our total operating expenses has historically been our investment in research and development activities including the clinical development of our product candidates. We allocate to research and development expenses the salaries, benefits, stock-based compensation expense, and indirect costs of our clinical and preclinical programs on a program-specific basis, and we include these costs in the program-specific expenses. The following table shows our research and development expenses for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Development candidate:
CB-839 (Glutaminase inhibitor)	$3,401	$3,270	$6,894	$6,066
Preclinical and research:
Arginase inhibitors	1,982	867	3,401	954
Other preclinical and research	150	46	868	481
Total preclinical and research	2,132	913	4,269	1,435
Total Research and Development	$5,533	$4,183	$11,163	$7,501

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

	Three Months
	Ended June 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$5,533	$4,183	$1,350	32%
General and administrative	2,341	1,309	1,032	79%
Total operating expenses	7,874	5,492	2,382	43%
Loss from operations	(7,874)	(5,492)	(2,382)	43%
Other income, net	56	1	55	*
Net loss	$(7,818)	$(5,491)	$(2,327)	42%

*    Percentage not meaningful.

Research and Development.    Research and development expenses increased $1.4 million, or 32%, from $4.2 million for the three months ended June 30, 2014 to $5.5 million for the three months ended June 30, 2015. The increase of $1.4 million was due to an increase of $0.9 million in personnel-related costs primarily due to higher headcount, salary increases and stock-based compensation expense, an increase of $0.2 million related to a milestone payment for our arginase inhibitors program license agreement, and an increase of $0.3 million primarily related to an increase in clinical expenses for our CB-839 Phase I clinical trials, partially offset by the timing of related manufacturing of CB-839.

General and Administrative.    General and administrative expenses increased $1.0 million, or 79%, from $1.3 million for the three months ended June 30, 2014 to $2.3 million for the three months ended June 30, 2015. The increase of $1.0 million was due to an increase of $0.5 million in personnel-related costs as a result of higher headcount, salary increases and stock-based compensation expense, an increase of $0.3 million in professional services, primarily related to audit, legal and insurance costs associated with operating as a public company, and an increase of $0.2 million for a payment to a third party related to a terminated license arrangement.

Other Income.   Other income increased $55,000, from $1,000 for the three months ended June 30, 2014 to $56,000 for the three months ended June 30, 2015.  The increase of $55,000 was primarily interest income generated from higher average cash equivalent and investment balances as compared to the same period in the prior year.

Comparison of the Six Months Ended June 30, 2015 and 2014

	Six Months
	Ended June 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$11,163	$7,501	$3,662	49%
General and administrative	4,578	2,141	2,437	114%
Total operating expenses	15,741	9,642	6,099	63%
Loss from operations	(15,741)	(9,642)	(6,099)	63%
Other income, net	65	2	63	*
Net loss	$(15,676)	$(9,640)	$(6,036)	63%

*    Percentage not meaningful.

Research and Development.    Research and development expenses increased $3.7 million, or 49%, from $7.5 million for the six months ended June 30, 2014 to $11.2 million for the six months ended June 30, 2015. The increase of $3.7 million was due to an increase of $1.6 million in personnel-related costs primarily due to higher headcount, salary increases and stock-based compensation expense, an increase of $0.8 million for payments of $0.6 million and $0.2 million related to our hexokinase II and our arginase inhibitors programs, respectively, and an increase of $1.2 million primarily related to clinical expenses for our CB-839 Phase I clinical trials.

General and Administrative.    General and administrative expenses increased $2.4 million, or 114%, from $2.1 million for the six months ended June 30, 2014 to $4.6 million for the six months ended June 30, 2015. The increase of $2.4 million was due to an increase of $1.2 million in personnel-related costs as a result of higher headcount, salary increases and stock-based compensation expense, an increase of $1.0 million in professional services, primarily related to audit, legal and insurance costs associated with operating as a public company, and an increase of $0.2 million for a payment to a third party related to a terminated license arrangement.

Other Income.   Other income increased $63,000, from $2,000 for the three months ended June 30, 2014 to $65,000 for the three months ended June 30, 2015.  The increase of $63,000 was primarily interest income generated from higher average cash equivalent and investment balances as compared to the same period in the prior year.

Liquidity and Capital Resources

As of June 30, 2015, we had cash, cash equivalents and investments totaling $88.2 million.  Our operations have been financed primarily by net proceeds from the sale of shares of our preferred stock and our initial public offering in October 2014.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months
	Ended June 30,
	2015	2014
	(in thousands)
Cash used in operating activities	$(13,627)	$(9,103)
Cash used in investing activities	$(77,306)	$(112)
Cash provided by financing activities	$283	$3,145

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2015 was $13.6 million. Our net loss of $15.7 million was offset in part by non-cash charges of $0.2 million for depreciation and amortization and $1.4 million of stock-based compensation. The change in operating assets and liabilities of $0.3 million was primarily due to the timing of payments for our clinical trials and manufacturing activities.

Cash used in operating activities for the six months ended June 30, 2014 was $9.1 million. Our net loss of $9.6 million was offset in part by non-cash charges of $0.2 million for depreciation and amortization and $0.2 million of stock-based compensation. The change in operating assets and liabilities was primarily due to a $1.1 million increase in prepaid expenses and other current assets related to our prepayment of clinical trial activities, a $0.6 million increase in other assets related to deferred offering costs, a $0.3 million increase in deferred rent and a $1.6 million increase in accounts payable and accrued liabilities related to an increase in our research and development activities.

Cash Flows from Investing Activities

Cash used in investing activities was $77.3 million for the six months ended June 30, 2015 and was related to the purchase of short- and long-term investments of $81.6 million and purchase of property and equipment of $0.3 million, partially offset by the sale or maturity of short-term investments of $4.5 million.

Cash used in investing activities was $0.1 million for the six months ended June 30, 2014 and was related to the purchase of property and equipment of $0.2 million and the reduction in restricted cash of $0.1 million. Purchases of property and equipment were primarily related to leasehold improvements in connection with our office expansion.

Cash Flows from Financing Activities

Cash provided by financing activities was $0.3 million for the six months ended June 30, 2015 and was related to the issuance of common stock upon the exercise of stock options and employee stock plan purchases.

Cash provided by financing activities for the six months ended June 30, 2014 of $3.1 million was related to $3.0 million in proceeds received in advance for the issuance of preferred stock and $0.1 million from the issuance of common stock upon the exercise of stock options.

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

Contractual Obligations and Other Commitments

There have been no material changes outside the ordinary course of our business to the contractual obligations during the six months ended June 30, 2015, as compared to those disclosed in our Form 10-K.

Off-Balance Sheet Arrangements

During 2014 and the six months ended June 30, 2015, we did not have any off balance sheet arrangements.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Management is currently assessing the impact the adoption of ASU 2014-15 will have on the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies and highly rated banks and corporations, subject to certain concentration limits. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. As of June 30, 2015, we had cash, cash equivalents and investments of $88.2 million. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and a 1% change in interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates. We had no outstanding debt as of June 30, 2015.

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

Changes in Internal Control Over Financial Reporting.

Effective April 2015, we implemented Microsoft Dynamics GP (Microsoft GP), a new information system to support our financial reporting. The implementation of Microsoft GP resulted in material changes to our internal controls over financial reporting (as that term is defined in Rule 13(a)-15(f) or 15(d)-15(f) under the Exchange Act). Therefore, modifications to the design and documentation of internal control processes and procedures relating to the new system to replace and supplement existing internal controls over financial reporting were made as appropriate. Evaluation of the operating effectiveness of these internal controls will be done at a later date. The changes were undertaken to enhance system and reporting capabilities to support our growth, and were not undertaken in response to any actual or perceived deficiencies in our internal control over financial reporting.

There were no other changes in our internal control over financial reporting during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. The risks relating to our business set forth in our Annual Report on Form 10-K, filed with the SEC, are set forth below and are unchanged substantively as of June 30, 2015, except for those risks designated by an asterisk (*).

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*

Since our inception, we have incurred significant operating losses. Our net loss was $21.7 million and $15.7 million for 2014 and the six months ended June 30, 2015, respectively. As of June 30, 2015, we had an accumulated deficit of $67.5 million. To date, we have financed our operations primarily through private placements of our preferred stock and our initial public offering in October 2014. We have devoted substantially all of our financial resources and efforts to research and development. We began Phase 1 clinical trials on our lead product candidate, CB-839, in early 2014 and expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Accordingly, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. As of June 30, 2015, we had cash, cash equivalents and investments of $88.2 million. We expect that our existing cash, cash equivalents and investments will be sufficient to enable us to meet our current operating plan for at least the next 12 months. However, our existing cash, cash equivalents and investments may prove to be insufficient for these activities. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional financing due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our operating plans.

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

If serious adverse effects or unexpected characteristics of our product candidates are identified during development, we may need to abandon or limit our development of some or all of our product candidates.*

CB-839 is our only product candidate in Phase 1 clinical trials, all our other programs are in preclinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many agents that initially showed promise in early stage testing for treating cancer or other diseases have later been found to cause side effects that prevented further development of the agent.

We are in early clinical trials with CB-839 and we have seen several adverse events deemed possibly or probably related to CB-839. As of April 15, 2015, a variety of adverse events, or AEs, have been reported. Treatment-emergent Grade ≥ 3 AEs occurring in >5% of patients included increases in liver enzymes aspartate aminotransferase (AST), alanine aminotransferase (ALT) and alkaline phosphatase. With a change to twice daily with food dosing, only one out of the 27 patients showed a Grade 3 liver enzyme increase. We have treated an insufficient number of patients to fully assess the safety of CB-839 and, as our trials progress, we may experience more frequent or more severe adverse events. Our ongoing trials for CB-839 may fail due to safety issues, and we may need to abandon development of CB-839. Our arginase and hexokinase II inhibitor programs may also fail due to preclinical safety issues, causing us to abandon or delay the development of a product candidate from this program.

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

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.*

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the cancer indications for which we are focusing our product development efforts. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

There are also a number of product candidates in preclinical and clinical development by third parties to treat cancer by targeting cellular metabolism. Our principal competitors in the field of tumor metabolism include Advanced Cancer Therapeutics, LLC, Aeglea Biotherapeutics, Inc., Agios Pharmaceuticals, Inc., AstraZeneca plc, Bayer Pharma AG, Celgene Corporation, Cornerstone Pharmaceuticals, Inc., Eli Lilly and Company, Forma Therapeutics Holdings, LLC, GlaxoSmithKline plc, Novartis International AG, Pfizer Inc., Quantum Pharmaceutical, 3-V Biosciences, Inc., Roche Holdings, and its subsidiary Genentech Inc. and Sprint Biosciences, Takeda Company Limited.  Our principal competitors in the field of tumor immunology include AstraZeneca plc, Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Fortress Biotech, Inc, CureTech Ltd., EMD Serono, Inc., Incyte Corporation, iTeos Therapeutics SA, Merck & Co., Inc., NewLink Genetics Corporation, Ono Pharmaceuticals, Co., Ltd, Pfizer Inc., Roche Holdings AG and TG Therapeutics, Inc.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

Implementation of our new ERP system could have an adverse effect on our operations and system of internal controls.*

In April 2015, we migrated portions of our enterprise operating system to an ERP system running on a customized Microsoft Dynamics GP. As we transition to this new system, we may encounter unexpected deficiencies in implementing the new system. Any such deficiencies could have a material adverse effect on our operations, results of operations and system of internal controls over financial reporting. In addition, the new system will require that we design and adopt new internal controls over financial reporting, and any failure by us to implement and test those new controls in a timely manner would likely result in a material weakness in our internal controls over financial reporting.

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

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2015. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be a “large accelerated filer,” each as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. We have begun the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, when applicable, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

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

Calithera Biosciences, Inc.

Date: August 10, 2015	By:	/s/ Susan M. Molineaux
Susan M. Molineaux, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)
Calithera Biosciences, Inc.

Date: August 10, 2015	By:	/s/ William D. Waddill
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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Comprehensive Income (Loss), (iv) Condensed Statements of Cash Flows, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.