Form 10-Q
period 2015-09-30
Calithera Biosciences, Inc.
filed 2015-11-09
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, the registrant had 18,135,889 shares of common stock, $0.0001 par value per share, outstanding.

Calithera Biosciences, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2015

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Calithera Biosciences, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$8,431	$101,969
Short-term investments	73,456	-
Prepaid expenses and other current assets	1,796	1,894
Total current assets	83,683	103,863
Restricted cash	46	46
Property and equipment, net	801	861
Total assets	$84,530	$104,770
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$565	$693
Accrued liabilities	5,192	3,428
Total current liabilities	5,757	4,121
Deferred rent	165	270
Other non-current liabilities	13	13
Total liabilities	5,935	4,404
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value, 200,000 shares authorized as of September 30, 2015 (unaudited) and December 31, 2014; 18,135 and 17,943 shares issued and outstanding as of September 30, 2015 (unaudited) and December 31, 2014, respectively	2	2
Additional paid-in capital	155,023	152,218
Accumulated deficit	(76,430)	(51,854)
Total stockholders’ equity	78,595	100,366
Total liabilities and stockholders’ equity	$84,530	$104,770

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$6,752	$3,894	$17,915	$11,395
General and administrative	2,198	1,347	6,776	3,488
Total operating expenses	8,950	5,241	24,691	14,883
Loss from operations	(8,950)	(5,241)	(24,691)	(14,883)
Other income, net	50	2	115	4
Net loss	$(8,900)	$(5,239)	$(24,576)	$(14,879)
Net loss per share, basic and diluted	$(0.49)	$(16.85)	$(1.36)	$(61.90)
Weighted average common shares used to compute net loss per share, basic and diluted	18,105	311	18,005	240

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(8,900)	$(5,239)	$(24,576)	$(14,879)
Other comprehensive loss:
Net unrealized gain on available-for-sale securities	41	-	-	-
Total comprehensive loss	$(8,859)	$(5,239)	(24,576)	(14,879)

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(24,576)	$(14,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	320	257
Amortization of premium on investments	268	-
Stock-based compensation	2,260	375
(Gain) loss on disposal of property and equipment	(7)	2
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	98	(1,048)
Other assets	-	(1,430)
Accounts payable	(128)	637
Accrued liabilities	1,851	965
Deferred rent, non-current	(105)	361
Net cash used in operating activities	(20,019)	(14,760)

Cash Flows From Investing Activities
Purchases of investments	(88,846)	-
Proceeds from the sale or maturity of investments	15,122	-
Purchase of property and equipment	(340)	(486)
Change in restricted cash	-	70
Net cash used in investing activities	(74,064)	(416)

Cash Flows From Financing Activities
Net proceeds from issuance of convertible preferred stock	-	15,959
Proceeds from stock option exercises and employee stock plan purchases	545	249
Net cash provided by financing activities	545	16,208

Net (decrease)/increase in cash and cash equivalents	(93,538)	1,032
Cash and cash equivalents at beginning of period	101,969	33,820
Cash and cash equivalents at end of period	$8,431	$34,852

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Non-cash issuance of common stock	$—	$55
Change in unpaid amounts related to property and equipment purchases	$(87)	$—

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim condensed balance sheet as of September 30, 2015, and the statements of operations, comprehensive loss, and cash flows for the nine months ended September 30, 2015 and 2014 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed financial statements included in this report. The financial data and the other information disclosed in these notes to the financial statements related to the nine-month periods are also unaudited. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other future annual or interim period. The balance sheet as of December 31, 2014 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

Use of Estimates

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to preclinical, clinical trial and contract manufacturing accrued liabilities, fair value of common stock, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period without consideration of common stock equivalents. Since the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$7,077	$-	$-	$7,077
Corporate notes and commercial paper	-	35,437	-	35,437
U.S. government agency securities	-	39,374	-	39,374
Total financial assets	$7,077	$74,811	$-	$81,888

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$102,015	$-	$-	$102,015
Total financial assets	$102,015	$-	$-	$102,015

4. Financial Instruments

Cash equivalents and short-term investments, all of which are classified as available-for-sale securities, and restricted cash consisted of the following (in thousands):

	September 30, 2015				December 31, 2014
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value

Money market funds	$7,077	$-	$-	7,077	$102,015	$-	$-	102,015
Corporate notes and commercial paper	35,445	3	(11)	35,437	-	-	-	-
U.S. government agency securities	39,366	8	(0)	39,374	-	-	-	-
	$81,888	$11	$(11)	$81,888	$102,015	$-	$-	$102,015
Classified as:
Cash equivalents				$8,386				$101,969
Short-term investments				73,456				-
Restricted cash				46				46
Total cash equivalents and investments				$81,888				$102,015

At September 30, 2015, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.  As of September 30, 2015, the Company had a total of $81.9 million in cash, cash equivalents, and short-term investments, which includes $45,000 in cash and $81.8 million in cash equivalents and short-term investments.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued bonus and payroll expenses	$1,695	$1,476
Accrued professional and consulting services	143	490
Accrued clinical and manufacturing expenses	3,061	1,029
Other	293	433
Total accrued liabilities	$5,192	$3,428

6.  Commitments and Contingencies

In October 2014, the Company received an invoice of approximately $1.3 million relating to a contingent amount associated with a terminated license agreement, incurred as a result of the closing of its IPO in October 2014. In June 2015, the Company agreed to make a payment of $0.2 million to the third party, which was recorded in general and administrative expense in the statement of operations.  As of September 30, 2015, there were no further obligations related to this matter.

7. Stock Based Compensation

A summary of stock option activity is as follows (in thousands, except share data and contractual term amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Value Intrinsic
Outstanding — December 31, 2014	1,210,920	$3.44		$20,292
Options granted	705,099	$15.70
Options exercised	(159,353)	$1.70
Options canceled	(26,960)	$7.06
Outstanding — September 30, 2015	1,729,706	$8.54	8.70	$2,368

Total stock-based compensation expense related to the Company’s 2010 Equity Incentive Plan, 2014 Equity Incentive Plan and the 2014 Employee Stock Purchase Plan was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$370	$68	$994	$171
General and administrative	506	96	1,266	204
Total stock-based compensation	$876	$164	$2,260	$375

8. Net Loss per Share

Since the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share attributable to common stockholders calculations because they would be anti-dilutive were as follows (in thousands):

	September 30,
	2015	2014
Convertible preferred stock	-	9,592
Options to purchase common stock	1,740	1,209
Total	1,740	10,801

9. Licensing Agreements

TransTech License Agreement

In March 2015, the Company entered into a License and Research agreement with High Point Pharmaceuticals, LLC and TransTech Pharma LLC, or collectively TransTech, under which the Company obtained an exclusive, worldwide license to develop and commercialize TransTech’s hexokinase II inhibitors (TransTech License Agreement).  Under the terms of the TransTech License Agreement, the Company paid TransTech an initial license fee of $0.6 million, and may pay potential development and regulatory milestone payments totaling up to $30.5 million for the first licensed product. TransTech is eligible for an additional $77.0 million in potential sales-based milestones, as well as royalty payments, at mid-single digit royalty rates, based on tiered sales of the first commercialized licensed product. If the Company develops additional licensed products, after achieving regulatory approval of the first licensed product, the Company would owe additional regulatory milestone payments and additional royalty payments based on sales of such additional licensed products.  The Company will be responsible for the worldwide development and commercialization of the licensed products, at its cost.  For the three and nine months ended September 30, 2015, the Company recognized expense related to its licensing arrangement with TransTech of $0 and $0.6 million, respectively in research and development expense in the statement of operations.

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division, or Symbioscience, under which the Company has been granted the exclusive, worldwide license to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare (Symbioscience License Agreement). Under the terms of the Symbioscience License Agreement, the Company paid Symbioscience an upfront license fee of $0.3 million, which was recorded as research and development expense in 2014. For the three and nine months ended September 30, 2015, the Company made a milestone payment of $0 and $0.2 million, respectively, which was recorded in research and development expense in the statement of operations. The Company may make future payments of up to $24.2 million contingent upon attainment of various development and regulatory milestones and $95.0 million contingent upon attainment of various sales milestones. Additionally, the Company will pay royalties on sales of the licensed product, if such product sales are ever achieved. If the Company develops additional licensed products, after achieving regulatory approval of the first licensed product, the Company would owe additional regulatory milestone payments and additional royalty payments based on sales of such additional licensed products.

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

Overview

We are a clinical-stage pharmaceutical company focused on discovering and developing novel small molecule drugs directed against tumor metabolism and tumor immunology targets for the treatment of cancer. Tumor metabolism and tumor immunology have emerged as promising new fields for cancer drug discovery, and recent clinical successes with therapeutic agents in each field have demonstrated the potential to create fundamentally new therapies for cancer patients. Our lead product candidate, CB-839, is an internally discovered, first-in-class inhibitor of glutaminase, a critical enzyme in tumor metabolism. We are currently evaluating CB-839 in three Phase 1 clinical trials in solid and hematological tumors. Our first program in tumor immunology, CB-1158, is directed at developing inhibitors of the enzyme arginase and is an orally bioavailable, first-in-class agent for this novel immuno-oncology target and is expected to enter clinical development in the first half of 2016. We also have a preclinical program in tumor metabolism which seeks to develop inhibitors of the enzyme hexokinase II, the first step in the breakdown of glucose, an essential nutrient in many cancer cells.  Our ongoing research efforts are focused on discovering additional product candidates against novel tumor metabolism and immunology targets.

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

In February 2014, we initiated three Phase 1 clinical trials of CB-839 in patients with solid and hematological tumors. CX-839-001 is enrolling patients with solid tumors, CX-839-002 is enrolling patients with multiple myeloma or non-Hodgkin’s lymphoma, and CX-839-003 is enrolling patients with acute myeloid or acute lymphocytic leukemia. The objectives of the Phase 1 clinical trials are to assess the safety and tolerability of CB-839. Each trial includes a dose escalation stage to identify the optimal dose for future clinical trials. This dose will be determined by the extent of glutaminase inhibition in blood and tumors, or by identifying a maximum tolerated dose. Each trial will also have an expansion stage in which additional patients with specific tumor types will be enrolled to further evaluate the safety of CB-839 and to seek preliminary evidence of efficacy. In addition to evaluating CB-839 as a single agent, we plan to enroll six Phase 1b combination cohorts, one in which CB-839 will be combined with paclitaxel in patients with triple-negative breast cancer, a second in which CB-839 will be combined with everolimus in renal cell cancer, a third in which CB-839 will be combined with erlotinib in non-small cell lung cancer, a fourth in which CB-839 will be combined with dexamethasone in patients with multiple myeloma, a fifth in which CB-839 will be combined with pomalidomide (marketed as Pomalyst) and dexamethasone in patients with multiple myeloma, and a sixth in which CB-839 will be combined with azacitadine in acute myelogenous leukemia.  The goal of these cohorts is to evaluate the safety and potential utility of CB-839 when used in combination with these drugs. We expect hematologic Phase 1 clinical trial data by year-end 2015 and initial data from our combination trials to be available in 2016.

On November 8, 2015, solid tumor phase 1 data were presented at the American Association of Cancer Research-National Cancer Institute-European Organization for Research and Treatment of Cancer meeting in Boston, Massachusetts that demonstrated the clinical activity, tolerability and unique mechanism of action of CB-839 as a single agent in patients with solid tumors.  Among efficacy-evaluable patients across a range of tumor types treated on the twice daily schedule of CB-839 administered with food, 22 of

50 patients (44%) had stable disease, or SD, or better lasting at least 3 cycles (63 days).  Five stable disease patients currently on study have been treated with CB-839 for over 8 months without progression. This includes two patients with triple negative breast cancer, one renal cell carcinoma patient, one mesothelioma patient and one IDH1 mutant chondrosarcoma patient.  In renal cell carcinoma, one patient has an ongoing partial response (PR; on study >5 months); this patient showed a 32% reduction in target lesions by RECIST with generalized shrinkage of lymph node metastases.  Among the 15 evaluable patients with renal cell carcinoma, 9 (60%) had SD or PR, with four patients remaining on study.

We are currently evaluating a combination of CB-839 with the mTOR (mammalian target of rapamycin) inhibitor everolimus in the CX-839-001 Phase 1 study and additional combinations are anticipated in the near future with other approved agents, as described above.  Data we presented at the American Association of Cancer Research in April 2015 demonstrated that signaling through mTOR is down-regulated by CB-839, highlighting a relationship between signal transduction pathways and cancer metabolism. This relationship is supported by data showing that CB-839 synergizes with everolimus in renal cell carcinoma lines. In addition, we showed that CB-839 has synergistic activity with the tyrosine kinase inhibitors sunitinib, sorafenib, and pazopanib, all of which are approved for the treatment of renal cell carcinoma.

We selected CB-1158 as our lead clinical candidate for our first immuno-oncology program targeting inhibition of arginase, a critical T-cell immunosuppressive enzyme produced by myeloid-derived suppressor cells in tumors.  In November 2015, we presented data at the American Association of Cancer Research-National Cancer Institute-European Organization for Research and Treatment of Cancer meeting showing that CB-1158 is a highly selective, orally bioavailable, small molecule inhibitor of human arginase with nanomolar potency.  Administration of CB-1158 to mice results in a dose-dependent increase in tumor arginine levels up to ~4-fold, consistent with target inhibition.  Evaluation of anti-tumor efficacy in immunocompetent syngeneic mouse studies has shown that CB-1158 administered twice daily for 2 – 4 weeks results in significant inhibition of tumor growth.  CB-1158 combines well with checkpoint inhibitors in syngeneic tumor studies, providing additional reduction in tumor growth and an increase in the CD8+ T-cell population in tumors with no evidence of additional toxicity.  The compound has low clearance in mice, rats, dogs, and monkeys.  Low clearance is predicted for CB-1158 in humans based on excellent stability in animal and human liver cells.  Preclinical in vitro and in vivo data predict good oral bioavailability of CB-1158 in humans. Twice daily oral administration of CB-1158 to rats at 450 mg/kg (900 mg/kg/day) for 14 days resulted in no severe toxicity.  We anticipate filing an investigational new drug application for CB-1158 in the first half of 2016.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies during the nine months ended September 30, 2015, as compared to those disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Form 10-K dated December 31, 2014, filed with the SEC.

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

The largest component of our total operating expenses has historically been our investment in research and development activities including the clinical development of our product candidates. We allocate to research and development expenses the salaries, benefits, stock-based compensation expense, and indirect costs of our clinical and preclinical programs on a program-specific basis, and we include these costs in the program-specific expenses. The following table shows our research and development expenses for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Development candidate:
CB-839 (Glutaminase inhibitor)	$3,890	$2,920	$10,784	$8,986
Preclinical and research:
Arginase inhibitors	2,728	942	6,129	1,896
Other preclinical and research	134	32	1,002	513
Total preclinical and research	2,862	974	7,131	2,409
Total Research and Development	$6,752	$3,894	$17,915	$11,395

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

	Three Months
	Ended September 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$6,752	$3,894	$2,858	73%
General and administrative	2,198	1,347	851	63%
Total operating expenses	8,950	5,241	3,709	71%
Loss from operations	(8,950)	(5,241)	(3,709)	71%
Other income, net	50	2	48	*
Net loss	$(8,900)	$(5,239)	$(3,661)	70%

*    Percentage not meaningful.

Research and Development.    Research and development expenses increased $2.9 million, or 73%, from $3.9 million for the three months ended September 30, 2014 to $6.8 million for the three months ended September 30, 2015. The increase of $2.9 million was due to an increase of $2.0 million primarily related to timing of manufacturing of CB-839 and increased preclinical development activities in our arginase inhibitors program, and an increase of $0.9 million in personnel-related costs primarily due to higher headcount, salary increases and stock-based compensation expense.

General and Administrative.    General and administrative expenses increased $0.9 million, or 63%, from $1.3 million for the three months ended September 30, 2014 to $2.2 million for the three months ended September 30, 2015. The increase of $0.9 million was due to an increase of $0.5 million in personnel-related costs as a result of higher headcount, salary increases and stock-based compensation expense and an increase of $0.4 million in professional services, primarily related to audit, legal and insurance costs associated with operating as a public company.

Other Income.   Other income increased $48,000, from $2,000 for the three months ended September 30, 2014 to $50,000 for the three months ended September 30, 2015.  The increase of $48,000 was primarily interest income generated from higher average cash equivalent and investment balances as compared to the same period in the prior year.

Comparison of the Nine Months Ended September 30, 2015 and 2014

	Nine Months
	Ended September 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$17,915	$11,395	$6,520	57%
General and administrative	6,776	3,488	3,288	94%
Total operating expenses	24,691	14,883	9,808	66%
Loss from operations	(24,691)	(14,883)	(9,808)	66%
Other income, net	115	4	111	*
Net loss	$(24,576)	$(14,879)	$(9,697)	65%

*    Percentage not meaningful.

Research and Development.    Research and development expenses increased $6.5 million, or 57%, from $11.4 million for the nine months ended September 30, 2014 to $17.9 million for the nine months ended September 30, 2015. The increase of $6.5 million was due to an increase of $3.4 million primarily related to increased clinical expenses for our CB-839 Phase I clinical trials and preclinical development activities in our arginase inhibitors program, an increase of $2.3 million in personnel-related costs primarily due to higher headcount, salary increases and stock-based compensation expense, and an increase of $0.8 million for payments of $0.6 million and $0.2 million related to our hexokinase II and our arginase inhibitors programs, respectively.

General and Administrative.    General and administrative expenses increased $3.3 million, or 94%, from $3.5 million for the nine months ended September 30, 2014 to $6.8 million for the nine months ended September 30, 2015. The increase of $3.3 million was due to an increase of $1.7 million in personnel-related costs as a result of higher headcount, salary increases and stock-based compensation expense, an increase of $1.4 million in professional services, primarily related to audit, legal and insurance costs associated with operating as a public company, and an increase of $0.2 million for a payment to a third party related to a terminated license arrangement.

Other Income.   Other income increased $0.1 million, from $4,000 for the nine months ended September 30, 2014 to $0.1 million for the nine months ended September 30, 2015.  The increase of $0.1 million was primarily interest income generated from higher average cash equivalent and investment balances as compared to the same period in the prior year.

Liquidity and Capital Resources

As of September 30, 2015, we had cash, cash equivalents and investments totaling $81.9 million.  Our operations have been financed primarily by net proceeds from the sale of shares of our preferred stock and our initial public offering in October 2014.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months
	Ended September 30,
	2015	2014
	(in thousands)
Cash used in operating activities	$(20,019)	$(14,760)
Cash used in investing activities	$(74,064)	$(416)
Cash provided by financing activities	$545	$16,208

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2015 was $20.0 million. Our net loss of $24.6 million was offset in part by non-cash charges of $0.6 million for depreciation and amortization and $2.3 million of stock-based compensation. The change in operating assets and liabilities of $1.7 million was primarily due to the timing of payments for our clinical trials and manufacturing activities.

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

Cash Flows from Investing Activities

Cash used in investing activities was $74.1 million for the nine months ended September 30, 2015 and was related to the purchase of investments of $88.9 million and purchase of property and equipment of $0.3 million, partially offset by the sale or maturity of short-term investments of $15.1 million.

Cash used in investing activities was $0.4 million for the nine months ended September 30, 2014 and was related to the purchase of property and equipment of $0.5 million and the reduction in restricted cash of $0.1 million. Purchases of property and equipment were primarily related to leasehold improvements in connection with our office expansion.

Cash Flows from Financing Activities

Cash provided by financing activities was $0.5 million for the nine months ended September 30, 2015 and was related to the issuance of common stock upon the exercise of stock options and employee stock plan purchases.

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

Contractual Obligations and Other Commitments

There have been no material changes to the contractual obligations during the nine months ended September 30, 2015, as compared to those disclosed in our Form 10-K.

Off-Balance Sheet Arrangements

During 2014 and the nine months ended September 30, 2015, we did not have any off balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies and highly rated banks and corporations, subject to certain concentration limits. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. As of September 30, 2015, we had cash, cash equivalents and investments of $81.9 million. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and a 1% change in interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates. We had no outstanding debt as of September 30, 2015.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. The risks relating to our business set forth in our Annual Report on Form 10-K, filed with the SEC, are set forth below and are unchanged substantively as of September 30, 2015, except for those risks designated by an asterisk (*).

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*

Since our inception, we have incurred significant operating losses. Our net loss was $21.7 million and $24.6 million for 2014 and the nine months ended September 30, 2015, respectively. As of September 30, 2015, we had an accumulated deficit of $76.4 million. To date, we have financed our operations primarily through private placements of our preferred stock and our initial public offering in October 2014. We have devoted substantially all of our financial resources and efforts to research and development. We began Phase 1 clinical trials on our lead product candidate, CB-839, in early 2014 and expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Accordingly, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. As of September 30, 2015, we had cash, cash equivalents and investments of $81.9 million. We expect that our existing cash, cash equivalents and investments will be sufficient to enable us to meet our current operating plan for at least the next 12 months. However, our existing cash, cash equivalents and investments may prove to be insufficient for these activities. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional financing due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our operating plans.

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

We are in early clinical trials with CB-839 and we have seen several adverse events deemed possibly or probably related to CB-839. As of October 6, 2015, a variety of adverse events, or AEs, have been reported. Treatment-emergent Grade ≥ 3 AEs occurring in >5% of patients included increases in liver enzymes aspartate aminotransferase (AST), alanine aminotransferase (ALT) and alkaline phosphatase. With a change to twice daily dosing with food, only one out of the 66 patients showed a Grade 3 liver enzyme increase. We have treated an insufficient number of patients to fully assess the safety of CB-839 and, as our trials progress, we may experience more frequent or more severe adverse events. Our ongoing trials for CB-839 may fail due to safety issues, and we may need to abandon development of CB-839. On our arginase program, the clinical candidate CB-1158, is anticipated to enter clinical development in the first half of 2016.  The compound has a good safety profile thus far in animals.  However, our arginase and hexokinase II inhibitor programs may fail due to preclinical or clinical safety issues, causing us to abandon or delay the development of a product candidate from these programs.

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

There are also a number of product candidates in preclinical and clinical development by third parties to treat cancer by targeting cellular metabolism. Our principal competitors in the field of tumor metabolism include Advanced Cancer Therapeutics, LLC, Aeglea Biotherapeutics, Inc., Agios Pharmaceuticals, Inc., AstraZeneca plc, Bayer Pharma AG, Celgene Corporation, Cornerstone Pharmaceuticals, Inc., Eli Lilly and Company, Forma Therapeutics Holdings, LLC, GlaxoSmithKline plc, Merck KGaA, Novartis International AG, Pfizer Inc., Quantum Pharmaceutical, 3-V Biosciences, Inc., Rhizen Pharmaceuticals SA, Roche Holdings, and its subsidiary Genentech Inc. Sprint Biosciences, and Takeda Company Limited.  Our principal competitors in the field of tumor immunology include AstraZeneca plc, Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, CureTech Ltd., Merck KGaA, Fortress Biotech, Inc, GlaxoSmithKline plc, Incyte Corporation, iTeos Therapeutics SA, Merck & Co., Inc., NewLink Genetics Corporation, Novartis International AG, Ono Pharmaceuticals, Co., Ltd, Pfizer Inc., Roche Holdings AG,  Takeda Company Limited, and TG Therapeutics, Inc.

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

We have implemented changes to our disclosure controls and procedures and internal control over financial reporting to remediate the material weakness identified above. We have strengthened the operation of our internal controls over the accounting for non-routine, complex equity transactions, including increasing the depth and experience within our accounting and finance organization, as well as designing and implementing improved processes and internal controls to identify such matters. We have hired additional personnel to build our financial management and reporting infrastructure, including the hiring of our Chief Financial Officer and Vice President, Finance, in the second quarter of 2014. While we believe we have remediated this material weakness, neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act.  In light of the material weakness that was identified as a result of the limited procedures performed, we believe that it is possible that, had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses or significant control deficiencies may have been identified.

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

Calithera Biosciences, Inc.

Date: November 9, 2015	By:	/s/ Susan M. Molineaux
Susan M. Molineaux, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)
Calithera Biosciences, Inc.

Date: November 9, 2015	By:	/s/ William D. Waddill
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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Comprehensive Income (Loss), (iv) Condensed Statements of Cash Flows, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.