Form 10-K/A
period 2014-12-31
Calithera Biosciences, Inc.
filed 2015-11-12
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.0001 Per Share; Common stock traded on the NASDAQ stock market

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2015 Annual Meeting of Shareholders were filed with the Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and are incorporated by reference into Part III of this Annual Report on Form 10-K, other than Item 11 of Part III that is included herein.

Page
PART III	2
Item 11. Executive Compensation	2

i

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”), to amend our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 27, 2015 (the “Form 10-K”). The purpose of this Amendment is to correct the identities of our named executive officers and correct the information related to the grant date fair value of equity awards for our named executive officers and non-employee directors as presented in: (i) the Summary Compensation Table, (ii) Outstanding Equity Awards, (iii) Employment, Severance and Change in Control Agreements, and (iv) Non-Employee Director Compensation, each appearing in Item 11—Executive Compensation. This Amendment hereby amends Part III, Item 11 of the Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the 10-K (i.e. occurring after March 27, 2015) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

PART III

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table shows for the years ended December 31, 2014 and 2013, compensation awarded to or paid to, or earned by, the Company’s Chief Executive Officer and its four other most highly compensated executive officers at December 31, 2014 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE FOR FISCAL 2014

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Equity Awards ($) (2)	Total ($)
Susan Molineaux, Ph D.	2014	$400,000	$160,000	$358,887	$918,887
President and Chief Executive Officer	2013	350,000	134,750	309,293	794,043

William D. Waddill	2014	232,500	96,747	506,424	835,671
Senior Vice President, Chief Finance Officer, Secretary and Treasurer

Mark K. Bennett, Ph.D.	2014	300,000	105,000	105,555	510,555
Senior Vice President, Research	2013	275,000	89,100	94,413	458,513

Eric Sjogren, Ph.D.	2014	300,000	105,000	105,555	510,555
Sr. Vice President, Drug Discovery	2013	275,000	89,100	94,405	458,505

Christopher J. Molineaux, Ph.D.	2014	300,000	105,000	105,555	510,555
Sr. Vice President, Development

(1)

Represents amounts earned under our bonus program based on the achievement of corporate performance goals and other factors deemed relevant by our board of directors or, with respect to 2014, the compensation committee of our board of directors. Our corporate goals related to the advancement of our clinical trials and preclinical programs, business and corporate development objectives, collaboration objectives and financial management objectives. For 2014 and 2013, we determined our named executive officers’ annual performance bonus based on attainment of company objectives, which bonus our board of directors determined was appropriate given each of the named executive officer’s responsibility for the overall direction and success of our business. For 2014, we determined that Drs. S. Molineaux, Bennett, Sjogren and C. Molineaux and Mr. Waddill were entitled to 100% of their target bonuses. For 2013, we determined that Drs. S. Molineaux, Bennett, Sjogren and C. Molineaux were entitled to 110% of their target bonuses.
(2)	Amounts shown in this column do not reflect dollar amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted computed in accordance with the provisions of FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 7 to our financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2014. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our named executive officers will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2014

The following table shows for the year ended December 31, 2014, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2014

				Option Awards
Name	Grant Date(1)		Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Susan Molineaux, Ph D.	12/14/2011	(1)	11/7/2011	7,640	12,009	$0.48	12/13/2021
President and Chief Executive Officer	6/13/2012	(2)	3/27/2012	7,716	16,536	$0.48	6/12/2022
	5/23/2013	(3)	5/23/2013	8,828	36,577	$0.96	5/22/2023
	12/17/2013	(4)	12/17/2013	18,837	96,876	$2.64	12/16/2023
	9/9/2014	(5)	9/9/2014	3,982	59,734	$7.20	9/8/2024

William D. Waddill	4/15/2014	(7)	4/1/2014	—	75,005	$2.64	4/14/2024
Senior Vice President, Chief Finance Officer, Secretary and Treasurer	9/9/2014	(5)	9/9/2014	—	17,569	$7.20	9/8/2024

Mark K. Bennett, Ph.D.	9/30/2010	(6)	6/1/2010	1,833	—	$9.60	9/29/2020
Senior Vice President, Research	12/14/2011	(1)	11/7/2011	911	3,345	$0.48	12/13/2021
	6/13/2012	(2)	3/27/2012	1,075	4,032	$0.48	6/12/2022
	5/23/2013	(3)	5/23/2013	1,890	13,705	$0.96	5/22/2023
	12/17/2013	(4)	12/17/2013	3,162	28,497	$2.64	12/16/2023
	9/9/2014	(5)	9/9/2014	1,171	17,569	$7.20	9/8/2024

Eric Sjogren, Ph.D.	9/30/2010	(6)	6/1/2010	1,833	—	$9.60	9/29/2020
Sr. Vice President, Drug Discovery	12/14/2011	(1)	11/7/2011	4,864	3,345	$0.48	12/13/2021
	6/13/2012	(2)	3/27/2012	4,569	4,032	$0.48	6/12/2022
	5/23/2013	(3)	5/23/2013	8,034	13,705	$0.96	5/22/2023
	12/17/2013	(4)	12/17/2013	9,497	28,494	$2.64	12/16/2023
	9/9/2014	(5)	9/9/2014	1,171	17,569	$7.20	9/8/2024

Christopher J. Molineaux, Ph.D.	5/23/2013	(3)	5/23/2013	7,585	31,426	$0.96	5/22/2023
Sr. Vice President, Development	12/17/2013	(4)	12/17/2013	5,539	28,494	$2.64	12/16/2023
	9/9/2014	(5)	9/9/2014	1,171	17,569	$7.20	9/8/2024

(1)	The unvested shares vest in equal monthly installments through November 7, 2015, subject to continued service with us through each relevant vesting date and are subject to accelerated vesting upon a qualifying termination as set forth in the executive officer’s employment agreement with us.
(2)	The unvested shares vest in equal monthly installments through March 27, 2016, subject to continued service with us through each relevant vesting date and are subject to accelerated vesting upon a qualifying termination as set forth in the executive officer’s employment agreement with us.
(3)	The unvested shares vest in equal monthly installments through May 23, 2017, subject to continued service with us through each relevant vesting date and are subject to accelerated vesting upon a qualifying termination as set forth in the executive officer’s employment agreement with us.
(4)	The unvested shares vest in equal monthly installments through December 17, 2017, subject to continued service with us through each relevant vesting date and are subject to accelerated vesting upon a qualifying termination as set forth in the executive officer’s employment agreement with us.
(5)	The unvested shares vest in equal monthly installments through September 9, 2018, subject to continued service with us through each relevant vesting date and are subject to accelerated vesting upon a qualifying termination as set forth in the executive officer’s employment agreement with us.
(6)	The unvested shares subject to this option fully vested on June 1, 2014.
(7)	The unvested shares vest in equal monthly installments through April 1, 2018, subject to continued service with us through each relevant vesting date and are subject to accelerated vesting upon a qualifying termination as set forth in the executive officer’s employment agreement with us.

401(k) Plan

We maintain a tax-qualified retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain Code limits, which are updated annually. We have the ability to make matching and discretionary contributions to the 401(k) plan, but have not done so to date. Employee contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their own contributions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code, with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made, and contributions and earnings on those amounts are not taxable to the employees until withdrawn or distributed from the 401(k) plan.

Pension Benefits

Our Named Executive Officers did not participate in, or otherwise receive any benefits under any pension or retirement plan sponsored by Calithera during 2014.

Nonqualified Deferred Compensation

Our Named Executive Officers did not participate in, or earn any benefits under, a nonqualified deferred compensation plan sponsored by Calithera during 2014.

Employment, Severance and Change in Control Agreements

Employment Agreements

We have employment agreements with each of our Named Executive Officers. The agreements generally provide for at-will employment and set forth the executive officer’s initial base salary, annual performance bonus opportunity, initial equity grant amount and eligibility for employee benefits. In addition, each of our named executive officers has executed a form of our standard confidential information and invention assignment agreement. The key terms of the employment agreements are described below. A “qualifying termination” for the purposes of the employment agreements is defined as a termination of the executive officer by us without cause, other than as a result of the executive officer’s death or disability, or the resignation of the executive officer’s employment with us with good reason.

Susan M. Molineaux, Ph.D.

In June 2010, we entered into an employment agreement with Dr. Molineaux, pursuant to which she commenced employment on an at-will basis as our President and Chief Executive Officer. Effective January 1, 2015, Dr. Molineaux receives an annual base salary of $440,000, with an annual target bonus of 50% of that base salary, payable based on achievement of certain corporate goals to be established by us. Dr. Molineaux purchased 11,000 shares of common stock, 9,166 shares of which were subject to a right of repurchase under a restricted stock purchase agreement. Our repurchase rights had lapsed as to all shares as of June 2014.

Under the employment agreement, as amended in November 2011, if a qualifying termination occurs on or within 12 months following a change in control, she will receive a cash severance payment equal to the sum of 12 months of her annual base salary as in effect immediately prior to her termination, plus 100% of her annual target bonus. Upon a qualifying termination, other than following a change in control, Dr. Molineaux will receive a cash severance payment equal to the sum of 12 months of her annual base salary plus a pro-rated portion of her annual target bonus, based on our proportional accomplishments of that year’s goal through the date of termination.

In addition, upon a qualifying termination, all of Dr. Molineaux’s unvested equity awards will immediately vest and become exercisable, and outstanding options will remain exercisable for a period of up to 120 days, or until the expiration date of the award, if earlier. Also, Dr. Molineaux and her eligible dependents will be eligible to receive continued medical coverage for up to 12 months following her termination, so long as Dr. Molineaux timely elects such continued coverage. Receipt of these benefits is contingent upon Dr. Molineaux’s execution and non-revocation of a release of claims in our favor, as well as her resignation from our board of directors.

William D. Waddill

In March 2014, we entered into an employment agreement with Mr. Waddill, pursuant to which he commenced employment on an at-will basis as our Senior Vice President, Chief Financial Officer, Treasurer and Secretary. Effective January 1, 2015, Mr. Waddill receives an annual base salary of $325,000, with an annual target bonus of 35% of that base salary, payable based on achievement of certain corporate goals to be established by us. Pursuant to the employment agreement, we granted Mr. Waddill an initial stock option to purchase 90,006 shares of common stock. The option vests monthly over a four-year period. In addition, Mr. Waddill was paid a bonus of $15,000 in connection with his commencement of employment, which bonus must be repaid in its entirety should Mr. Waddill be terminated for cause or resign without good reason during the first six months of his employment.

If a qualifying termination of Mr. Waddill occurs on or within 12 months following a change in control, he will receive cash severance in the form of continuing payments, in accordance with our regular payment schedule, of nine months of his annual base salary plus the greater of (i) 75% of his annual target bonus or (ii) 75% of a pro-rated portion of his annual target bonus calculated based on the proportional accomplishments of that year’s goals through the date of termination. In addition, all of Mr. Waddill’s unvested stock option will immediately vest and become exercisable.

Upon a qualifying termination, other than following a change in control, Mr. Waddill will receive cash severance in the form of continuing payments, in accordance with our regular payment schedule, of nine months of his annual base salary plus a pro-rated portion of his annual target bonus calculated based on our proportional accomplishments of that year’s goals through the date of termination. Also, in the case of any qualifying termination, Mr. Waddill and his eligible dependents will be eligible to receive continued health care coverage for up to nine months following any qualifying termination, so long as Mr. Waddill timely elects such continued coverage. Receipt of these benefits is contingent upon Mr. Waddill’s execution and non-revocation of a release of claims in our favor.

Mark K. Bennett, Ph.D.

In September 2010, we entered into an employment agreement with Dr. Bennett, pursuant to which he commenced employment on an at-will basis as our Senior Vice President, Research. Effective January 1, 2015, Dr. Bennett receives an annual base salary of $315,000, with an annual target bonus of 35% of that base salary, payable based on achievement of certain corporate and individual goals to be established by us. Pursuant to the employment agreement, we granted Dr. Bennett an initial stock option to purchase 1,833 shares of common stock, which fully vested in June 2014.

If a qualifying termination of Dr. Bennett occurs on or within 12 months following a change in control, he will receive a cash severance payment equal to the sum of 50% of his annual base salary, as in effect immediately prior to his termination, plus the greater of (i) 50% of his annual target bonus and (ii) 50% of a pro-rated portion of his annual target bonus calculated based on our proportional accomplishment of that year’s goals through the date of termination. Upon a qualifying termination, other than on or within twelve months following a change in control, Dr. Bennett will receive a cash severance payment equal to the sum of 50% of his annual base salary (as in effect immediately prior to his termination) plus a pro-rated portion of his annual target bonus for the year in which he terminates employment, calculated based on our proportional accomplishment of that year’s goals through the date of termination.

In addition, in the case of any qualifying termination, Dr. Bennett and his eligible dependents will be eligible to receive continued medical coverage for up to six months following his termination, so long as Dr. Bennett timely elects such continued coverage. Receipt of these benefits is contingent upon Dr. Bennett’s execution and non-revocation of a release of claims in our favor.

Eric B. Sjogren, Ph.D.

In September 2010, we entered into an employment agreement with Dr. Sjogren, pursuant to which he commenced employment on an at-will basis as our Senior Vice President, Drug Discovery. Effective January 1, 2015, Dr. Sjogren receives an annual base salary of $315,000, with an annual target bonus of 35% of that base salary, payable based on achievement of certain corporate and individual goals to be established by us. Pursuant to the employment agreement, we granted Dr. Sjogren an initial stock option to purchase 1,833 shares of common stock, which option fully vested in June 2014.

If a qualifying termination of Dr. Sjogren occurs on or within 12 months following a change in control, he will receive a cash severance payment equal to the sum of 50% of his annual base salary, as in effect immediately prior to his termination, plus the greater of (i) 50% of his annual target bonus and (ii) 50% of a pro-rated portion of his annual target bonus. In addition, upon such qualifying termination, all of Dr. Sjogren’s unvested equity awards will immediately vest and become exercisable. Upon a qualifying termination, other than on or within twelve months following a change in control, Dr. Sjogren will receive a cash severance payment equal to the sum of 50% of his annual base salary plus a pro-rated portion of his annual target bonus.

Also, Dr. Sjogren and his eligible dependents will be eligible to receive continued medical coverage for up to six months following his termination, so long as Dr. Sjogren timely elects such continued coverage. Receipt of these benefits is contingent upon Dr. Sjogren’s execution and non-revocation of a release of claims in our favor.

Christopher J. Molineaux, Ph.D.

In June 2013, we entered into an employment agreement with Dr. Molineaux, pursuant to which he commenced employment on an at-will basis as our Senior Vice President, Development. Effective January 1, 2015, Dr. Molineaux receives an annual base salary of $315,000, with an annual target bonus of 35% of that base salary, payable based on achievement of certain corporate and individual goals to be established by us. Pursuant to the employment agreement, we granted Dr. Molineaux an initial stock option to purchase 52,015 shares of common stock. The option vests monthly over a four-year period.

If a qualifying termination of Dr. Molineaux occurs on or within 12 months following a change in control, he will receive a cash severance payment equal to the sum of 50% of his annual base salary, as in effect immediately prior to his termination, plus the greater of (i) 50% of his annual target bonus and (ii) 50% of a pro-rated portion of his annual target bonus. In addition, upon such qualifying termination, all of Dr. Molineaux’s unvested equity awards will immediately vest and become exercisable, and outstanding options will remain exercisable for a period of up to 120 days, or the expiration date of the award, if earlier. Upon a qualifying termination, other than on or within twelve months following a change in control, Dr. Molineaux will receive a cash severance payment equal to the sum of 50% of his annual base salary plus a pro-rated portion of his annual target bonus.

Also, in the case of any qualifying termination, Dr. Molineaux and his eligible dependents will be eligible to receive continued medical coverage for up to six months following his termination, so long as Dr. Molineaux timely elects such continued coverage under COBRA. Receipt of these benefits is contingent upon Dr. Molineaux’s execution and non-revocation of a release of claims in our favor.

Stock Options

In March 2010, our stockholders approved the 2010 Equity Incentive Plan; or 2010 Plan, under which shares of common stock are reserved for the granting of options, stock bonuses, and restricted stock awards by the company. These awards may be granted to employees, members of the Board of Directors, and consultants to the company.

The 2010 Plan permitted us to (i) grant incentive stock options to directors and employees at not less than 100% of the fair value of common stock on the date of grant; (ii) grant nonqualified options to employees, directors, and consultants at not less than 85% of fair value; (iii) award stock bonuses; and (iv) grant rights to acquire restricted stock at not less than 85% of fair value. Options generally vest over a four- or five year period and have a term of ten years. Options granted to 10% stockholders have a maximum term of five years and require an exercise price equal to at least 110% of the fair value on the date of grant. The exercise price of all options granted to date has been at least equal to the fair value of common stock on the date of grant. As of the date of our initial public offering, no further stock awards could be granted under our 2010 Plan. All outstanding stock awards granted under the 2010 Plan continue to be governed by their existing terms.

In September 2014, our stockholders approved the 2014 Equity Incentive Plan, or 2014 Plan, under which shares of our common stock are reserved for issuance pursuant to stock awards, including, but not limited to, incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, and performance cash awards. We have reserved an aggregate of 971,340 shares under the plan for issuance pursuant to stock awards. In addition, the share reserve will automatically increase on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2015, in an amount equal to 4% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, unless the Board determines otherwise prior to December 31st of such calendar year. As of April 20, 2015, we had issued options outstanding for an aggregate of 1,815,724 shares of our common stock under the 2010 and 2014 Plans.

In the past, prior to our initial public offering, our Board of Directors had determined the fair market value of our common stock based upon inputs including valuation reports prepared by third party valuation firms. Generally, our stock options have vested in equal monthly installments over 48 months or as 25% of the total number of option shares granted on the first anniversary of the award and in equal monthly installments over the ensuing 36 months.

NON-EMPLOYEE DIRECTOR COMPENSATION

The following table shows for the fiscal year ended December 31, 2014 certain information with respect to the compensation of all non-employee directors of the Company:

NON-EMPLOYEE DIRECTOR COMPENSATION FOR FISCAL 2014

Name	Fees Earned or Paid in Cash (1)	Option Awards (2) (3)	Total
Ralph E. Christoffersen, Ph.D.	$3,226	$—	$3,226
Jonathan Drachman, M.D.	40,336	32,973	73,309
Jean M. George	4,315	—	4,315
Deepa R. Pakianathan, Ph.D.	4,395	—	4,395
H. Ward Wolff	4,435	166,408	170,843

(1)	Drs. Christoffersen and Pakianathan and Ms. George’s board and committee fees were made payable to the management company of each of their respective firms.
(2)	As of December 31, 2014, the aggregate number of stock options held by Dr. Drachman and Mr. Wolff were 28,355 and 22,000, respectively. Dr. Christoffersen, Dr. Pakianathan and Ms. George did not hold any stock options as of December 31, 2014.

(3)	Amounts shown in this column do not reflect dollar amounts actually received by our directors. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted computed in accordance with the provisions of FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 7 to our financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2014. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our directors will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options.

Non-Employee Director Compensation Policy

We have adopted a non-employee director compensation policy, pursuant to which our non-employee directors will be eligible to receive compensation for service on our board of directors and committees of our board of directors.

Equity Compensation

Initial Grant

Each new non-employee director who joins our board of directors after our initial public offering will be granted a stock option to purchase 22,000 shares of common stock under our 2014 Plan, vesting monthly over three years from the grant date, subject to continued service as a director through each applicable vesting date.

Annual Grant

On the date of each annual meeting of our stockholders, each continuing non-employee director will be granted an annual stock option to purchase 11,000 shares of common stock under our 2014 Plan, vesting monthly over one year from the grant date, subject to continued service as a director through each applicable vesting date.

Vesting Acceleration

In the event of a change of control or a corporate transaction (each as defined in our 2014 Plan), any unvested portion of an equity award granted under the policy will fully vest and become exercisable immediately prior to the effective date of such change of control or corporate transaction, subject to the non-employee director’s continuous service with us on the effective date of the change of control or corporate transaction.

The exercise price per share of each stock option granted under the non-employee director compensation policy will be the closing price of our common stock as reported by the NASDAQ Global Select Market on the date of grant. Each stock option will have a term of ten years from the date of grant, subject to earlier termination in connection with a termination of the non-employee director’s continuous service with us.

Cash Compensation

In December 2014, our board of directors revised the non-employee director compensation policy, which became effective on December 2, 2014. Pursuant to the revised non-employee director compensation policy, each non-employee director will receive an annual cash retainer of $40,000 for serving on our board of directors. The chairperson of our board of directors, if any, will receive an additional annual cash retainer of $25,000.

The chairperson and members of the three standing committees of our board of directors will be entitled to the following additional annual cash retainers:

Board Committee	Chairperson Fee	Member Fee
Audit Committee	$15,000	$7,500
Compensation Committee	10,000	5,000
Nominating and Corporate Governance Committee	7,000	3,500

All annual cash compensation amounts will be payable in equal quarterly installments in arrears, on the last day of each fiscal quarter for which the service occurred, pro-rated based on the days served in the applicable fiscal quarter. In March 2015, we amended our non-employee director compensation policy to permit each non-employee director to elect to have their cash compensation paid to the management company of their respective firms.

A non-employee director may elect to receive a stock option grant in lieu of his or her annual cash compensation. Such election would apply to all such cash compensation. A non-employee director must make this election prior to the date of the annual meeting of stockholders and such election will apply until the next annual meeting of our stockholders.

The number of shares of common stock to be issuable upon exercise of stock options granted in lieu of annual cash compensation will be determined by dividing (i) the amount of annual compensation that would otherwise be paid during the upcoming year of service, by (ii) the Black-Scholes value of one share of our common stock on the applicable grant date, or such other method that may be set forth in the non-employee director compensation policy on that date. Such stock options will be nonstatutory stock options and will be granted on the date of the annual meeting of our stockholders. The stock options will have an exercise price per share equal to the closing price of our common stock as reported by the NASDAQ Global Select Market on the date of grant and will vest monthly over one year from the grant date, subject to continued service as a director through each applicable vesting date. The stock options will have a term of ten years from the date of grant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calithera Biosciences, Inc.

Date: November 12, 2015	By:	/s/ Susan M. Molineaux
Susan M. Molineaux, Ph.D.
President and Chief Executive Officer

Exhibit Index to Form 10-K/A

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a).