Form 10-K
period 2015-12-31
Calithera Biosciences, Inc.
filed 2016-03-15
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-36644

CALITHERA BIOSCIENCES, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	27-2366329
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

343 Oyster Point Blvd., Suite 200 South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 870-1000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.0001 Per Share	The NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES   ☐   NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $79.3 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market of $7.14 per share.

The number of shares of Registrant’s Common Stock outstanding as of March 7, 2016 was 18,410,965.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2016 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2015, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A - Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or the SEC, after the date of this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

We are a clinical-stage pharmaceutical company focused on discovering and developing novel small molecule oncology drugs directed against tumor and immune cell targets that control key metabolic pathways in the tumor microenvironment.  Tumor metabolism and immuno-oncology have emerged as promising new fields for cancer drug discovery, and recent clinical successes with therapeutic agents in each field have demonstrated the potential to create fundamentally new therapies for cancer patients. We are developing agents that take advantage of the unique metabolic requirements of tumor cells and cancer-fighting immune cells such as cytotoxic T-cells. Our lead product candidate, CB-839, is an internally discovered, first-in-class oral inhibitor of glutaminase, a critical enzyme in tumor cells. CB-839 has been shown to have activity in animals alone and, when given in combination, to enhance the activity of both conventional approved therapies and recently approved immuno-oncology agents. We are currently evaluating CB‑839 in three Phase 1 clinical trials in solid and hematological tumors. CB-839 administered as a single agent has resulted in clinical responses in renal cell cancer and acute myeloid leukemia and clinical benefit in several other tumor types. We are currently enrolling patients in a series of combination drug Phase 1b cohorts in specific solid tumor types and AML.  We are also planning to evaluate the immune-enhancing activity of CB-839 in a separate Phase 1/2 trial beginning in 1H16. Our second product candidate, CB-1158, is a first-in-class oral inhibitor of arginase, an enzyme that depletes the amino acid arginine, a key metabolic nutrient for T-cells.  A Phase 1 clinical trial with CB-1158 will be initiated in the second half of 2016, following the filing of an Investigational New Drug, or IND, application in mid-year.  We also have ongoing research efforts that are focused on discovering additional product candidates against novel tumor metabolism and immunology targets.

Our lead product candidate, CB-839, takes advantage of the pronounced dependency many cancers have on the nutrient glutamine for growth and survival. CB-839 inhibits glutaminase, an enzyme required by cancer cells to utilize glutamine effectively. In preclinical studies, CB-839 demonstrated broad antitumor activity in tumor cell lines, inhibited the growth of human tumors in animal models and was well tolerated in toxicity studies. CB-839 was also synergistic with several approved cancer therapeutics that are part of the current standard of care.

Inhibition of glutaminase also results in accumulation of glutamine, the substrate of glutaminase, in tumors. Glutamine, which is frequently depleted in the tumor microenvironment due to avid uptake by tumor cells, has been shown to be an important nutrient for T-cell growth.   Administration of CB-839 to tumor-bearing animals substantially enhances the anti-tumor activity of checkpoint inhibitors, potentially by restoring the levels of glutamine in the tumor microenvironment and thereby enabling T-cells to proliferate.  Checkpoint inhibitors, including the approved agents nivolumab (marketed as Opdivo) and pembrolizumab (marketed as Keytruda), are a class of immuno-oncology (I-O) agents directed against programmed death protein-1 (PD-1) or programmed death ligand-1 (PD-L1) that promote the activation and tumor-killing properties of the patient’s own immune cells, such as cytotoxic T-cells. CB-839 could potentially have a “one-two punch” in the treatment of cancer by first starving the tumor cell and second facilitating the activation of T-cells in the nutrient-deprived tumor microenvironment.

We are currently conducting three Phase 1 clinical trials of CB-839 in the United States in patients with solid tumors, leukemia, non-Hodgkin’s lymphoma and multiple myeloma. The purpose of these trials is to evaluate the safety of CB-839 both as a single agent and in combination with approved therapies and to seek preliminary evidence of efficacy. CB-839 has been well tolerated across all three Phase 1 studies when administered twice-daily (BID). An initial observation of Grade 3/4 increases in liver function enzymes was reduced to a rate of <2% with the current regimen. Single agent objective responses have been observed in two patients, one with metastatic renal cell cancer (a Partial Response, or PR) and one with acute myeloid leukemia (a Complete Response with incomplete recovery of peripheral blood counts, or CRi). Furthermore, 60% of patients with renal cell cancer have had stable disease or better, with several patients remaining on study.  Stable disease in renal cell cancer patients has often been long lasting, ranging from 63 days to more than 17 months. We have initiated enrollment of patients receiving CB-839 in expansion cohorts in combination with approved standard of care therapies in a number of solid and hematological malignancies. These have been selected based on strong preclinical data showing significantly improved activity of these compounds in combination with CB-839 in vitro and in vivo. Preclinical data of CB-839 in combination with anti-PD-1 and anti-PD-L1 has led to the design of a Phase 1/2 study with a checkpoint inhibitor to begin in 1H16. Pending input from the U.S. Food and Drug Administration, or the FDA, on the results of our Phase 1 trials, we plan to initiate one or more randomized, placebo-controlled Phase 2 clinical trials, likely in 2017, to study CB-839 in combination with approved conventional therapies and/or checkpoint inhibitors.

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

Our second product candidate, CB-1158, is a potent and selective orally bioavailable inhibitor of the enzyme arginase. Arginase depletes arginine, a nutrient that is critical for the activation and proliferation of the body’s cancer-fighting immune cells, such as cytotoxic T-cells and natural killer (NK)-cells. During normal activation of the immune system, arginase, which is expressed by suppressive myeloid immune cells, plays an important role in halting T-cell proliferation.  But in many tumors, including lung, gastrointestinal, bladder, renal cancer and acute myeloid leukemia, arginase-expressing myeloid cells accumulate and maintain an immunosuppressive environment, blocking the ability of T-cells and NK-cells to kill cancer cells.  We believe that inhibitors of arginase can promote an anti-tumor immune response by restoring arginine levels, thereby allowing activation of the body’s own immune cells, including cytotoxic T-cells and NK-cells. In December 2014, we entered into an exclusive global license agreement with Mars Symbioscience granting Calithera rights to research, develop and commercialize Symbioscience’s portfolio of arginase inhibitors. Calithera has developed an orally bioavailable small molecule, CB-1158, which is a potent inhibitor of arginase. The compound has single agent activity in animals that is mediated by T-cells and NK cells of the immune system and it enhances the activity of other I-O agents in vivo in animal studies.

We have a third program directed towards the development of inhibitors of the tumor metabolism target hexokinase II.  A defining characteristic of most cancer cells is their increased uptake of glucose.  Cancer cells use glucose in a different manner than normal cells, but an obligate first step in all glucose utilizing pathways is phosphorylation of glucose by the enzyme hexokinase.   Due to their higher glucose needs, cancer cells frequently increase the level of this critical enzyme, specifically the isoform hexokinase II.  We believe inhibitors of hexokinase II will significantly impede the ability of cancer cells to survive and proliferate and may lead to new approaches in treating cancer. Our new program in hexokinase II inhibitors was in-licensed from TransTech Pharma and we seek to identify and advance a drug candidate into clinical development.  We will provide additional details on our development plans and timelines in the near future as we undertake pre-clinical studies to profile our portfolio of hexokinase II inhibitors.

Our Strategy

Our goal is to build a leading independent biopharmaceutical company. We intend to leverage our expertise to discover, develop and commercialize cancer therapies targeting tumor and immune cell metabolism pathways to treat patients with unmet medical needs. We intend to achieve our goal by:

Pursuing a clinical development program for CB-839 that takes advantage of its unique mechanism of action and its ability to combine with approved therapies including immuno-oncology therapies.   CB-839 is an inhibitor of glutaminase, a tumor metabolism target that, based on our preclinical studies with cancer cell lines and animal tumor models, has been shown to be important for growth and survival of tumors across a broad range of tumor types. Due to CB-839’s novel mechanism of action, preclinical synergistic activity with existing anti-cancer agents, responses in renal cell cancer and AML and favorable clinical safety profile to date, we believe CB-839 has the potential to treat various cancers when used in combination with approved therapies. We plan to pursue a broad development program for CB-839 focused on three distinct and significant opportunities:

•	CB-839 in combination with conventional approved agents in triple-negative breast cancer, renal cell, lung and colorectal cancers,
•	CB-839 in combination with azacitidine in acute myeloid leukemia and
•	CB-839 in combination with a checkpoint inhibitor in renal cell cancer, lung cancer and melanoma.

Each of the combinations we are testing has strongly supportive preclinical data and pre-established go/no go criteria. Several of the combination agents have very low expected response rates on their own in the patient population being tested; therefore, it is anticipated that these trials will inform the design of subsequent Phase 2 or 3 randomized, placebo-controlled trials with conventional or I-O agents. We will select indications for further clinical development of CB-839 with the goal of obtaining regulatory approvals in the United States and the European Union. We believe this broad product development program provides the best opportunity to maximize the commercial value of CB-839.

Pursuing efficient clinical development programs to enable rapid regulatory approval of CB-839.  We are currently conducting three Phase 1 trials of CB-839 in solid and hematological tumors, with a fourth trial in renal cell cancer, non-small cell lung cancer and melanoma beginning in 1H16. We are evaluating CB-839 together with conventional or I-O agents in specific tumor types that we believe may be most sensitive based on the results of our preclinical studies. Some of these tumor types may offer the potential for rapid development pathways. In addition, we have identified certain biomarkers that may predict which patients will be sensitive to treatment with CB-839 in combination with specific agents.

Maximizing the commercial value of CB-839. We currently retain full global development, marketing and commercialization rights for CB-839 and we expect to maintain those rights in the near future. As we further develop CB-839, we may seek partners to maximize the commercial opportunity of CB‑839 outside the United States.

Advancing CB-1158, our first-in-class arginase inhibitor, into Phase 1. We plan to file an IND in mid-2016 to enable a Phase 1 study of CB-1158 alone and in combination with checkpoint inhibitors. Arginase is an enzyme that depletes arginine, which is a naturally occurring amino acid that is critical for the activation and proliferation of the body’s cancer-fighting cytotoxic T-cells and NK cells. By inhibiting arginase with CB-1158, we can prevent the depletion of arginine and enhance the tumor killing activity of cytotoxic T-cells and NK-cells.

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

Initially, the pharmacological treatment of cancer utilized non-specific cytotoxic agents that targeted all rapidly dividing cells, including normal cells. These non-specific cytotoxic agents have anti-tumor effects but their use is often limited by severe toxicities. As the understanding of the proteins and pathways that enable cancer cells to thrive has evolved, newer more targeted agents have been developed that block specific proteins that are activated in cancer cells. Targeted therapies are often highly effective for cancers that are driven by a single mutated protein, known as a driver mutation. However, use of targeted agents for tumors bearing multiple deleterious mutations has been less successful. Furthermore, certain proteins such as Ras and Myc, which are frequently mutated or activated in cancer and are clear driver mutations, are targets for which a drug has yet to be developed. This has created a need to identify additional fundamental differences between cancer cells and normal cells in order to find new drugs that broadly affect critical growth and survival mechanisms in cancer cells.

Tumor metabolism and tumor immunology represent two emerging fields for the development of therapeutics that can address the challenges presented in treating cancers with multiple mutations or with mutations that are difficult to inhibit. Certain fundamental changes in the metabolic pathways of cancer cells are observed in many cancer types with different mutational backgrounds. Therapeutic agents that can take advantage of these changes in metabolism have the potential to act broadly against many cancers. Similarly, genetically diverse tumor types have developed mechanisms to escape destruction by the body’s immune system. Pharmacological activation of the immune system with agents such as ipilimumab (marketed as Yervoy) and nivolumab (marketed as Opdivo), has resulted in favorable outcomes in melanoma, non-small cell lung cancer and renal cell cancer. Long-term, durable responses have been seen in many patients. We believe additional opportunities exist to develop novel therapeutics that can further enhance the cancer-fighting ability of the immune system, either as single agents, or in combination with approved therapeutics.

Rationale for Targeting Tumor Cell Metabolism

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

Alterations in the fundamental metabolic pathways of tumors often cause a dramatic rise in the uptake of the nutrients glucose and glutamine as shown in the diagram below. This has been directly demonstrated in cancer patients by the use of glucose and glutamine-related tumor imaging agents. Uptake of these agents is often significantly greater in tumor tissue than in surrounding normal tissue. We believe this enhanced uptake of glucose and glutamine by tumors occurs because of their greater need for these nutrients for growth and survival.

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

Rationale for Targeting Immune Cell Metabolism

The immune system has evolved in higher organisms to recognize self from non-self.  Immune surveillance is the process whereby the body identifies pathogens as well the abnormal cells that are infected with viruses or have become cancerous. The immune system has a number of mechanisms that recognize differences between cell surface components on abnormal cells that are new or are modified from those of normal cells. Upon recognition of “foreign” cells, a number of processes are activated to allow the direct attack and clearance of abnormal cells. However, excessive or inappropriate activation of the immune system can have negative consequences such as autoimmune disease, inflammation, and rejection of a fetus. Compensatory inhibitory mechanisms have evolved to control excessive inflammatory activity by dampening the immune stimulation. These immunostimulatory and immunoinhibitory mechanisms provide a constant balance that is thought to result, under most circumstances, in the identification and clearance of infected or cancerous cells without excessive stimulation. Mutated cells that successfully evade immune surveillance do so, in part, by blocking or reducing immunostimulatory and/or enhancing immunoinhibitory activities.  Immuno-oncology therapies are in development that interfere with mechanisms that tumors have used to evade immune surveillance.  Immune checkpoint proteins including PD‑1, PD-L1 and CTLA-4 are specific molecules on tumor cells and T-cells that reduce the ability of T-cells to accomplish cytotoxic killing of tumor cells. Antibodies to PD-1, PD-L1 and CTLA-4, known as checkpoint inhibitors, block these molecules and allow T‑cells to become activated and to kill tumor cells. These agents have allowed substantial, long-term benefit to a subset of patients.

Activated T-cells have specific nutritional requirements that are often not available within the tumor microenvironment including, in specific tumors, tryptophan, glutamine, and arginine, as shown in the diagram below.  Each of these nutrients is depleted within the microenvironment by a different mechanism.  Tryptophan is depleted by the action of indolamine dioxygenase, or IDO, an enzyme found in dendritic cells, certain other immune cells, and occasionally in tumors themselves.  Glutamine depletion results from the avid uptake of this amino acid by tumor cells that have a very high requirement of this nutrient for growth and survival. Arginine is cleared directly from the tumor environment by arginase secreted from myeloid-derived suppressor cells, or MDSCs, and neutrophils.  The end result of each of these mechanisms has been shown to be loss of T-cell or NK-cell activation and/or proliferation, resulting in the blunting of the immune response to tumor cells.

Calithera is developing agents that are aimed at supporting the nutritional needs of T-cells and NK cells for glutamine and arginine, allowing the proliferation and activation of quiescent T-cells. This program is analogous to the effect of IDO on the availability of tryptophan in the tumor microenvironment. We plan to evaluate both CB-839 and CB-1158 in combination with immune therapies during clinical development.

Our Programs

Our Glutaminase Program—a Dual Tumor Metabolism and Immuno-Oncology Target

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

Our preclinical studies, as well as those conducted by other researchers, have identified the enzyme glutaminase as a critical choke point in the utilization of glutamine by cancer cells. We have shown in our preclinical studies that the cell lines most sensitive to glutamine withdrawal are also the most sensitive to glutaminase inhibitors. Glutaminase is highly expressed in glutamine-dependent cancer cells and is more highly expressed in many human tumors than in normal tissues.

Glutaminase converts glutamine to glutamate, an amino acid required by cells for several essential functions. Many cancer cells, unlike normal cells, are dependent upon the enzyme glutaminase to make sufficient amounts of glutamate to grow and survive. This higher dependency upon the glutaminase pathway is likely due to an alternate use of the tricarboxylic acid, or TCA, cycle in cancer cells. The TCA cycle, which is sometimes referred to as the Krebs cycle, is a set of chemicals and chemical reactions that cells use to generate energy. As shown in the diagram above, normal cells primarily use glucose to feed the TCA cycle. In contrast, cancer cells divert many glucose-derived metabolites and several of the chemicals of the TCA cycle to make cellular building blocks to fuel their rapid growth. This depletes chemicals in the TCA cycle and requires the cancer cell to supply more glutamate into the TCA cycle, through a molecule called alpha-ketoglutarate, or α-KG, to replenish these chemicals. Glutaminase inhibition in tumors implanted in animals leads to marked reduction in downstream metabolic intermediates including amino acids, nucleotides and glutathione.  This supports our hypothesis that inhibitors of glutaminase can selectively target tumor cells by virtue of their increased dependence on glutaminase to convert glutamine to glutamate to resupply the TCA cycle, which is necessary to support growth and survival.

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

As part of the mechanism for mounting an effective immune response, activated T-cells switch their metabolism to enable rapid proliferation.  During this period of expansion, T-cell metabolism resembles the metabolism of cancer cells, and the need for both glucose and glutamine increases markedly.  The expression of the checkpoint PD-1 on T-cells following activation inhibits the uptake and utilization of glucose and blocks rapid proliferation.  The checkpoint inhibitors that block PD-L1 or PD-1 restore the ability of T-cells to utilize glucose.  However, T-cells require both glucose and glutamine to proliferate.  When tumor-bearing animals are treated with CB-839, there is a 4-8-fold increase in tumor levels of glutamine.  We believe that this accumulation of glutamine has the indirect effect of supplying T-cells and NK cells with a much needed nutrient. Since T-cell proliferation, unlike cancer cell proliferation, is not strongly inhibited by CB-839, we believe that combining CB-839 with inhibitors of the PD-L1/PD-1 checkpoint will support the full activation and expansion of cytotoxic immune cells in the nutrient-deprived tumor microenvironment and enhance anti-tumor responses.

Our Glutaminase Inhibitor CB-839

CB-839 is a potent, selective, reversible and orally bioavailable inhibitor of human glutaminase. CB-839 binds to a unique site on glutaminase that is distinct from the site that binds glutamine, thereby reducing the potential for undesirable side effects due to inhibition of other enzymes and receptors that bind glutamine. In our preclinical studies, CB-839 has been shown to halt the growth of or kill cancer cells across a range of tumor types. The compound has demonstrated antitumor activity in several different tumor models in animals. In addition, CB-839 has shown strong synergy with immunomodulatory agents and several kinase inhibitors that target growth factor pathways. In preclinical toxicology studies, CB-839 was well tolerated in animals at doses above those shown to inhibit tumor growth. CB-839 has been well-tolerated in Phase 1 studies when administered as a single agent and has shown objective responses in renal cell cancer and acute myeloid leukemia. We believe that CB-839 is the only selective glutaminase inhibitor currently in clinical trials.

Preclinical Activity of CB-839

In our preclinical studies, CB-839 demonstrated antiproliferative and cell killing activity across a panel of tumor cell lines. This same panel of cell lines was also tested for growth or cell death when glutamine was removed from the incubation medium. There was a strong correlation between the response to CB-839 and the effect of glutamine withdrawal. We believe that these results provide evidence for the critical role of glutaminase in the utilization of glutamine to drive tumor cell growth and survival. We also evaluated the metabolic changes that resulted from inhibition of glutaminase in the same panel of cell lines. In the glutamine-dependent cancer cells treated with CB-839, the conversion of glutamine to glutamate was blocked, leading to the accumulation of glutamine and the depletion of glutamate. The loss of cellular glutamate further results in a reduction in downstream metabolites that provide energy and building blocks for the cell, including TCA cycle intermediates, amino acids, and the antioxidant glutathione. We believe that the reduction of the level of these and other metabolites is responsible for the anti-tumor activity observed with CB-839.  In tumors implanted in animals, we also observed a 4-8-fold increase in the tumor concentration of glutamine, the substrate of glutaminase. Because many tumor cells consume large quantities of glutamine, an important nutrient for T-cells and NK cells, the tumor microenvironment is thought to be severely depleted of this nutrient. We believe that T-cells and NK cells benefit indirectly from treatment with CB-839 by the increased availability of glutamine in the tumor microenvironment.

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

In addition to showing single agent activity across a wide range of cells from different tumor types, CB-839 also acted synergistically when combined with drugs that target the Ras/Raf and PI3K/mTOR branches of growth factor signaling pathways. The two agents acting together have a greater effect on the growth and survival of tumor cells than either agent used separately. CB-839 was synergistic with the epidermal growth factor receptor, or EGFR, inhibitor erlotinib (marketed as Tarceva) in NSCLC cells, with the multikinase inhibitors sunitinib (marketed as Sutent), sorafenib (marketed as Nexavar), trametinib (marketed as Mekinist), selumetinib (in development) and pazopanib (marketed as Votrient) and the mTOR inhibitors everolimus (marketed as Afinitor) and temsirolimus (marketed as Toricel) in renal cell carcinoma, or RCC, cells, and with the MEK inhibitor trametinib (marketed as Mekinist) and the AKT inhibitor MK-2206 (in development by Merck) in multiple cancer cell types. We believe these synergistic activities likely result from the fact that, as depicted in the diagram below, growth factor pathways control tumor metabolism and ultimately tumor cell dependence on glutamine and glucose.

CB-839 also acted synergistically when combined with I-O drugs that inhibited the PD-1/PD-L1 immune cell checkpoint.  CB-839 significantly increased the number of tumor regressions observed in syngeneic mice bearing CT-26 colorectal tumors when used in combination with an anti-PD-1 checkpoint inhibitor, as shown in the figure below.  Similar activity was observed when an anti-PD-L1 checkpoint inhibitor was used in combination with CB-839.  These results are consistent with in vitro studies on T-cells indicating that high levels of both glucose and glutamine are required for full activation and proliferation of T-cells.  Anti PD-1 is known to increase glucose utilization in T-cells, and we believe that CB-839, by blocking tumor consumption of glutamine, increases the concentration of glutamine in the tumor microenvironment to further activate and stimulate the proliferation of T-cells and NK cells.

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

Phase 1 Clinical Trials with CB-839

Trial Design

In February 2014, we initiated three Phase 1 clinical trials to assess the safety and tolerability of CB-839 in patients with solid and hematological tumors. CX-839-001 enrolled patients with solid tumors, CX-839-002 enrolled patients with multiple myeloma or non-Hodgkin’s lymphoma, and CX-839-003 enrolled patients with acute myeloid or acute lymphocytic leukemia. Each trial had a dose escalation stage, to identify the optimal dose of CB-839, and an expansion stage, in which cohorts of additional patients with specific tumor types were enrolled to further evaluate the safety of CB-839 and to seek preliminary evidence of efficacy. In addition to single agent cohorts, in 2015 we also initiated enrollment in six Phase 1b combination cohorts, one in which CB-839 is being combined with paclitaxel in patients with triple-negative breast cancer, a second in which CB-839 is combined with everolimus (marketed as Afinitor) in renal cell cancer (RCC), a third in which CB-839 is combined with erlotinib (marketed as Tarceva) in patients with EFGR-mutated non-small cell lung cancer (NSCLC), a fourth in which CB-839 is combined with dexamethasone in patients with multiple myeloma, a fifth in which CB-839 is combined with pomalidomide (marketed as Pomalyst) and dexamethasone in patients with multiple myeloma, and a sixth in which CB-839 is combined with azacitidine (marketed as Vidaza) in front-line acute myeloid leukemia.  Initial data from our single agent trials and from our combination trial in multiple myeloma were presented in 2015 and we expect to provide additional data from our combination trials in mid-2016. A Phase 1/2 trial, CX-839-004 will be initiated in 1H16 allowing treatment of CB-839 in combination with nivolumab in renal cell cancer, melanoma, and non-small cell lung cancer patients.  An investigator sponsored trial at Case Western Reserve University is also planned to start in 2016 and will be enrolling colorectal cancer patients with a PIK3CA mutation for treatment with a combination of CB-839 and capecitabine. The CB‑839 combination studies are summarized in the table below.

CB-839 Phase 1 Trial Status

As of the third quarter of 2015, we enrolled a total of 155 patients across the three ongoing trials, including 138 patients who received CB-839 as a single agent and 17 patients who received CB-839 in combination with other agents.  Most patients in these trials were relapsed and refractory to multiple approved therapies.  During the dose escalation stage of these trials, CB-839 was administered orally on a TID (three times a day) schedule and monitored the blood levels of CB-839 and the extent of glutaminase inhibition in blood platelets and tumors.  Drug concentration generally increased with dose, and increasing concentrations of CB-839 in blood were correlated with increasing inhibition of glutaminase in blood platelets. The half-life of CB-839 in blood was approximately four hours and dosing with food enabled the dose schedule to be modified to a BID (twice-daily) regimen.  Pharmacodynamic assays indicated that most of the patients on the 600 mg BID and higher dose level maintained drug exposures sufficient to allow continuous platelet glutaminase inhibition in excess of 90%, a degree of inhibition sufficient for maximal inhibition of tumor growth in animal models.  Inhibition of glutaminase activity in tumor biopsy samples from patients in early dose cohorts during dose escalation also demonstrated strong inhibition (75-96%). Based upon the successful pharmacokinetic and pharmacodynamic evaluation of twice-daily dosing in the solid tumor trial, the 600 mg BID dose was chosen for evaluation in the single agent and combination expansion cohorts on all three studies.  The dose of 800mg BID is being further evaluated as a monotherapy and in combinations.

CB-839 has been generally well tolerated across all three studies using doses up to 1000 mg TID or BID. A maximum tolerated dose has not been defined to date on any of the studies.  The primary treatment-related toxicities with monotherapy CB-839 that have been observed to date on the CX-839-001 study (N=98) include fatigue, gastrointestinal events (nausea, vomiting, and constipation), elevations in liver function tests (LFTs) and photophobia. The majority of these adverse events have been mild to moderate (Grade 1/2) in severity. Treatment-related elevations in LFTs have generally been asymptomatic and rapidly reversible upon holding study treatment; the frequency of Grade 3 or greater occurrences have been reduced following the implementation of BID administration (1.5%; N=66) compared to the TID schedule (16%, N=32) .  A similar safety profile has been observed on the CX-839-002 and -003 trials with the exception of a greater incidence of treatment emergent hematological toxicities, generally not considered treatment related.

CB-839 Phase 1b Expansion Cohorts in Specific Tumor Types

We chose to focus enrollment of single agent and combination expansion cohorts in renal cell carcinoma, triple-negative breast cancer, non-small cell lung cancer, acute myelogenous leukemia, multiple myeloma, and several rare cancers with mutations in TCA cycle enzymes. These tumor types represent areas with significant unmet medical needs, and, based on our preclinical mechanism of action and efficacy studies as single agent and in therapeutic combinations, we believe that they may be particularly attractive indications for further development.  The enrollment status of the single agent expansion cohorts is depicted in the diagram below.

Recently, we also agreed to support an investigator-sponsored Phase 1b study in colorectal cancer patients bearing a PIK3CA mutation to be led by Drs. Jennifer Eads, Alok Khorana and Neal Meropol at Case Western Reserve University.

Renal Cell Carcinoma (RCC)

According to the National Cancer Institute, renal cell carcinoma is diagnosed in approximately 61,560 people each year in the United States. Approximately 50% of renal cell carcinoma patients will require chemotherapy at some point to treat their metastatic disease.

Most patients with clear cell RCC lack the tumor suppressor gene VHL. Preclinical studies by academic researchers have shown that VHL-deficient cell lines have an increased requirement for glutamine due to a loss of ability to make fatty acids from glucose. Accordingly, we believe that most patients with RCC tumors will have increased susceptibility to inhibition of glutaminase with CB‑839. In RCC cell lines and in animal studies with human RCC tumors implanted in immunocompromised mice, we have demonstrated both single agent activity of CB-839 and activity in combination with approved multi-kinase inhibitors and mTOR inhibitors. CB-839 itself also induces suppression the nutrient-sensing mTOR pathway, likely due to a reduction in cellular amino acids and other key nutrients.

We are currently evaluating single agent CB-839 in an RCC cohort in the dose expansion stage of our solid tumor Phase 1 clinical trial CX-839-001. As of November 1, 2015, 15 efficacy-evaluable RCC patients were treated with single agent CB-839 on the BID dosing schedule. One patient achieved a Partial Response (PR) with a substantial decrease in target lesions (32%), including a dramatic improvement in the patient’s extensive lymphadenopathy.  A total of 9 patients (60%) showed Stable Disease or better. The median time to progression in all RCC patients treated was 3.8 months with several patients remaining on study. We are currently enrolling a separate cohort of patients who are receiving CB-839 in combination with the mTOR inhibitor everolimus. We expect to report initial data from this cohort in 2016.

Triple-Negative Breast Cancer (TNBC)

According to the American Cancer Society, over 230,000 new cases of invasive breast cancer will be diagnosed in the United States and approximately 40,000 women will die from the disease in 2016.  Between 10% and 20% of newly diagnosed cases of breast cancer are classified as triple-negative breast cancer. TNBC is a subset of breast cancer that lacks the estrogen receptor, the progesterone receptor, and the HER2 receptor.  TNBC patients have relatively few treatment options since they lack expression of the targets for hormone- and HER2-based therapeutics. TNBC tends to have a higher rate of metastasis, recurs sooner following first line treatment and has a poorer prognosis and a lower overall survival rate than other subtypes of breast cancer.

Our preclinical data support the development of CB-839 in TNBC either as a single agent or in combination with standard of care taxanes. The majority of TNBC tumor cell lines we tested underwent cell death in response to CB-839 whereas ER- and HER2-positive breast cancer cell lines were relatively resistant. Sensitivity to CB-839 in TNBC cells was directly correlated with the level of glutaminase expression, making glutaminase expression a potential companion diagnostic in the clinic. CB-839 had anti-tumor activity as a single agent against human breast cancer tumors implanted in animals and in combination with paclitaxel, CB-839 enhanced activity and  prevented the re-growth of the tumor following discontinuation of paclitaxel dosing.

In the Phase 1 trial CX-839-001, we enrolled an expansion cohort of refractory TNBC patients treated with CB-839 as a single agent. One patient showed a 23% decrease in target lesions and has remained on study for over 15 months. Of 19 efficacy-evaluable TNBC patients treated with single agent CB-839, 3 patients (15%) maintained Stable Disease lasting over 4 months. We are enrolling a separate cohort of patients who are receiving CB-839 in combination with paclitaxel. We expect to report initial data from this cohort in 2016.

Non-Small Cell Lung Cancer (NSCLC)

According to the American Cancer Society, an estimated 221,200 new cases of lung cancer will be diagnosed in the United States in 2016.  Lung cancer typically presents relatively late in its clinical course, when locally directed therapy, such as surgery and radiation, is not curative. The treatment of locally advanced and metastatic lung cancer is a significant unmet medical need.

Most primary NSCLC tumors have been shown to have elevated glutaminase expression and the majority of NSCLC cell lines that we have evaluated were sensitive to the anti-proliferative or cell-killing effects of CB-839.  NSCLC cell lines expressing KRAS and EGFR mutations were found to be particularly sensitive to the effects of CB-839 administered as a single agent. We also observed synergistic activity with erlotinib in EGFR-mutated NSCLC cell lines and a combination of CB-839 and erlotinib in EGFR-mutated NSCLC tumors implanted in mice completely suppressed tumor growth. We are currently evaluating single agent CB-839 in NSCLC patients with KRAS-mutant tumors.  We are also evaluating the combination of CB-839 and erlotinib in a cohort of NSCLC patients with EGFR-mutated tumors who have failed ongoing therapy with erlotinib.  We also plan to enroll NSCLC patients in the combination study of CB-839 and the anti-PD-1 agent nivolumab (see below).

Tumors with TCA Cycle Driver Mutations

There are rare tumors with driver mutations that inactivate two different TCA cycle enzymes, fumarate hydratase (mutated in rare renal cancers) and succinate dehydrogenase (mutated in rare GIST, renal, and pheochromocytomas), leading to accumulation of abnormally high levels of fumarate and succinate. In addition to FH and SDH, there are rare tumors with activating mutations in the enzyme isocitrate dehydrogenase (IDH, mutated in some chondrosarcoma, cholangiocarcinoma AML and glioma tumors)) that lead to the accumulations of 2-hydroxyglutarate.  Fumarate, succinate and 2-hydroxyglutarate are drivers of tumor formation when they accumulate at abnormally high levels.  Published third-party studies indicate that glutamine metabolism is important in the synthesis of fumarate, succinate and 2-hydroxyglutarate. Therefore, we enrolled patients with tumors carrying one of these mutations on a single agent cohort to test the potential efficacy of CB-839.

As of November 1, 2015, 14, 5 and 4 patients with IDH, SDH and FH mutations, respectively, received CB-839 as a single agent on the BID dosing schedule in the solid tumor trial. Four of 11, 2 of 3, and 2 of 4 evaluable patients in each group, respectively, had Stable Disease lasting up to 9, 4 and 4 months, with some patients still on study.  Future development in these rare patient populations is challenging as there are no approved therapies for these tumor types, making it difficult to formulate a combination therapy for further development.

Acute Myelogenous Leukemia (AML)

The American Cancer Society estimates that approximately 18,860 new cases of AML, most of which will be in adults, will be diagnosed in the United States in 2014.  AML is a cancer of the myeloid white blood cells in the bone marrow that in most cases quickly moves into the blood.  The incidence of AML dramatically increases after the age of 55, and given the shift in demographics in the population in the Western hemisphere, it is likely that an increased number of elderly individuals will be diagnosed with this form of cancer.  About 40% of AML patients are young enough and fit enough to undergo bone marrow transplantation for their AML, half of whom will experience complete remission. Those that are not cured, and the 60% of AML patients who are elderly or unfit for transplant, have a very poor prognosis.

The median survival for elderly patients with AML is less than a year and worsens continuously with advancing age to as low as one month for those who are older than 85 years of age.  Complications, hospitalizations and deaths from cytopenias, or reductions in the number of certain blood cells, are common among the elderly with AML.  Over the past two decades, many compounds have been evaluated in elderly patients with AML, but due to significant toxicities and/or lack of efficacy, none has been approved to date.

Single agent CB-839 has anti-proliferative and pro-apoptotic activity against a set of AML cell lines with diverse genetics, and enhances the activity of azacitidine when used as a combination therapy.

As of November 9, 2015, 26 relapsed and refractory leukemia patients (25 with AML, 1 with ALL) received CB-839 as a single agent on the Phase 1 CX-839-003 trial.  The median age of the AML patients was 75 years.  Two AML patients had evidence of blast reductions, with one of the patients, who had been on study for over 15 months, achieving a CRi.  Five patients remained on study for at least 4 cycles.  We are currently enrolling a combination study of CB-839 and azacitidine in frontline elderly patients who are not eligible for transplant or high-dose chemotherapy.

Multiple Myeloma

Multiple myeloma is a hematological malignancy characterized by the proliferation of monoclonal plasma cells in the bone marrow, the presence of monoclonal immunoglobulin, or M protein, in the blood and/or urine, as well as bone disease, kidney disease, and immunodeficiency. The American Cancer Society estimates that there will be approximately 26,850 new cases of myeloma diagnosed in the United States in 2015.

CB-839 has anti-proliferative activity and induces cell death in a subset of myeloma cell lines.  This activity was enhanced when CB-839 was combined with lenalidomide (marketed as Revlimid) or pomalidomide (marketed as Pomalyst), two approved immunomodulatory drugs used to treat myeloma.  CB-839 has single agent anti-tumor activity in mice bearing myeloma tumors and, when combined with either lenalidomide or pomalidomide, had long-lasting efficacy that led to complete suppression of myeloma tumor growth.

Patients with myeloma were evaluated in the dose escalation and expansion stage of the CX-839-002 Phase 1 trial. In the dose escalation and expansion stages of this trial, 9 myeloma patients were treated with increasing doses of single agent CB-839 and in the expansion phase, 5 patients were treated with CB-839 and dexamethasone, and 4 patients were treated with CB-839 and pomalidomide and dexamethasone. Three of the monotherapy patients remained on study for longer than three months with one of those patients remaining on study for longer than 7 months with Stable Disease. One of the heavily pre-treated patients receiving CB-839 with pomalidomide and dexamethasone had a clinically significant reduction in myeloma markers, including serum free light chain and urine M-protein.

After evaluating the patients we have treated to date, in the context of other new therapies being developed in a highly competitive environment, myeloma is currently not a priority indication for further development of CB-839.

PIK3CA-mutated Colorectal Carcinoma (CRC)

The oncogene PIK3CA, which encodes the p110α catalytic subunit of phosphatidylinositol-3-kinase α, is one of the most frequently mutated oncogenes in human cancers. Mutations in PIK3CA are found in approximately 10-20% CRC, which will result in between 13,000 and 26,000 new cases diagnosed in the United States in 2016.

An academic research group at Case Western Reserve University demonstrated that single agent CB-839 inhibits the growth of CRCs with PIK3CA mutations in immunocompromised mice, but CRC tumors with a normal PIK3CA gene were not inhibited. Remarkably, the combination of CB-839 with 5-florouracil induced complete and long-lasting tumor regressions in animals bearing PIK3CA mutant CRC tumors, but not tumors with normal PIK3CA, suggesting that this combinational therapy may be a unique and effective approach in the clinic. These investigators are planning to initiate an Investigator-sponsored clinical trial in 1H16 to be overseen by Drs. Jennifer Eads, Alok Khorana and Neal Meropol and at Case Western.

Immuno-Oncology Evaluation of CB-839 with Nivolumab

Cell lines and tumors that are treated with CB-839 in vitro or in vivo, respectively, have been shown to have a substantial increase in the content of glutamine. We believe that inhibition of glutaminase in the tumor results in a substantial increase in the concentration of glutamine in the tumor microenvironment and that this glutamine supports the growth and proliferation of cytotoxic T-cells and NK cells that reside within the tumor. Combination of CB-839 with anti-PD-1 or anti-PD-L1 in mice results in a doubling of the number of animals with complete tumor regressions.

CX-839-004 is a Phase 1/2 clinical trial of CB-839 in combination with the PD-1 inhibitor nivolumab which will be initiated in 1H16 in patients with RCC, melanoma, and NSCLC. In this trial, we will be evaluating patients who are currently receiving checkpoint inhibitor therapy but have an inadequate response to ongoing therapy as well as patients who are naïve to checkpoint inhibitor therapy.

Our Arginase Inhibitor Program

Tumors have evolved a number of strategies to avoid recognition and destruction by the immune system. One key mechanism is through suppression of cytotoxic T-cells that would otherwise attack and kill the cancer cells. Arginine is an amino acid that is fundamental to the function of cytotoxic T-cells. Without arginine, tumor specific cytotoxic T-cells fail to activate, proliferate, and mount an effective anti-tumor response.

In response to tumor-secreted factors, myeloid-derived suppressor cells, or MDSCs, and neutrophils accumulate in the tumor and secrete the enzyme arginase, resulting in depletion of arginine from the tumor microenvironment. Depletion of systemic arginine due to elevated levels of arginase has been observed by other researchers in renal cell carcinoma and acute myeloid leukemia. In addition, significant infiltration by arginase-expressing myeloid cells has been observed in many solid tumor types including lung, colorectal and other tumor types. We have confirmed that arginase-expressing MDSCs are found by immunohistochemistry, or IHC, in a wide range of tumor types including non-small cell lung (both adenocarcinoma and squamous types), gastrointestinal and bladder cancers as shown in the diagram below. Arginase enzyme levels are elevated 3- to 30-fold in the plasma of cancer patients across a wide range of malignancies.

We believe that arginase inhibitors can promote an anti-tumor immune response by restoring arginine levels, thereby allowing activation of the body’s cytotoxic T-cells.  A similar process exists whereby cytotoxic T-cells are blocked from activation through depletion of the amino acid tryptophan. Indoleamine 2,3-dioxygenase, or IDO, a tryptophan metabolizing enzyme, depletes tryptophan from the tumor microenvironment resulting in suppression of T-cell function. Several clinical trials of IDO inhibitors are currently ongoing and early clinical results with epacodostat (an IDO inhibitor from Incyte Corporation) have demonstrated combination activity with ipilimumab (anti CTLA-4) and anti-PD-1 antibodies.

CB-1158: Our Arginase Inhibitor

We have identified CB-1158 and a portfolio of other small molecule arginase inhibitors that show high potency and oral bioavailability. CB-1158 inhibits arginase 1 and 2 with IC50 values of 100 and 275 nM, respectively. In our preclinical studies, we have shown that CB‑1158 reverses the anti-proliferative activity that is observed with human T-cells when they are co-cultured with purified human neutrophils or cancer patient-derived MDSCs. CB‑1158 has no cytotoxic activity on cancer cells and does not directly affect the proliferation of T-cells or NK cells in culture.

CB-1158 has single agent anti-tumor activity in syngeneic mouse tumor models that has been demonstrated to act through an immune mechanism. The compound reduces the growth rate of mouse melanoma and lung tumors in immunocompetent mice when administered as a single agent. This effect can be partially blocked by treating mice with antibodies that clear CD8+ T-cells or NK cells (or when tumors are grown in immunocompromised SCID mice). Tumor reduction in mice is associated with increases in tumor levels of cytokines and chemokines that suggest a shift to a pro-inflammatory state.

CB-1158 also enhances the activity of checkpoint inhibitors in the mouse breast cancer 4T1 model.  In this model, checkpoint inhibitors including anti-PD-1 and anti-CTLA-4 have no effect even when administered together.  CB-1158 has anti-tumor activity in this model when added to a combination of anti-PD-1 and anti-CTLA-4; furthermore, we observed a 75% decrease in the number of lung metastases that were observed when CB-1158 was added to this regimen. We believe that these results support the hypothesis that the checkpoint inhibitors are inactive in this model due in part to lack of arginine supply and not to inherent tumor resistance.

In preclinical toxicology studies, CB-1158 was well tolerated in rats and monkeys at doses and drug exposures that are well above those which provide maximal inhibition of tumor growth. In mid-2016, we plan to submit an IND application to the FDA to enable the initiation of Phase 1 trials in patients with solid tumors both as a single agent and in combination with a checkpoint inhibitor(s). We believe that CB-1158 is the only arginase inhibitor in preclinical development.

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

Our Second Program in Tumor Metabolism: Hexokinase II

Hexokinase II- An essential pathway in the cancer cell utilization of glucose.  A defining characteristic of most cancer cells is their increased uptake of glucose.  This phenomenon forms the basis for the widely used tumor imaging procedure known as 18F-2-deoxyglucose (FDG)/PET. Tumors take up more FDG, a radioactive glucose analog, than the surrounding normal tissue and this differential can be visualized with PET imaging.

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

Hexokinase is the first enzyme in the pathway that enables cancer cells to convert glucose to energy to fuel cancer cell growth. Due to their higher glucose needs, cancer cells frequently increase the level of this critical enzyme, specifically the isoform hexokinase II.  Overexpression of hexokinase II is associated with more aggressive and invasive tumors.  Pre-clinical studies in mice have confirmed that the reduction of hexokinase II activity through genetic deactivation (siRNA knockdown studies) results in a significant reduction of tumor growth.   We believe inhibitors of hexokinase II will significantly impede the ability of cancer cells to survive and proliferate.

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

We file patent applications directed to our product candidates, preclinical compounds and related technologies to establish intellectual property positions on these compounds and their uses in disease. We are seeking patent protection for the use of biomarkers to identify patients most likely to benefit from treatment with our product candidates. As of December 31, 2015, we own two issued U.S. patents and approximately 64 pending U.S. and foreign patent applications in the following foreign jurisdictions: Argentina, Australia, Brazil, Canada, China, the Eurasian Patent Organization, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea and Taiwan.  We expect that these patents and patent applications, if issued, would expire between April 2031 and October 2036.

As of December 31, 2015, the intellectual property portfolio for our glutaminase inhibitor program, which includes CB-839, included two issued U.S. patents, both of which expire in 2032, claiming compositions of matter and methods of treating cancer with CB-839. We also have ten pending U.S. patent applications and 52 corresponding pending PCT and foreign patent applications directed to compositions of matter for CB-839 and related chemical compounds, as well as methods of using these compounds. These pending patent applications also include three pending U.S. patent applications relating to methods for measuring various biomarkers in cancer patients to identify patients suitable for treatment with glutaminase inhibitors. We expect that these patents and patent applications, if issued, would expire between November 2032 and October 2036.

The intellectual property portfolio for our arginase inhibitor program, which includes CB-1158, includes issued patents and pending patent applications that we have exclusively licensed from Symbioscience as well as pending patent applications that we own.  This portfolio includes 4 issued U.S. patents, 5 pending U.S. patent applications, 45 corresponding pending foreign patent applications, and four issued foreign patents directed to various arginase inhibitors and therapeutic methods of using the compounds. We expect that these patents and patent applications, if issued, would expire between April 2031 and October 2036.

In March 2015, we exclusively licensed from TransTech the intellectual property portfolio for our hexokinase II inhibitor program.  This portfolio comprises one pending patent application directed to compositions of matter for hexokinase II inhibitors and therapeutic methods of using the compounds. We expect that the patent applications, if issued, would expire in June 2036.

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

Research and Development

We have and will continue to make substantial investments in research and development. Our research and development expenses totaled $23.7 million, $16.4 million, and $9.9 million in 2015, 2014 and 2013, respectively.

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

Our principal competitors in the field of tumor metabolism include Advanced Cancer Therapeutics, LLC, Aeglea Biotherapeutics, Inc., Agios Pharmaceuticals, Inc., AstraZeneca plc, Bayer Pharma AG, Celgene Corporation, Cornerstone Pharmaceuticals, Inc., Eli Lilly and Company, Forma Therapeutics Holdings, LLC, GlaxoSmithKline plc, Merck KGaA, Novartis International AG, Pfizer Inc., Quantum Pharmaceuticals, 3-V Biosciences, Inc., Rhizen Pharmaceuticals SA, Roche Holdings, and its subsidiary Genentech Inc., Sprint Biosciences, and Takeda Pharmaceutical Co. Ltd.  Our principal competitors in the field of tumor immunology include AstraZeneca plc, Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, CureTech Ltd., Eli Lilly and Company, Merck KGaA,, Fortress Biotech, Inc., GlaxoSmithKline plc, Incyte Corporation, iTeos Therapeutics SA, Merck & Co., NewLink Genetics Corporation, Novartis International AG, Ono Pharmaceuticals, Co., Ltd, Pfizer Inc., Roche Holdings AG, Sanofi-aventis Groupe, Takeda Company Limited, and TG Therapeutics, Inc.

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

Employees

As of December 31, 2015, we had 44 full-time employees, including 16 employees with Ph.D. or M.D. degrees. Of these full-time employees, 32 employees are engaged in research and development activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement.

Facilities

We occupy approximately 29,000 square feet of office and laboratory space in South San Francisco, California. In March 2016, we entered into an amendment to our lease for additional space which we expect will commence in December 2016 and to extend the lease term through January 2024, with an option to extend another two years to January 2026.  Approximately 4,500 square feet of laboratory space have been leased to another biotechnology company under a sublease agreement that expires in July 2016. We believe that our facility is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Since our inception, we have incurred significant operating losses. Our net loss was $32.6 million, $21.7 million, and $12.4 million for 2015, 2014, and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $84.5 million. To date, we have financed our operations primarily through private placements of our preferred stock and our initial public offering in October 2014. We have devoted substantially all of our financial resources and efforts to research and development. We began Phase 1 clinical trials on our lead product candidate, CB-839, in early 2014 and expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Accordingly, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. As of December 31, 2015, we had cash, cash equivalents and investments of $71.9 million. We expect that our existing cash, cash equivalents, and investments will be sufficient to enable us to meet our current operating plan for at least the next 12 months. However, our existing cash and cash equivalents may prove to be insufficient for these activities. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional financing due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our operating plans.

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

We have invested a significant portion of our efforts and financial resources in the identification of our most advanced products candidate, CB-839, which is being evaluated in three Phase 1 clinical trials and CB-1158, where we plan to file an IND in mid-2016. Our hexokinase II inhibitor program is in preclinical development. Because of the early stage of our development efforts and our unproven and novel approach to discovery and development of product candidates, we do not have a clearly defined clinical development path. It is also too early in our development efforts to determine whether our product candidates will demonstrate single-agent activity or will be developed for use in combination with other approved therapies, or both. As a result, the timing and costs of the regulatory paths we will follow and marketing approvals remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of CB-839 and CB-1158. The success of CB-839, CB-1158 and our hexokinase II inhibitor programs and any other product candidates we may develop will depend on many factors, including the following:

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

We are in early clinical trials with CB-839 and we have seen several adverse events deemed possibly or probably related to CB-839. As of November 2015, a variety of adverse events, or AEs, have been reported. On the CX839-001 study, treatment-emergent Grade ≥ 3 AEs occurring in >5% of patients included increases in liver enzymes aspartate aminotransferase (AST) and alanine aminotransferase (ALT). With a change to twice daily dosing with food, only one out of the 66 patients showed a Grade 3 liver enzyme increase. We have treated an insufficient number of patients to fully assess the safety of CB-839 and, as our trials progress, we may experience more frequent or more severe adverse events. Our ongoing trials for CB-839 may fail due to safety issues, and we may need to abandon development of CB-839. Our arginase and hexokinase II inhibitor programs may fail due to preclinical or clinical safety issues, causing us to abandon or delay the development of a product candidate from these programs.

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

There are also a number of product candidates in preclinical and clinical development by third parties to treat cancer by targeting cellular metabolism. Our principal competitors in the field of tumor metabolism include Advanced Cancer Therapeutics, LLC, Aeglea Biotherapeutics, Inc., Agios Pharmaceuticals, Inc., AstraZeneca plc, Bayer Pharma AG, Celgene Corporation, Cornerstone Pharmaceuticals, Inc., Eli Lilly and Company, Forma Therapeutics Holdings, LLC, GlaxoSmithKline plc, Merck KGaA, Novartis International AG, Pfizer Inc., Quantum Pharmaceuticals, 3-V Biosciences, Inc., Rhizen Pharmaceuticals SA, Roche Holdings, and its subsidiary Genentech Inc., Sprint Biosciences, and Takeda Pharmaceutical Co. Ltd.  Our principal competitors in the field of tumor immunology include AstraZeneca plc, Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, CureTech Ltd., Eli Lilly and Company, Merck KGaA,, Fortress Biotech, Inc., GlaxoSmithKline plc, Incyte Corporation, iTeos Therapeutics SA, Merck & Co., NewLink Genetics Corporation, Novartis International AG, Ono Pharmaceuticals, Co., Ltd, Pfizer Inc., Roche Holdings AG, Sanofi-aventis Groupe, Takeda Company Limited, and TG Therapeutics, Inc.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;
•	regulatory actions with respect to our product candidates or our competitors’ product and product candidates;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	results of clinical trials of our product candidates or those of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	actual and anticipated fluctuations in our quarterly operating results
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to in-license or acquire additional products or product candidates;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	inconsistent trading volume levels of our shares;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or our other stockholders;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

As a public company listed in the United States, we have and will continue to incur significant additional legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the Securities and Exchange Commission, or the SEC, and the NASDAQ Select Global Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012, and for as long as we continue to be an “emerging growth company,” we expect to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will continue to be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering in October 2014, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive by our reliance on these exemptions. If some investors find our common stock less attractive as a result of our choices to reduce disclosure, there may be a less active trading market for our common stock, and our stock price may be more volatile.

If we are unable to maintain proper and effective internal controls over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot provide effective controls and reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting as of December 31, 2015. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. We have been required to disclose changes made in our internal control and procedures on a quarterly basis.

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

Our headquarters are located at 343 Oyster Point Blvd., Suite 200, South San Francisco, California 94080.  In March 2016, we amended our lease and extended the lease term to January 2024, with an option to extend another two years to January 2026. We have subleased a portion of this laboratory space to another biotechnology company under a two-year sublease agreement that expires in July 2016. We believe that our existing facilities are adequate for our current needs, as the facilities have sufficient laboratory space to house additional scientists to be hired as we expand.

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

Price Range of Common Stock

Our common stock commenced trading on the NASDAQ Global Select Market under the symbol "CALA" on October 2, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on the NASDAQ Global Select Market:

	High	Low
2015
Fourth Quarter	$10.90	$5.16
Third Quarter	$10.59	$4.31
2nd Quarter	$19.89	$6.61
1st Quarter	$25.41	$12.31

2014
Fourth Quarter (Beginning Oct 2, 2014)	$33.48	$6.51

As of March 7, 2016, there were approximately 40 holders of record of our common stock.

Stock Price Performance Graph

The following stock performance graph compares our total stock return with the total return for (i) the NASDAQ Composite Index and the (ii) the NASDAQ Biotechnology Index for the period from October 2, 2014 (the date our common stock commenced trading on the NASDAQ Select Global Market) through December 31, 2015. The figures represented below assume an investment of $100 in our common stock at the closing price of $9.41 on October 2, 2014 and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on October 2, 2014 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

$100 investment in stock or index	Ticker	October 2, 2014	December 31, 2015
Calithera Biosciences, Inc.	CALA	$100.00	$81.40
NASDAQ Composite Index	IXIC	$100.00	$113.03
NASDAQ Biotechnology Index	NBI	$100.00	$125.91

This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

Use of Proceeds from Registered Securities

On October 7, 2014, we closed our initial public offering, or IPO, in which we issued and sold 8,000,000 shares of our common stock at a public offering price of $10.00 per share, for net proceeds of $71.6 million, after deducting underwriting discounts and commissions of $5.6 million and estimated offering expenses of $2.8 million payable by the Company. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-198355), which was declared effective by the SEC on October 1, 2014. Citigroup Global Markets and Leerink Partners acted as joint book-running managers for the offering. Wells Fargo Securities and JMP Securities acted as co-managers for the offering. Following the sale of the shares in connection with the closings of the IPO, the offering terminated.

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

The statements of operations data for the years ended December 31, 2015, 2014 and 2013, and the balance sheet data as of December 31, 2015 and 2014 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected balance sheet data as of December 31, 2013 is derived from our audited financial statements which are not included in this Annual Report on Form 10-K.

Our historical results are not necessarily indicative of the results to be expected in the future.  You should read the selected financial data below in conjunction with the section of this report entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013
Statements of Operation Data:	(in thousands, except per share data)
Operating expenses:
Research and development	$23,748	$16,367	$9,900
General and administrative	9,071	5,354	2,478
Total operating expenses	32,819	21,721	12,378
Loss from operations	(32,819)	(21,721)	(12,378)
Interest income, net	175	9	1
Net loss	$(32,644)	$(21,712)	$(12,377)
Net loss per share, basic and diluted	$(1.81)	$(4.67)	$(131.53)
Shares used in computing net loss per share, basic and diluted	18,045	4,652	94

	Year Ended December 31,
	2015	2014	2013
Balance Sheet Data:	(in thousands)
Cash, cash equivalents and investments	$71,925	$101,969	$33,820
Working capital	68,662	99,742	32,825
Total assets	75,750	104,770	34,844
Convertible preferred stock	—	—	54,282
Accumulated deficit	(84,498)	(51,854)	(30,142)
Total stockholders' equity (deficit)	71,788	100,366	(20,813)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “seek”“target,” “goals,”“intend,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the caption “Special Note Regarding Forward Looking Statements” and in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Annual Report on Form 10-K.

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

The field of tumor immunology seeks to activate the body’s own immune system to attack and kill cancer cells. Our preclinical program in tumor immunology is focused on developing selective inhibitors of the enzyme arginase. Arginase depletes arginine, a nutrient that is critical for the activation, growth and survival of the body’s cancer-fighting immune cells. We believe that inhibitors of arginase can promote an anti-tumor immune response by restoring arginine levels, thereby allowing activation of the body’s cancer-fighting immune cells. We are currently optimizing arginase inhibitors with the aim of submitting an IND application to the FDA by mid-2016.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $32.6 million, $21.7 million, and $12.4 million for 2015, 2014, and 2013. As of December 31, 2015 we had an accumulated deficit of $84.5 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Accrued Research and Development Costs

We record accrued liabilities for estimated costs of our research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and include these costs in accrued liabilities in the balance sheet and within research and development expense in the statement of operations. These costs are a significant component of our research and development expenses. We record accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these third parties.

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

Prior to our IPO in October 2014, the fair value of the shares of common stock underlying our share-based awards were estimated on each grant date by our Board of Directors. In order to determine the fair value of our common stock underlying option grants, our Board of Directors considered, among other things, timely valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provide by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Given the absence of a public trading market for our common stock, our Board of Directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including our stage of development; progress of our research and development efforts; the rights, preferences and privileges of our preferred stock relative to those of our common stock; equity market conditions affecting comparable public companies and the lack of marketability of our common stock. After the closing of our IPO, our Board of Directors determines the fair value of each share of underlying common stock based on the closing price of our common stock as reported by the NASDAQ Select Global Market on the date of grant.

Income Taxes

As of December 31, 2015, we had approximately $76.7 million and $48.0 million, respectively, of federal and state operating loss carryforwards available to reduce future taxable income that will begin to expire in 2030 for federal and state tax purposes.

As of December 31, 2015, we also had research and development tax credit carryforwards of approximately $2.4 million and $1.9 million, respectively, for federal and state purposes available to offset future taxable income tax. If not utilized, the federal carryforwards will expire in various amounts beginning in 2030, and the state credits can be carried forward indefinitely.

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

Financial Operations Overview

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred. Research and development expenses consist primarily of the following:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;
•	expenses incurred under agreements with clinical trial sites that conduct research and development activities on our behalf;
•	laboratory and vendor expenses related to the execution of preclinical studies and clinical trials;
•	contract manufacturing expenses, primarily for the production of clinical supplies;
•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies;
•	license fees and milestone payments related to our licensing agreements.

The largest component of our total operating expenses has historically been our investment in research and development activities including the clinical development of our product candidates. We allocate to research and development expenses the salaries, benefits, stock-based compensation expense, and indirect costs of our clinical and preclinical programs on a program-specific basis, and we include these costs in the program-specific expenses. The following table shows our research and development expenses for 2015, 2014, and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Development candidate:
CB-839 (Glutaminase inhibitor)	$13,279	$12,381	$5,283
Preclinical and research:
CB-839 (Glutaminase inhibitor)	-	-	3,849
Arginase inhibitors	9,329	3,461	-
Other preclinical and research	1,140	525	768
Total preclinical and research	10,469	3,986	4,617
Total	$23,748	$16,367	$9,900

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies. We have incurred and expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, particularly after we cease to be an “emerging growth company.” In addition, we have incurred and expect to continue to incur increased expenses associated with being a public company, including additional insurance, investor relations and other increases related to needs for additional human resources and professional services.

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

	Years Ended
	December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$23,748	$16,367	$7,381	45%
General and administrative	9,071	5,354	3,717	69%
Total operating expenses	32,819	21,721	11,098	51%
Loss from operations	(32,819)	(21,721)	(11,098)	51%
Interest income, net	175	9	166	*
Net loss	$(32,644)	$(21,712)	$(10,932)	50%

*    Percentage not meaningful.

Research and Development

Research and development expenses increased $7.4 million, or 45%, from $16.4 million for 2014 to $23.7 million for 2015. The increase was due to an increase of $3.0 million in personnel-related costs primarily as a result of higher headcount, salary increases and stock-based compensation expenses, an increase of $2.5 million primarily related to increased preclinical development activities in our arginase inhibitors program, an increase of $1.3 million in clinical trial related expenses in connection with our CB-839 Phase 1 clinical trials, and an increase of $0.6 million related to our licensing arrangement for our hexokinase II inhibitors program.

General and Administrative

General and administrative expenses increased $3.7 million, or 69%, from $5.4 million for 2014, to $9.1 million for 2015. The increase was due to an increase of $2.2 million in personnel-related costs as a result of higher headcount, salary increases and stock-based compensation expense, an increase of $1.3 million in professional services costs primarily related to legal and insurance costs associated with operating as a public company, and $0.2 million for a payment to a third party related to a terminated license arrangement.

Comparison of the Years Ended December 31, 2014 and 2013

	Year Ended
	December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$16,367	$9,900	$6,467	65%
General and administrative	5,354	2,478	2,876	116%
Total operating expenses	21,721	12,378	9,343	75%
Loss from operations	(21,721)	(12,378)	(9,343)	75%
Interest income, net	9	1	8	*
Net loss	$(21,712)	$(12,377)	$(9,335)	75%

*    Percentage not meaningful.

Research and Development

Research and development expenses increased $6.5 million, or 65%, from $9.9 million for 2013 to $16.4 million for 2014. The increase was due to an increase of $3.5 million in clinical trial related expenses in connection with our CB-839 Phase 1 clinical trials which began enrolling patients in February 2014, an increase of $1.9 million in personnel-related costs primarily as a result of higher headcount, an increase of $0.8 million in costs related to CB-839 development and manufacturing to support our Phase 1 clinical trials, and $0.3 million related to our licensing arrangement for our arginase inhibitors program.

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

Liquidity and Capital Resources

As of December 31, 2015, we had cash, cash equivalents and investments totaling $71.9 million. In connection with our IPO that closed in October 2014, we received cash proceeds of $71.6 million, net of underwriters’ discounts and commissions and expenses paid by us. Prior to the IPO, our operations have been financed primarily by net proceeds from the sale of shares of our preferred stock.

In November 2015 we filed a registration statement on Form S-3 with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $150 million of our common stock. Up to $50 million of the maximum aggregate offering price of $150 million may be issued and sold pursuant to an at-the-market offering program for sales of our common stock under a sales agreement with Cowen and Company LLC, which would act as our sales agent and underwriter. As of December 31, 2015, we had not sold any securities pursuant to the shelf registration statement or our at-the-market offering program.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and investments as of December 31, 2015 will be sufficient for us to meet our current operating plan for at least the next twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash used in operating activities	$(29,933)	$(19,231)	$(11,837)
Cash used in investing activities	$(66,776)	$(486)	$(173)
Cash provided by financing activities	$845	$87,866	$43,625

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2015 was $29.9 million, consisting of a net loss of $32.6 million, which was offset by non-cash charges $0.9 million for depreciation and amortization expense and $3.3 million for stock-based compensation. The change in our net operating assets and liabilities of $1.4 million was primarily due to the timing of payments for our clinical trial and manufacturing activities.

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

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2015 was $66.8 million and was related to the purchase of investments of $109.1 million and purchase of property and equipment of $0.4 million, partially offset by the sale or maturity of investments of $42.8 million.

Cash used in investing activities for the year ended December 31, 2014 was $0.5 million and was related the purchase of property and equipment of $0.6 million, offset by the reduction in restricted cash of $70,000.  Purchases of property and equipment were primarily related to leasehold improvements in connection with our office expansion.

Cash used in investing activities for the year ended December 31, 2013, was related to our purchase of property and equipment of $0.2 million. Purchases of property and equipment were primarily related to the expansion of our laboratory and related equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2015 was $0.8 million and was from the issuance of common stock upon the exercise of stock options and employee stock plan purchases.

Cash provided by financing activities for the year ended December 31, 2014 was $87.9 million and was related to net proceeds of $71.6 million from the sale of our common stock, upon our initial public offering in October 2014, $16.0 million in net proceeds from the sale and issuance of preferred stock, and $0.3 million from the issuance of common stock upon the exercise of stock options.

Cash provided by financing activities for the year ended December 31, 2013 was primarily related to net proceeds from the sale and issuance of preferred stock of $43.6 million.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2015:

	Payments Due By Period
Contractual Obligations:	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(In thousands)
Operating lease obligations (1)	$1,046	$3,887	$4,603	$7,676	$17,212
Less: sublease income (2)	(92)	-	-	-	(92)
Total contractual obligations (3)	$954	$3,887	$4,603	$7,676	$17,120

1.

Represents future minimum lease payments under the non-cancelable lease for our headquarters in South San Francisco, California, including all addendums through March 2016 and assuming delivery of the additional space in December 2016. In March 2016, we entered into an addendum to our non-cancelable facility lease agreement in South San Francisco, California for an additional 24,900 of office and laboratory space and to extend the lease term through January 2024. We expect to take delivery of the additional space in December 2016.The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

2.	In September 2014, we entered into a non-cancelable sublease agreement for a portion of our facilities, through July 2016.
3.

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

Off-Balance Sheet Arrangements

During 2015, 2014, and 2013 we did not have any off-balance sheet arrangements.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for us for the 2016 annual period and with early adoption permitted. We will include the required disclosures in our December 31, 2016 annual financial statements to the extent that they are applicable.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, or ASU No. 2015-17, which simplifies the presentation of deferred income taxes. ASU No. 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a statement of financial position. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis.  No prior periods were retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU requires management to recognize lease assets and lease liabilities by lessees for all operating leases. The ASU is effective for periods ending on December 15, 2018 and interim periods therein on a modified retrospective basis. We are currently assessing the impact the adoption of ASU 2016-02 will have on the financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies and highly rated banks and corporations, subject to certain concentration limits. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. As of December 31, 2015, we had cash, cash equivalents and investments of $71.9 million. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and a 1% change in interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates. We had no outstanding debt as of December 31, 2015.

Item 8.	Financial Statements and Supplementary Data.

CALITHERA BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Calithera Biosciences, Inc.

We have audited the accompanying balance sheets of Calithera Biosciences, Inc. as of December 31, 2015 and 2014, and the related statements of operations, comprehensive loss, convertible preferred stock and stockholder’s equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calithera Biosciences, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 15, 2016

Calithera Biosciences, Inc.

Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$6,105	$101,969
Short-term investments	63,823	-
Prepaid expenses and other current assets	2,567	1,894
Total current assets	72,495	103,863
Long-term investments	1,997	-
Restricted cash	46	46
Property and equipment, net	931	861
Other assets	281	—
Total assets	$75,750	$104,770
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$562	$693
Accrued liabilities	3,271	3,428
Total current liabilities	3,833	4,121
Deferred rent	129	270
Other non-current liabilities	-	13
Total liabilities	3,962	4,404
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 10,000 shares authorized as of December 31, 2015 and 2014; no share issued and outstanding as of December 31, 2015 and 2014	-	-
Common stock, $0.0001 par value, 200,000 shares authorized as of December 31, 2015 and 2014; 18,232 and 17,943 shares issued and outstanding as of December 31, 2015 and 2014, respectively	2	2
Additional paid-in capital	156,353	152,218
Accumulated deficit	(84,498)	(51,854)
Accumulated other comprehensive loss	(69)	-
Total stockholders’ equity	71,788	100,366
Total liabilities and stock and stockholders’ equity	$75,750	$104,770

See accompanying notes.

Calithera Biosciences, Inc.

Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Operating expenses:
Research and development	$23,748	$16,367	$9,900
General and administrative	9,071	5,354	2,478
Total operating expenses	32,819	21,721	12,378
Loss from operations	(32,819)	(21,721)	(12,378)
Interest income, net	175	9	1
Net loss	(32,644)	(21,712)	(12,377)
Net loss per share, basic and diluted	$(1.81)	$(4.67)	$(131.53)
Weighted average common shared used to compute net loss per share, basic and diluted	18,045	4,652	94

See accompanying notes.

Calithera Biosciences, Inc.

Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(32,644)	$(21,712)	$(12,377)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(69)	—	—
Total comprehensive loss	$(32,713)	$(21,712)	$(12,377)

Calithera Biosciences, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	1,704	$10,722	58	$-	$9,194	$(17,765)	-	$(8,571)
Issuance of Series C convertible preferred stock for cash at $4.77 per share in April 2013, net of $24 in issuance costs	1,823	8,676	-	-	-	-		-
Issuance of Series D convertible preferred stock for cash at $8.41 per share in October 2013, net of $115 in issuance costs	4,162	34,884	-	-	-	-		-
Vesting of common stock issued to founders	-	-	3	-	-	-		-
Exercise of stock options	-	-	100	-	65	-		65
Stock-based compensation expense	-	-	-	-	70	-		70
Net loss	-	-	-	-	-	(12,377)		(12,377)
Balance at December 31, 2013	7,689	54,282	161	-	9,329	(30,142)	-	(20,813)
Issuance of Series D convertible preferred stock for cash at $8.41 per share in July 2014, net of $41 in issuance costs	1,903	15,959	-	-	-	-	-	-
Conversion of preferred stock to common stock upon initial public offering	(9,592)	(70,241)	9,592	1	70,240	-	-	70,241
Issuance of common stock in connection with initial public offering, net of underwriting discounts, commissions and issuance costs	-	-	8,000	1	71,623	-	-	71,624
Issuance of common stock to nonemployees	-	-	21	-	54	-	-	54
Vesting of common stock issued to founders	-	-	1	-	1	-	-	1
Exercise of stock options	-	-	168	-	282	-	-	282
Stock-based compensation expense	-	-	-	-	689	-	-	689
Net loss	-	-	-	-	-	(21,712)		(21,712)
Balance at December 31, 2014	-	-	17,943	2	152,218	(51,854)	-	100,366
Exercise of stock options	-	-	219	-	365	-	-	365
Issuance of common stock per employee stock purchase plan	-	-	70	-	498	-	-	498
Stock-based compensation expense	-	-	-	-	3,272	-	-	3,272
Net loss	-	-	-	-	-	(32,644)		(32,644)
Unrealized loss on available-for-sale securities	-	-					(69)	(69)
Balance at December 31, 2015	-	$-	18,232	$2	$156,353	$(84,498)	$(69)	$71,788

See accompanying notes.

Calithera Biosciences, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities
Net loss	$(32,644)	$(21,712)	$(12,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	404	361	281
Amortization of premiums on investments	446	-	-
Stock-based compensation	3,272	689	70
(Gain) Loss on disposal of property and equipment	(7)	2	5
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(673)	(1,544)	(282)
Other assets	(263)	-	-
Accounts payable	(131)	543	125
Accrued liabilities	(196)	2,058	310
Deferred rent, non-current	(141)	372	31
Net cash used in operating activities	(29,933)	(19,231)	(11,837)

Cash Flows From Investing Activities
Purchases of investments	(109,099)	-	-
Proceeds from maturity of investments	42,764	-	-
Purchase of property and equipment	(441)	(556)	(164)
Change in restricted cash	-	70	(9)
Net cash used in investing activities	(66,776)	(486)	(173)

Cash Flows From Financing Activities
Proceeds from issuance of common stock upon initial public offering, net	-	71,625	—
Net proceeds from issuance of convertible preferred stock	-	15,959	43,560
Proceeds from stock option exercises and employee stock plan purchases	845	282	65
Net cash provided by financing activities	845	87,866	43,625

Net (decrease) increase in cash and cash equivalents	(95,864)	68,149	31,615
Cash and cash equivalents at beginning of period	101,969	33,820	2,205
Cash and cash equivalents at end of period	$6,105	$101,969	$33,820

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Unpaid amounts related to property and equipment purchases	$26	$110	$—
Services settled through the issuance of common stock	$—	$55	$—

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

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development activities. The Company has incurred net losses from operations since inception and has an accumulated deficit of $84.5 million as of December 31, 2015. The Company intends to raise additional capital through the issuance of additional equity, and potentially through strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plans. Management believes that the currently available resources will provide sufficient funds to enable the Company to meet its operating plan for at least the next twelve months. However, if the Company’s anticipated operating results are not achieved in future periods, management believes that planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations.

2. Summary of Significant Accounting Policies

Use of Estimates

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accrued liabilities, fair value of common stock, fair value of marketable securities, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time from the date of purchase to be cash equivalents. Cash equivalents, which consist primarily of amounts invested in money market accounts, are stated at fair value.

Investments

All investments have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such designation as of each balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest income, net. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest income, net.

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

Stock-Based Compensation

Stock-based awards issued to employees and directors, including stock options and employee stock purchase plans, are recorded at fair value as of the grant date using the Black-Scholes option-pricing model and recognized as expense on a straight-line basis over the employee or director’s requisite service period (generally the vesting period). Because stock compensation expense is based on awards ultimately expected to vest, it is reduced by an estimate for future forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for the Company for the 2016 annual period and with early adoption permitted. The Company will include the required disclosures in our December 31, 2016 annual financial statements to the extent that they are applicable.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, or ASU No. 2015-17, which simplifies the presentation of deferred income taxes. ASU No. 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a statement of financial position. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis.  No prior periods were retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU requires management to recognize lease assets and lease liabilities by lessees for all operating leases. The ASU is effective for periods ending on December 15, 2018 and interim periods therein on a modified retrospective basis. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on the financial statements.

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$5,548	$-	$-	$5,548
Corporate notes and commercial paper	-	23,151	-	23,151
U.S. treasury securities	-	4,329	-	4,329
U.S. government agency securities	-	38,340	-	38,340
Total financial assets	$5,548	$65,820	$-	$71,368

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$102,015	$-	$-	$102,015
Total financial assets	$102,015	$-	$-	$102,015

4. Balance Sheet Components

Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities, and restricted cash consisted of the following (in thousands):

	December 31, 2015				December 31, 2014
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value

Money market funds	$5,548	$-	$-	5,548	$102,015	$-	$-	102,015
Corporate notes and commercial paper	23,186	-	(35)	23,151	-	-	-	-
U.S. treasury securities	4,334	-	(5)	4,329	-	-	-	-
U.S. government agency securities	38,369	-	(29)	38,340	-	-	-	-
	$71,437	$-	$(69)	$71,368	$102,015	$-	$-	$102,015
Classified as:
Cash equivalents				$5,502				$101,969
Short-term investments				63,823				-
Long-term investments				1,997				-
Restricted cash				46				46
Total cash equivalents and investments				$71,368				$102,015

At December 31, 2015, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.  The Company does not intend to sell the investments that are in an unrealized loss position, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company has also determined that the gross unrealized losses on our marketable securities at December 31, 2015 were temporary in nature. All marketable securities with unrealized losses at December 31, 2015 have been in a loss position for less than twelve months. There were no transfers between Level 1 and Level 2 during the periods presented.  As of December 31, 2015, the Company had a total of $71.9 million in cash, cash equivalents and investments, which included $0.6 million in cash and $71.3 million in cash equivalents and investments.

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2015	2014
Research and development equipment	$1,833	$1,427
Furniture and office equipment	75	75
Computer equipment	249	211
Software	46	58
Leasehold improvements	326	321
Total property and equipment	2,529	2,092
Less: accumulated depreciation and amortization	(1,598)	(1,231)
Property and equipment, net	$931	$861

Property and equipment depreciation and amortization expense for the years ended December 31, 2015, 2014 and

2013 was $404,000, $361,000 and $281,000, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Accrued bonus and payroll expenses	$1,696	$1,476
Accrued professional and consulting services	153	490
Accrued clinical and manufacturing expenses	921	1,029
Accrued preclinical and research expenses	194	32
Other	307	401
Total accrued liabilities	$3,271	$3,428

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

In February 2013, the Company entered into a non-cancelable facility lease agreement for office and laboratory facilities in South San Francisco, California. The lease commenced on July 2013 and expires two years after the commencement date. In October 2013, the Company signed an addendum to the lease agreement for additional space and to extend the lease term through November 2017. The lease has a two-year renewal option prior to expiration. In addition the lease provides for a tenant improvement allowance of up to $230,000, which was fully utilized in 2014 and included in deferred rent. The lease has rent escalation clauses through the lease term, as well as reduced rent on the additional space for the first 12 months. The Company recognizes rent expense on a straight-line basis over the non-cancelable term of the lease.

Under the terms of the lease agreement for its new South San Francisco facility, the Company provided the lessor with an irrevocable letter of credit in the amount of $46,000. The lessor shall be entitled to draw on the letter of credit in the event of any uncured default by the Company under the terms of the lease.

In March 2016, the Company entered into an addendum to its non-cancelable facility lease agreement in South San Francisco, California for an additional 24,900 of office and laboratory space and to extend the lease term through January 2024. The Company expects to take delivery of the additional space in December 2016.  The lease has a two-year renewal option prior to expiration. In addition, the addendum to the lease provides for an additional tenant improvement allowance of up to $269,900.  On the delivery date, the Company will be required to increase the amount of its existing letter of credit from $46,000 to $440,000 as a security deposit to the lease.

Future aggregate minimum lease payments under the non-cancelable operating leases, including all addendums through March 2016 and assuming delivery of the additional space in December 2016, are as follows (in thousands):

Year ending December 31:
2016	$1,046
2017	1,831
2018	2,056
2019	2,260
2020	2,342
Thereafter	7,677
Total	$17,212

In September 2014, the Company entered into a non-cancelable sublease agreement for a portion of its facilities, through July 2016.   Future annual minimum sublease proceeds as of December 31, 2015 (in thousands) are as follows:

Year ending December 31:
2016	$92
Total	$92

Expenses and income associated with the Company’s operating leases were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Rent expense	$1,365	$1,309	$866
Sublease income	(243)	(73)	—

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

Other Matters

In October 2014, the Company received an invoice of approximately $1.3 million relating to a contingent amount associated with a terminated license agreement, incurred as a result of the closing of its IPO in October 2014. In June 2015, the Company agreed to make a payment of $0.2 million to the third party, which was recorded in general and administrative expense in the statement of operations.  As of December 31, 2015, there were no further obligations related to this matter.

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

Immediately prior to the completion of the Company’s initial public offering (“ IPO”) in October 2014, all of the outstanding shares of convertible preferred stock automatically converted into 9,592,042 shares of common stock on a one-to-one basis.

Initial Public Offering

In October 2014, the Company completed an IPO of its common stock. In connection with its IPO, the Company issued and sold 8,000,000 shares of its common stock, at a price to the public of $10.00 per share. As a result of the IPO, the Company received $71.6 million in net proceeds, after deducting underwriting discounts and commissions of $5.6 million and offering expenses of $2.8 million paid by the Company.

At the closing of the IPO, 9,592,042 shares of outstanding convertible preferred stock were automatically converted into 9,592,042 shares of common stock with the related carrying value of $70.2 million reclassified to common stock and additional paid-in capital. In connection with the IPO, the Company amended and restated its Amended and Restated Certificate of Incorporation to

change the authorized capital stock to 200,000,000 shares designated as common stock and 10,000,000 shares designated as preferred stock, all with a par value of $0.0001 per share. There were no shares of preferred stock outstanding at December 31, 2015 and 2014.

Restricted Stock

In March 2010, the Company entered into a restricted stock purchase agreement with two founders of the Company. The individuals purchased a total of 17,416 shares of common stock for a total purchase price of $836. These agreements contain a repurchase option that gives the Company an irrevocable option for a period of ninety days after the individual’s employment is terminated either voluntarily or involuntarily to repurchase the unvested restricted stock at a price that is the lower of the original price per share paid by the founder for such stock or the fair value as of the date of such repurchase. The restricted stock vested and the repurchase option lapsed over 48 months measured from the date that the first share of Series A was issued, which was June 17, 2010. As of December 31, 2015, none of these shares remained subject to repurchase.

7. Equity Incentive Plans

2010 Plan

In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”). Under the 2010 Plan, shares of the Company’s common stock have been reserved for the issuance of stock options to employees, directors, and consultants under terms and provisions established by the Board of Directors. Under the terms of the 2010 Plan, options were granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and nonstatutory stock options were not less than 110% of fair market value, as determined by the Board of Directors. The terms of options granted under the 2010 Plan did not exceed ten years. The vesting schedule of option grants was typically four years.

The Company granted options under the 2010 Plan until October 2014 when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding under the 2010 Plan.

As of December 31, 2015, a total of 944,525 shares of common stock are subject to options outstanding under the 2010 Plan.

2014 Plan

In September 2014, the Company’s Board of Directors and stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”) which became effective in October 2014, at which time the 2010 Plan was terminated. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and ending on and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors.

As of December 31, 2015, a total of 1,689,075 shares of common stock were reserved for issuance under the 2014 Plan, of which 968,776 shares of common stock are available for future grant.

The following summarizes option activity (in thousands, except share and price per option data):

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price per Option	Aggregate Value Intrinsic
Outstanding — December 31, 2012	244,928	$0.77
Options granted	725,161	$1.99
Options exercised	(100,273)	$0.64
Options cancelled	(4,986)	$1.05
Outstanding — December 31, 2013	864,830	$1.80	$769
Options granted	571,660	$5.24
Options exercised	(168,523)	$1.67
Options cancelled	(57,047)	$1.87
Outstanding — December 31, 2014	1,210,920	$3.44	$20,292
Options granted	707,099	$15.68
Options exercised	(218,636)	$1.67
Options cancelled	(34,559)	$7.12
Outstanding — December 31, 2015	1,664,824	$8.80	$3,831
Exercisable — December 31, 2015	346,720	$3.95	$1,320
Vested and expected to vest — December 31, 2015	1,630,878	$8.76	$3,777

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock of $7.66 per share as of December 31, 2015.

The weighted-average fair value per share of employee options granted during the years ended December 31, 2015, 2014 and 2013 were $11.47, $4.90 and $1.44, respectively. The total fair value of options that vested during the years ended December 31, 2015, 2014 and 2013 was $1.1 million, $582,000 and $60,000, respectively.

As of December 31, 2015, the weighted-average remaining contractual life was 7.91 years and 8.52 years for exercisable options and vested and expected to vest options, respectively.

Stock-Based Compensation Expense

Total stock-based compensation recognized related to the 2010 Plan and 2014 Plan was as follows (in thousands):

	Year Ended December, 31
	2015	2014	2013
Research and development	$1,147	$275	$47
General and administrative	1,703	345	23
Total stock-based compensation	$2,850	$620	$70

As of December 31, 2015, the total unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $8.0 million, which the Company expects to recognize over an estimated weighted average period of 2.6 years.

Prior to the Company’s IPO in October 2014, the fair value of the shares of common stock underlying stock options were historically determined by the Company’s Board of Directors. Because there had been no public market for the Company’s common stock, the Board of Directors had determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including important developments in the Company’s operations, valuations performed by an independent third party, sales of convertible preferred stock, actual operating results and financial performance, the conditions in the biotechnology industry and the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of the Company’s common stock, among other factors.

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

The fair value of stock option awards was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2015	2014	2013
Expected term	5.3 - 6.1 years	5.9 - 6.6 years	6.3 years
Volatility	74.8% - 89.7%	78.6 - 97.7%	87.1 - 96.0%
Risk-free interest rate	1.53% - 1.71%	0.9% - 2.3%	1.1 - 1.9%
Expected dividend rate	—%	—%	—%

ESPP

In September 2014, the Company’s Board of Directors and stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”) which became effective in October 2014. The number of shares of common stock reserved for issuance under the ESPP will increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (1) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; (2) 250,000 shares of common stock; or (3) such lesser number as determined by the Company’s Board of Directors.

The ESPP allows eligible employees to purchase shares of the Company's common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to certain plan limitations. The ESPP provides for 24-month offering periods with four 6-month purchase periods, and at the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the last day of the purchase period. As of December 31, 2015, 69,614 shares of common stock have been issued to employees participating in the ESPP and 299,702 shares were available for issuance under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such stock-based compensation expense has been recorded for the year ended December 31, 2015.

Total stock-based compensation expense recognized related to the ESPP was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013

Research and development	$258	$41	$-
General and administrative	164	28	-
Total stock based compensation	$422	$69	$-

The Company used the following assumptions to estimate the fair value of stock offered under the ESPP for the years ended December 31, 2015 and 2014:

Year Ended December 31,
	2015	2014
Expected term	0.28 years to 1.83 years	0.37 years to 2.13 years
Volatility	59.9% - 78.3%	65.2% to 81.0%
Risk-free interest rate	0.02% - 0.50%	0.05% to 0.58%
Expected dividend rate	—%	—%

8. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2015, 2014 and 2013. The Company has incurred net operating losses for all the periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements.

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December, 31
	2015	2014	2013
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	—	5.8	5.8
Federal and state tax credits	2.1	1.1	3.8
Other permanent differences	(1.9)	—	—
Change in valuation allowance	(34.2)	(40.9)	(43.6)
	0%	0%	0%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December, 31
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$28,871	$19,323
Tax credits	2,193	1,512
Accrued liabilities	754	712
Stock based compensation	536	21
Other	509	241
Gross deferred tax assets	32,863	21,809
Valuation allowance	(32,863)	(21,809)
Net deferred tax assets	$-	$-

Due to the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance as of December 31, 2015 and 2014. The valuation allowance increased by $11.1 million and $8.8 million during the years ended December 31, 2015 and 2014, respectively. ASC Topic 740 requires that the tax benefit of deductible temporary differences of carryforwards be recorded as a deferred tax assets to the extent that management assesses that realization is "more likely than not." Future realization of the tax benefit ultimately depends on the existence of sufficient taxable income within the carryback or carryforward period available under the tax law. The Company has set up the valuation allowance against the federal and state deferred tax assets because based on all available evidence, these deferred tax assets are not more likely than not to be realizable.

As of December 31, 2015, the Company had approximately $76.7 million and $48.0 million, respectively, of federal and state operating loss carryforwards available to reduce future taxable income that will begin to expire in 2030 for federal and state tax purposes.

As of December 31, 2015, the Company also had research and development tax credit carryforwards of approximately$2.4 million and $1.9 million, respectively, for federal and state purposes available to offset future taxable income tax. If not utilized, the federal carryforwards will expire in various amounts beginning in 2030, and the state credits can be carried forward indefinitely.

As a result of the Company's IPO in 2014, the Company triggered an "ownership change" as defined in Internal Revenue Code Section 382 and related provisions. Sections 382 and 383 place a limitation on the amount of taxable income which can be offset by carryforward tax attributes, such as net operating losses or tax credits, after a change in control. Generally, after a change in control, a loss corporation cannot deduct carryforward tax attributes in excess of the limitation prescribed by Section 382 and 383. Therefore, certain of the Company's carryforward tax attributes may be subject to an annual limitation regarding their utilization against taxable income in future periods. However, the Company does not believe any of its net operating losses and research and development credits are limited by this ownership change in 2014.

Uncertain Tax Positions

As of December 31, 2015, the Company’s total unrecognized tax benefit was $1.7 million, of which none of the tax benefit, if recognized, would affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets.  A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	Year Ended December, 31
	2015	2014	2013
Balance at beginning of year	$1,194	$773	$388
Additions based on tax positions related to current year	520	421	385
Balance at end of year	$1,714	$1,194	$773

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

	December 31,
	2015	2014	2013
Options to purchase common stock	1,665	1,211	865
Common stock subject to repurchase	—	—	1
Convertible preferred stock	—	—	7,689
Total	1,665	1,211	8,555

10. Licensing Agreements

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division, or Symbioscience, under which the Company has been granted the exclusive, worldwide license rights to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare (Symbioscience License Agreement). Under the terms of the Symbioscience License Agreement, the Company paid Symbioscience an upfront license fee of $0.3 million, which was recorded as research and development expense in 2014.  For the years ended December 31, 2015 and 2014, the Company recognized expense related to its licensing arrangement with Symbioscience of $0.2 million and $0.3 million, respectively, which was recorded in research and development expense in the statement of operations.

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

TransTech License Agreement

In March 2015, the Company entered into a License and Research agreement with High Point Pharmaceuticals, LLC and TransTech Pharma LLC, or collectively TransTech, under which the Company obtained an exclusive, worldwide license to develop and commercialize TransTech’s hexokinase II inhibitors (TransTech License Agreement).  Under the terms of the TransTech License Agreement, the Company paid TransTech an initial license fee of $0.6 million, which was recorded in research and development expense in 2015. For the year ended December 31, 2015, the Company recognized expense related to its licensing arrangement with TransTech of $0.6 million in research and development expense in the statement of operations.

The Company may pay potential development and regulatory milestone payments totaling up to $30.5 million for the first licensed product. TransTech is eligible for an additional $77.0 million in potential sales-based milestones, as well as royalty payments, at mid-single digit royalty rates, based on tiered sales of the first commercialized licensed product. If the Company develops additional licensed products, after achieving regulatory approval of the first licensed product, the Company would owe additional regulatory milestone payments and additional royalty payments based on sales of such additional licensed products.  The Company will be responsible for the worldwide development and commercialization of the licensed products, at its cost.

11. Related Party Transactions

The spouse of the Company’s Chief Executive Officer is the founder of a management consulting firm that provided services to the Company through March 2013. For the years ended December 31, 2015, 2014 and 2013, the Company recognized zero, zero and $62,000, respectively, paid to this management consulting firm, for consulting services which were primarily included in research and development expenses in the statements of operations. As of December 31, 2015 and 2014, the Company had no outstanding liability to the management consulting firm.

The spouse of one of the Company’s executive officers was a consultant who provided accounting services for the Company through May 2014. For the years ended December 31, 2015, 2014 and 2013, the Company recognized consulting services of zero, $61,000 and $91,000, respectively, within general and administrative expenses in the statements of operations. As of December 31, 2015 and 2014, the Company had no outstanding liability to the individual.

12. Selected Quarterly Financial Data (Unaudited)

Selected quarterly results from operations for the years ended December 31, 2015 and 2014 are as follows (in thousands, except per share amounts):

	2015 Quarter End
	March 31,	June 30,	September 30,	December 31,
Operating expenses	$7,867	$7,874	$8,950	$8,128
Net loss	(7,858)	(7,818)	(8,900)	(8,068)
Basic and diluted net loss per common share	$(0.44)	$(0.44)	$(0.49)	$(0.44)

	2014 Quarter End
	March 31,	June 30,	September 30,	December 31,
Operating expenses	$4,150	$5,492	$5,241	6,838
Net loss	(4,149)	(5,491)	(5,239)	(6,833)
Basic and diluted net loss per common share	$(22.80)	$(24.22)	$(16.85)	$(0.39)

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2016 Annual Meeting of Stockholders or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our year ended December 31, 2015, under the headings “Executive Officers,” “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth in the sections titled “Transactions with Related Parties” and “Election of Directors – Independence of the Board of Directors,” respectively, in our Proxy Statement.

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

Calithera Biosciences, Inc.

Date: March 15, 2016	By:	/s/ Susan M. Molineaux
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

Name	Title	Date

/s/ Susan M. Molineaux	President, Chief Executive Officer and Director	March 15, 2016
Susan M. Molineaux, Ph.D.	(Principal Executive Officer)

/s/ William D. Waddill	Senior Vice President, Chief Financial Officer, Treasurer and Secretary	March 15, 2016
William D. Waddill	(Principal Financial and Accounting Officer)

/s/ Sunil Agarwal	Director	March 15, 2016
Sunil Agarwal, M.D.

/s/ Jonathan G. Drachman	Director	March 15, 2016
Jonathan G. Drachman, M.D.

/s/ Jean M. George	Director	March 15, 2016
Jean M. George

/s/ Deepa R. Pakianathan	Director	March 15, 2016
Deepa R. Pakianathan, Ph.D.

/s/ H. Ward Wolff	Director	March 15, 2016
H. Ward Wolff

Exhibit Index

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36644	3.1	10/07/2014

3.2	Amended and Restated Bylaws of the Registrant	S-1	333-198355	3.4	9/19/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of common stock certificate of the Registrant.	S-1	333-198355	4.1	9/25/2014

10.1	Amended and Restated Investor Rights Agreement, among the Registrant and certain of its security holders, dated October 7, 2013, as amended.	S-1	333-198355	10.1	8/25/2014

10.2	2014 Equity Incentive Plan.	S-1	333-198355	10.4	9/25/2014

10.3	Form of Stock Option Grant Notice (2014 Equity Incentive Plan).	S-1	333-198355	10.5	9/25/2014

10.4	2014 Employee Stock Purchase Plan.	S-1	333-198355	10.6	9/25/2014

10.5	Employment Agreement between the Registrant and Susan Molineaux, dated June 1, 2010, as amended.	S-1	333-198355	10.7	8/25/2014

10.6	Offer Letter between the Registrant and William Waddill, dated March 10, 2014.	S-1	333-198355	10.8	8/25/2014

10.7	Employment Agreement between the Registrant and Mark Bennett, dated June 1, 2010.	S-1	333-198355	10.9	8/25/2014

10.8	Employment Agreement between the Registrant and Eric Sjogren, dated June 1, 2010.	S-1	333-198355	10.10	8/25/2014

10.9	Employment Agreement between the Registrant and Christopher Molineaux, dated April 8, 2013.	S-1	333-198355	10.11	8/25/2014

10.10	Offer Letter between the Registrant and Curtis Hecht, dated March 28, 2014.	S-1	333-198355	10.12	8/25/2014

10.11	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-198355	10.13	9/19/2014

10.14	Lease between Are-Technology Center SSF, LLC and the Registrant, dated February 14, 2013.	S-1	333-198355	10.14	8/25/2014

10.15	Amendment to lease between Are-Technology Center SSF, LLC and the Registrant, dated October 30, 2013.	S-1	333-198355	10.15	8/25/2014

10.16†	Collaboration and License Agreement by and between the Registrant and Mars, Inc., dated December 9, 2014.	10-K	001-36644	10.16	3/27/2015

10.17†	License and Research Agreement by and between Calithera Biosciences, Inc., High Point Pharmaceuticals, LLC and TransTech Pharma LLC, dated as of March 5, 2015.	10-Q	001-36644	10.17	5/11/2015

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a).

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

*

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Calithera Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

**

Attached as Exhibit 101 to this Annual Report on Form 10-K formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii)  Statements of Operations, (iii)  Statements of Comprehensive Income (Loss), (iv)  Statements of Cash Flows, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.