Form 10-Q
period 2016-03-31
Calithera Biosciences, Inc.
filed 2016-05-10
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2016, the registrant had 18,955,302 shares of common stock, $0.0001 par value per share, outstanding.

Calithera Biosciences, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2016

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Calithera Biosciences, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$12,166	$6,105
Short-term investments	54,026	63,823
Prepaid expenses and other current assets	2,346	2,567
Total current assets	68,538	72,495
Long-term investments	2,103	1,997
Restricted cash	46	46
Property and equipment, net	875	931
Other assets	—	281
Total assets	$71,562	$75,750
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,050	$562
Accrued liabilities	2,980	3,271
Total current liabilities	4,030	3,833
Deferred rent	264	129
Total liabilities	4,294	3,962
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 200,000 shares authorized as of March 31, 2016 and December 31, 2015; 18,948 and 18,232 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	161,342	156,353
Accumulated deficit	(94,080)	(84,498)
Accumulated other comprehensive gain (loss)	4	(69)
Total stockholders’ equity	67,268	71,788
Total liabilities and stock and stockholders’ equity	$71,562	$75,750

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Operating expenses:
Research and development	$7,066	$5,630
General and administrative	2,591	2,237
Total operating expenses	9,657	7,867
Loss from operations	(9,657)	(7,867)
Interest income, net	75	9
Net loss	$(9,582)	$(7,858)
Net loss per share, basic and diluted	$(0.52)	$(0.44)
Weighted average common shares used to compute net loss per share, basic and diluted	18,389	17,946

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(9,582)	$(7,858)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities	73	(6)
Total comprehensive loss	$(9,509)	$(7,864)

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(9,582)	$(7,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85	109
Amortization of premiums on investments	175	2
Stock-based compensation	1,027	595
Gain on disposal of property and equipment	-	(8)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	221	166
Accounts payable	488	(134)
Accrued liabilities	(14)	(466)
Deferred rent, non-current	(6)	(35)
Net cash used in operating activities	(7,606)	(7,629)

Cash Flows From Investing Activities
Purchases of investments	(12,486)	(20,406)
Proceeds from maturity of investments	22,075	-
Purchase of property and equipment	(165)	(64)
Net cash provided by (used in) investing activities	9,424	(20,470)

Cash Flows From Financing Activities
Proceeds from issuance of common stock through an at-the-market offering, net	4,236	-
Proceeds from stock option exercises	7	7
Net cash provided by financing activities	4,243	7

Net increase (decrease) in cash and cash equivalents	6,061	(28,092)
Cash and cash equivalents at beginning of period	6,105	101,969
Cash and cash equivalents at end of period	$12,166	$73,877

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim condensed balance sheet as of March 31, 2016, and the statements of operations, comprehensive loss, and cash flows for the three months ended March 31, 2016 and 2015 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed financial statements included in this report. The financial data and the other information disclosed in these notes to the financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other future annual or interim period. The balance sheet as of December 31, 2015 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

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

Investments

All investments have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such designation as of each balance sheet date. Unrealized gains and losses are excluded from net loss and are reported as a component of comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest income, net in the statement of operations. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest income, net.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU requires management to recognize lease assets and lease liabilities by lessees for all operating leases. The ASU is effective for the annual period beginning after December 15, 2018 and interim periods therein on a modified retrospective basis. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on the financial statements.

In March 2016, FASB issued ASU 2016-09, Compensation – Stock Compensation.  ASU 2016-09 simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 is effective for the annual period beginning after December 15, 2016, and interim periods therein. The Company is currently assessing the impact of adopting ASU 2016-09 will have on its financial statements.

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$7,504	$-	$-	$7,504
Corporate notes and commercial paper	-	22,928	-	22,928
U.S. treasury securities	-	4,327	-	4,327
U.S. government agency securities	-	32,774	-	32,774
Total financial assets	$7,504	$60,029	$-	$67,533

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$5,548	$-	$-	$5,548
Corporate notes and commercial paper	-	23,151	-	23,151
U.S. treasury securities	-	4,329	-	4,329
U.S. government agency securities	-	38,340	-	38,340
Total financial assets	$5,548	$65,820	$-	$71,368

4. Financial Instruments

Cash equivalents, short-term investments and long-term investments, all of which are classified as available-for-sale securities, and restricted cash consisted of the following (in thousands):

	March 31, 2016				December 31, 2015
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value

Money market funds	$7,504	$-	$-	7,504	$5,548	$-	$-	5,548
Corporate notes and commercial paper	22,931	4	(7)	22,928	23,186	-	(35)	23,151
U.S. treasury securities	4,325	2	-	4,327	4,334	-	(5)	4,329
U.S. government agency securities	32,769	8	(3)	32,774	38,369	-	(29)	38,340
	$67,529	$14	$(10)	$67,533	$71,437	$-	$(69)	$71,368
Classified as:
Cash equivalents				$11,358				$5,502
Short-term investments				54,026				63,823
Long-term investments				2,103				1,997
Restricted cash				46				46
Total				$67,533				$71,368

At March 31, 2016, the remaining contractual maturities of available-for-sale securities were less than two year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.  As of March 31, 2016, the Company had a total of $68.3 million in cash, cash equivalents, and investments, which includes $0.8 million in cash and $67.5 million in cash equivalents and investments.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued bonus and payroll expenses	$965	$1,696
Accrued professional and consulting services	243	153
Accrued clinical and manufacturing expenses	1,255	921
Accrued preclinical and research expenses	380	194
Other	137	307
Total accrued liabilities	$2,980	$3,271

6.  Stockholders’ Equity

At-the-Market Offering

In November 2015, the Company entered into a sales agreement with Cowen and Company LLC (“Cowen”), as sales agent and underwriter, pursuant to which the Company may issue and sell shares of its common stock for an aggregate maximum offering price of $50.0 million under an at-the-market (“ATM”) offering program.  The Company will pay Cowen up to 3% of gross proceeds for any common stock sold through the sales agreement.

During the three months ended March 31, 2016, the Company sold an aggregate of 710,783 shares of common stock pursuant to the ATM program, at an average price of approximately $6.21 per share for net proceeds of $4.0 million, after deducting underwriting fees and offering expenses of $460,000.  As of March 31, 2016, $45.6 million of common stock remained available for sale under the ATM program.

7. Stock Based Compensation

A summary of stock option activity is as follows (in thousands, except weighted average exercise price and contractual term amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Value Intrinsic
Outstanding — December 31, 2015	1,665	$8.80		$3,831
Options granted	796	$4.73
Options exercised	(6)	$1.29
Options canceled	(10)	$6.86
Outstanding — March 31, 2016	2,445	$7.50	8.77	$3,025

Total stock-based compensation expense related to the Company’s 2010 Equity Incentive Plan, 2014 Equity Incentive Plan and the 2014 Employee Stock Purchase Plan was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$437	$270
General and administrative	590	325
Total stock-based compensation	$1,027	$595

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

Potentially dilutive securities that were not included in the diluted per share attributable to common stockholders calculations because they would be anti-dilutive were as follows (in thousands):

	March 31,
	2016	2015
Options to purchase common stock	2,445	1,816
Total	2,445	1,816

9. Licensing Agreements

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division, or Symbioscience, under which the Company has been granted the exclusive, worldwide license to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare (“Symbioscience License Agreement”). Under the terms of the Symbioscience License Agreement, the Company paid Symbioscience an upfront license fee of $0.3 million, which was recorded as research and development expense in 2014. For the three months ended March 31, 2016 and 2015, the Company made a milestone payment of $0.2 million and $0, respectively, which was recorded in research and development expense in the statement of operations.

The Company may make future payments of up to $24.0 million contingent upon attainment of various development and regulatory milestones and $95.0 million contingent upon attainment of various sales milestones. Additionally, the Company will pay royalties on sales of the licensed product, if such product sales are ever achieved. If the Company develops additional licensed products, after achieving regulatory approval of the first licensed product, the Company would owe additional regulatory milestone payments and additional royalty payments based on sales of such additional licensed products.

vTv License Agreement

In March 2015, the Company entered into a License and Research agreement with High Point Pharmaceuticals, LLC and TransTech Pharma LLC, or collectively TransTech, under which the Company obtained an exclusive, worldwide license to develop and commercialize TransTech’s hexokinase II inhibitors (“vTv License Agreement”).  The agreement was subsequently assigned by TransTech to its parent company, vTv Therapeutics LLC (“vTv”).  Under the terms of the vTv License Agreement, the Company paid an initial license fee of $0.6 million in 2015.  For the three months ended March 31, 2016 and 2015, the Company recognized expense of $0 million and $0.6 million, respectively, which was recorded in research and development expense in the statement of operations.

The Company may pay potential development and regulatory milestone payments totaling up to $30.5 million for the first licensed product. vTv is eligible for an additional $77.0 million in potential sales-based milestones, as well as royalty payments, at mid-single digit royalty rates, based on tiered sales of the first commercialized licensed product. If the Company develops additional licensed products, after achieving regulatory approval of the first licensed product, the Company would owe additional regulatory milestone payments and additional royalty payments based on sales of such additional licensed products.  The Company will be responsible for the worldwide development and commercialization of the licensed products, at its cost.

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

Overview

We are a clinical-stage pharmaceutical company focused on discovering and developing novel small molecule oncology drugs directed against tumor and immune cell targets that control key metabolic pathways in the tumor microenvironment. Tumor metabolism and tumor immunology have emerged as promising new interrelated fields for cancer drug discovery, and recent clinical successes with therapeutic agents in each field have demonstrated the potential to create fundamentally new therapies for cancer patients. We are developing agents that take advantage of the unique metabolic requirements of tumor cells and cancer-fighting immune cells such as cytotoxic T-cells. Our lead product candidate, CB-839, is an internally discovered, first-in-class inhibitor of glutaminase, a critical enzyme in tumor cells. We are currently evaluating CB-839 in Phase 1 clinical trials in solid and hematological tumors. CB-839 administered as a single agent has resulted in clinical responses in renal cell cancer and acute myeloid leukemia, and clinical benefit in several other tumor types.  We are currently enrolling patients in a series of combination Phase 1b cohorts in specific solid tumor types and AML. We are also planning to evaluate the immune-enhancing activity of CB-839 in a separate Phase 1/2 trial beginning in the second quarter of 2016.  Our second product candidate, CB-1158, is a first-in-class oral inhibitor of arginase, an enzyme that depletes the amino acid arginine, a key metabolic nutrient for T-cells. We intend to initiate a Phase 1 clincial trial with CB-1158 following the submission of an Investigational New Drug, or IND, application to the U.S. Food and Drug Administration , or FDA, planned for mid-2016. We also have a third program directed towards the development of inhibitors of the tumor metabolism target hexokinase II and ongoing research efforts that are focused on discovering additional product candidates against novel tumor and immune cell metabolism targets.

Recent Developments

CB-839

Our lead product candidate, CB-839 is a potent, selective, reversible and orally bioavailable inhibitor of human glutaminase. CB-839 binds to a unique site on glutaminase that is distinct from the site that binds glutamine, thereby reducing the potential for undesirable side effects due to inhibition of other enzymes and receptors that bind glutamine. CB-839 takes advantage of the pronounced dependency many cancers have on the nutrient glutamine for growth and survival.  In preclinical studies, CB-839 demonstrated broad antitumor activity in cell lines, inhibited the growth of human tumors in animal models, and was well tolerated in animals at doses above those shown to inhibit tumor growth. CB-839 was also synergistic with several approved cancer therapeutics that are part of the current standard of care.

The single agent safety and tolerability of CB-839 has been assessed in three Phase 1 clinical trials in patients with solid tumors (CX-839-001), multiple myeloma or non-Hodgkin’s lymphoma (CX-839-002), and acute myeloid leukemia (CX-839-003).  The optimal dose and schedule of single agent CB-839, 600-800 mg twice daily (BID) with food, has been well tolerated across all three Phase 1 studies. An initial observation of Grade 3/4 increases in liver function enzymes was reduced to a rate of <2% with this regimen. Single agent objective responses have been observed in patients with metastatic renal cell cancer (a Partial Response, or PR) and acute myeloid leukemia (a Complete Response with incomplete recovery of peripheral blood counts, or CRi). Furthermore, 60% of patients with renal cell cancer have had stable disease or better, with several patients remaining on study. We have observed long lasting stable disease in renal cell cancer patients, ranging from 63 days to more than 17 months. These results were presented in November 2015 at the combined EORTC/NCI/AACR meeting.

In addition to single agent cohorts, we also initiated enrollment in six Phase 1b combination cohorts, one in which CB-839 is being combined with paclitaxel in patients with triple-negative breast cancer (TNBC), with everolimus (marketed as Afinitor) in renal cell cancer (RCC), with erlotinib (marketed as Tarceva) in patients with EGFR-mutated non-small cell lung cancer (NSCLC), with dexamethasone or with in patients with multiple myeloma, with pomalidomide (marketed as Pomalyst) and dexamethasone in patients with multiple myeloma, and with azacitidine (marketed as Vidaza) in front-line acute myeloid leukemia. Initial data from our single agent trials and from our combination trial in multiple myeloma were presented in 2015, and we will provide additional data from our combination trials in mid-2016.  Combination data from the Phase 1 solid tumor trial in TNBC and RCC have been accepted for presentation at the 2016 American Society of Clinical Oncology (ASCO) annual meeting. As of January 26, 2016, we enrolled a total of 180 patients across the three trials, including 147 who received CB-839 as a single agent and 33 who received CB-839 in combination with other agents.

In April 2016, we presented preclinical data at the American Association for Cancer Research (AACR).  We reported preclinical anti-tumor activity of CB-839 in combination with an anti-PD-L1 or an anti-PD-1 antibody.  The combination of CB-839 and anti-PD-L1 or anti-PD-1 substantially increased the number of tumor regressions seen in the CT-26 syngeneic colon carcinoma model.  Synergistic effects with CB-839 and anti-PD-L1 were also observed in a B16 melanoma model.  We plan to initiate a Phase 1/2 trial, CX-839-004, in the second quarter 2016 utilizing CB-839 in combination with nivolumab in patients with renal cell cancer, melanoma, and non-small cell lung cancer.

Based on data generated from an academic research group at Case Western Reserve University, single agent CB-839 inhibits the growth of colorectal carcinomas with PIK3CA mutations in immunocompromised mice, but CRC tumors with a normal PIK3CA gene were not inhibited. These results have led to an investigator-sponsored trial at Case Western Reserve University which is planned to start in the second half of 2016 and will be enrolling colorectal cancer patients with a PIK3CA mutation for treatment with a combination of CB-839 and capecitabine.

Pending input from the FDA, on the results of our Phase 1 trials, we plan to initiate one or more randomized, placebo-controlled Phase 2 clinical trials, likely in 2017, to study CB-839 in combination with approved conventional therapies and/or checkpoint inhibitors.

CB-1158

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

In April 2016, we presented data at AACR which demonstrated that CB-1158 has single agent efficacy in animal models.  Inhibition of tumor growth was accompanied by an increase in the local concentration of arginine, and the induction of multiple pro-inflammatory changes in the tumor microenvironment.  CB-1158 increased CD8+ T-cell infiltrates in a lung tumor model.  The addition of CB-1158 to anti-CTLA-4 and anti-PD-1, significantly inhibited tumor growth and reduced metastases in a mouse model that was resistant to dual checkpoint inhibitor therapy.  CB-1158 was well tolerated as a single agent and in combination with checkpoint inhibitors in animal studies.  The compound has low clearance in mice, rats, dogs, and monkeys.  Low clearance is anticipated for CB‑1158 in humans based on excellent stability in animal and human liver cells.  Preclinical in vitro and in vivo data also predict good oral bioavailability of CB-1158 in humans. We intend to initiate a Phase 1 clinical trial with CB-1158 following the submission of an IND application to the FDA planned for mid-2016.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies during the three months ended March 31, 2016, as compared to those disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Form 10-K dated December 31, 2015, filed with the SEC.

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

The largest component of our total operating expenses has historically been our investment in research and development activities including the clinical development of our product candidates. We allocate to research and development expenses the salaries, benefits, stock-based compensation expense, and indirect costs of our clinical and preclinical programs on a program-specific basis, and we include these costs in the program-specific expenses. The following table shows our research and development expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Development:
CB-839 (Glutaminase inhibitor)	$2,545	$3,493
CB-1158 (Arginase inhibitor)	3,508	-
Total development	6,053	3,493
Preclinical and research:
Arginase inhibitors	722	1,419
Other preclinical and research	291	718
Total preclinical and research	1,013	2,137
Total Research and Development	$7,066	$5,630

We expect our research and development expenses will increase in the future as we advance our product candidates into and through clinical trials, pursue regulatory approval of our product candidates, which will require a significant investment in contract manufacturing and inventory build-up related costs.

We have exclusive license agreements with Mars, Inc., by and through its Mars Symbioscience division, to develop and commercialize their portfolio of arginase inhibitors and with High Point Pharmaceuticals, LLC and TransTech Pharma LLC, or collectively TransTech, (which was subsequently assigned by TransTech to its parent company, vTv Therapeutics LLC) to develop and commercialize their hexokinase II inhibitors.  These license agreements will result in higher research and development expenses in the future.

The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for our product candidates. The probability of success of our product candidates may be affected by numerous factors, including clinical trial enrollment, clinical data, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies. We expect to incur additional expenses as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of the NASDAQ Global Select Market on which our securities are traded, and other administration and professional services.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

	Three Months
	Ended March 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$7,066	$5,630	$1,436	26%
General and administrative	2,591	2,237	354	16%
Total operating expenses	9,657	7,867	1,790	23%
Loss from operations	(9,657)	(7,867)	(1,790)	23%
Interest income, net	75	9	66	*
Net loss	$(9,582)	$(7,858)	$(1,724)	22%

*    Percentage not meaningful.

Research and Development.    Research and development expenses increased $1.4 million, or 26%, from $5.6 million for the three months ended March 31, 2015 to $7.1 million for the three months ended March 31, 2016. The increase of $1.4 million was due to an increase of $1.2 million primarily related to increased development activities in our arginase inhibitors program as we plan to file an IND in mid-2016, an increase of $0.6 million in personnel-related costs primarily due to higher headcount, salary increases and stock-based compensation expense, offset by a decrease of $0.4 million related to our licensing arrangements.

General and Administrative.    General and administrative expenses increased $0.4 million, or 16%, from $2.2 million for the three months ended March 31, 2015 to $2.6 million for the three months ended March 31, 2016. The increase of $0.4 million was due to an increase of $0.5 million in personnel-related costs as a result of higher headcount, salary increases and stock-based compensation expense, offset by a decrease of $0.1 million in professional services primarily related to higher legal costs associated with our in-licensing agreements in 2015.

Interest Income.   Interest income increased $66,000, from $9,000 for the three months ended March 31, 2015 to $75,000 for the three months ended March 31, 2016.  The increase of $66,000 was primarily due to higher interest income generated from our cash equivalents and investment balances as compared to the same period in the prior year.

Liquidity and Capital Resources

As of March 31, 2016, we had cash, cash equivalents and investments totaling $68.3 million.  Our operations have been financed primarily by net proceeds from the sale of shares of our preferred stock, our initial public offering in October 2014 and our at-the-market, or ATM, offering program.

In November 2015, we filed a registration statement on Form S-3 with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $150 million of our common stock. Up to $50 million of the maximum aggregate offering price of $150 million may be issued and sold pursuant to an ATM program under a sales agreement with Cowen and Company LLC, which is acting as our sales agent and underwriter. During the three months ended March 31, 2016, we sold an aggregate of 710,783 shares of common stock pursuant to the ATM program, at an average price of approximately $6.21 per share for proceeds of $4.4 million and net proceeds of $4.0 million, after deducting underwriting fees and offering expenses.  As of March 31, 2016, $145.6 million of our common stock remained available for sale pursuant to the shelf registration statement, of which $45.6 million may be sold pursuant to the ATM program, subject to certain conditions as specified in the sales agreement.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and investments as of March 31, 2016 will be sufficient for us to meet our current operating plan for at least the next twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months
	Ended March 31,
	2016	2015
	(in thousands)
Cash used in operating activities	$(7,606)	$(7,629)
Cash provided by (used in) investing activities	$9,424	$(20,470)
Cash provided by financing activities	$4,243	$7

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2016 was $7.6 million. Our net loss of $9.6 million was offset in part by non-cash charges of $1.0 million of stock-based compensation and $0.3 million for depreciation and amortization. The change in operating assets and liabilities of $0.7 million was primarily due to the timing of payments for our research and development activities.

Cash used in operating activities for the three months ended March 31, 2015 was $7.6 million. Our net loss of $7.9 million was offset in part by non-cash charges of $0.6 million of stock-based compensation and $0.1 million for depreciation and amortization. The change in operating assets and liabilities of $0.5 million was primarily due to the timing of payments for our research and development activities.

Cash Flows from Investing Activities

Cash provided by investing activities was $9.4 million for the three months ended March 31, 2016 and was related to the sale or maturity of investments of $22.1 million, offset by purchase of investments of $12.5 million and purchase of property and equipment of $0.2 million.

Cash used in investing activities was $20.5 million for the three months ended March 31, 2015 and was related to the purchase of investments of $20.4 million and purchase of property and equipment of $0.1 million.

Cash Flows from Financing Activities

Cash provided by financing activities was $4.2 million for the three months ended March 31, 2016 and was primarily related to proceeds from the issuance of common stock through our ATM program.

Cash provided by financing activities for the three months ended March 31, 2015 was $7,000 was related to the issuance of common stock upon the exercise of stock options.

Contractual Obligations and Other Commitments

There have been no material changes to the contractual obligations during the three months ended March 31, 2016, as compared to those disclosed in our Annual Report on Form 10-K for the year ending December 31, 2015.

Off-Balance Sheet Arrangements

During 2015 and the three months ended March 31, 2016, we did not have any off balance sheet arrangements.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for the 2016 annual period and with early adoption permitted. We will include the required disclosures in our December 31, 2016 annual financial statements to the extent that they are applicable.

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU requires management to recognize lease assets and lease liabilities by lessees for all operating leases. The ASU is effective for the annual period beginning after December 15, 2018 and interim periods therein on a modified retrospective basis. We are currently assessing the impact the adoption of ASU 2016-02 will have on the financial statements.

In March 2016, FASB issued ASU 2016-09, Compensation – Stock Compensation.  ASU 2016-09 simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 is effective for the annual period beginning after December 15, 2016, and interim periods therein. We are currently assessing the impact of adopting ASU 2016-09 will have on its financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies and highly rated banks and corporations, subject to certain concentration limits. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. As of March 31, 2016, we had cash, cash equivalents and investments of $68.3 million. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and a 1% change in interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates. We had no outstanding debt as of March 31, 2016.

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

Item 1A. Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be harmed. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. The risks relating to our business set forth in our Annual Report on Form 10-K, filed with the SEC, are set forth below and are unchanged substantively as of March 31, 2016, except for those risks designated by an asterisk (*).

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability*.

Since our inception, we have incurred significant operating losses. Our net loss was $32.6 million and $9.6 million for 2015 and the three months ended March 31, 2016, respectively. As of March 31, 2016, we had an accumulated deficit of $94.1 million. To date, we have financed our operations primarily through private placements of our preferred stock, our initial public offering in October 2014 and our at-the-market program. We have devoted substantially all of our financial resources and efforts to research and development. We began Phase 1 clinical trials on our lead product candidate, CB-839, in early 2014 and expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts*.

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

Accordingly, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. As of March 31, 2016, we had cash, cash equivalents and investments of $68.3 million. We expect that our existing cash, cash equivalents, and investments will be sufficient to enable us to meet our current operating plan for at least the next 12 months. However, our existing cash and cash equivalents may prove to be insufficient for these activities. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional financing due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our operating plans.

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

We are in early clinical trials with CB-839 and we have seen several adverse events deemed possibly or probably related to CB-839. As of November 2015, a variety of adverse events, or AEs, have been reported. In the CX839-001 study, treatment-emergent Grade ≥ 3 AEs occurring in >5% of patients included increases in liver enzymes aspartate aminotransferase (AST) and alanine aminotransferase (ALT). With a change to twice daily dosing with food, only one out of the 66 patients showed a Grade 3 liver enzyme increase. We have treated an insufficient number of patients to fully assess the safety of CB-839 and, as our trials progress, we may experience more frequent or more severe adverse events. Our ongoing trials for CB-839 may fail due to safety issues, and we may need to abandon development of CB-839. Our arginase and hexokinase II inhibitor programs may fail due to preclinical or clinical safety issues, causing us to abandon or delay the development of a product candidate from these programs.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing*.

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

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third party manufacturers for the manufacture of our product candidates for preclinical studies and clinical trials and for commercial supply of any of these product candidates for which we obtain marketing approval. To date, we have obtained or plan to obtain materials for CB-839 and CB-1158 for our current and planned Phase 1 trials from third-party manufacturers. We have engaged third party manufacturers to obtain the active ingredient for CB-839 and CB-1158 for pre-clinical testing and clinical trials. We do not have a long-term supply agreement with any third-party manufacturers, and we purchase our required drug supply on a purchase order basis.

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

If we are unable to maintain proper and effective internal controls over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected*.

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

Calithera Biosciences, Inc.

Date: May 10, 2016	By:	/s/ Susan M. Molineaux
Susan M. Molineaux, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)
Calithera Biosciences, Inc.

Date: May 10, 2016	By:	/s/ William D. Waddill
William D. Waddill
Senior Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Calithera Biosciences, Inc.	8-K	001-36644	3.1	10/07/2014

3.2	Amended and Restated Bylaws of Calithera Biosciences, Inc.	S-1	333-198355	3.4	9/19/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of common stock certificate.	S-1	333-198355	4.1	9/25/2014

10.18	Second Amendment to Lease Agreement by and between ARE-Technology Center SSF, LLC. and Calithera Biosciences, Inc., effective March 1, 2016.

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a).

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Comprehensive Income (Loss), (iv) Condensed Statements of Cash Flows, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.