Form 10-Q
period 2016-06-30
Calithera Biosciences, Inc.
filed 2016-08-09
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 4, 2016, the registrant had 19,489,541 shares of common stock, $0.0001 par value per share, outstanding.

Calithera Biosciences, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2016

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Calithera Biosciences, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$7,326	$6,105
Short-term investments	53,054	63,823
Prepaid expenses and other current assets	1,915	2,567
Total current assets	62,295	72,495
Long-term investments	-	1,997
Restricted cash	46	46
Property and equipment, net	854	931
Other assets	34	281
Total assets	$63,229	$75,750
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,446	$562
Accrued liabilities	3,248	3,271
Total current liabilities	4,694	3,833
Deferred rent	316	129
Total liabilities	5,010	3,962
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 200,000 shares authorized as of June 30, 2016 and December 31, 2015; 19,014 and 18,232 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	162,637	156,353
Accumulated deficit	(104,438)	(84,498)
Accumulated other comprehensive gain (loss)	18	(69)
Total stockholders’ equity	58,219	71,788
Total liabilities and stock and stockholders’ equity	$63,229	$75,750

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$7,776	$5,533	$14,842	$11,163
General and administrative	2,665	2,341	5,256	4,578
Total operating expenses	10,441	7,874	20,098	15,741
Loss from operations	(10,441)	(7,874)	(20,098)	(15,741)
Interest income, net	83	56	158	65
Net loss	$(10,358)	$(7,818)	$(19,940)	$(15,676)
Net loss per share, basic and diluted	$(0.55)	$(0.44)	$(1.07)	$(0.87)
Weighted average common shares used to compute net loss per share, basic and diluted	18,987	17,963	18,688	17,955

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(10,358)	$(7,818)	$(19,940)	$(15,676)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities	14	(35)	87	(41)
Total comprehensive loss	$(10,344)	$(7,853)	$(19,853)	(15,717)

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(19,940)	$(15,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	152	228
Amortization of premiums on investments	343	112
Stock-based compensation	2,114	1,384
Gain on disposal of property and equipment	-	(8)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	618	194
Other assets	281	-
Accounts payable	884	230
Accrued liabilities	254	(21)
Deferred rent, non-current	46	(70)
Net cash used in operating activities	(15,248)	(13,627)

Cash Flows From Investing Activities
Purchases of investments	(24,060)	(81,557)
Proceeds from sale or maturity of investments	36,570	4,536
Purchase of property and equipment	(211)	(285)
Net cash provided by (used in) investing activities	12,299	(77,306)

Cash Flows From Financing Activities
Proceeds from issuance of common stock through an at-the-market offering, net	3,971	-
Proceeds from stock option exercises and employee stock plan purchases	199	283
Net cash provided by financing activities	4,170	283

Net increase (decrease) in cash and cash equivalents	1,221	(90,650)
Cash and cash equivalents at beginning of period	6,105	101,969
Cash and cash equivalents at end of period	$7,326	$11,319

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim condensed balance sheet as of June 30, 2016, and the statements of operations, comprehensive loss, and cash flows for the six months ended June 30, 2016 and 2015 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed financial statements included in this report. The financial data and the other information disclosed in these notes to the financial statements related to the six-month periods are also unaudited. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other future annual or interim period. The balance sheet as of December 31, 2015 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”), issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for the Company for the 2016 annual period and with early adoption permitted. The Company will include the required disclosures in our December 31, 2016 annual financial statements to the extent that they are applicable.

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU requires management to recognize lease assets and lease liabilities by lessees for all operating leases. The ASU is effective for the annual period beginning after December 15, 2018 and interim periods therein on a modified retrospective basis. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation.  ASU 2016-09 simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 is effective for the annual period beginning after December 15, 2016, and interim periods therein. The Company is currently assessing the impact of adopting ASU 2016-09 will have on its financial statements.

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$5,516	$-	$-	$5,516
Corporate notes and commercial paper	-	23,921	-	23,921
U.S. treasury securities	-	3,019	-	3,019
U.S. government agency securities	-	27,614	-	27,614
Total financial assets	$5,516	$54,554	$-	$60,070

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$5,548	$-	$-	$5,548
Corporate notes and commercial paper	-	23,151	-	23,151
U.S. treasury securities	-	4,329	-	4,329
U.S. government agency securities	-	38,340	-	38,340
Total financial assets	$5,548	$65,820	$-	$71,368

4. Financial Instruments

Cash equivalents, short-term investments and long-term investments, all of which are classified as available-for-sale securities, and restricted cash consisted of the following (in thousands):

	June 30, 2016				December 31, 2015
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value

Money market funds	$5,516	$-	$-	5,516	$5,548	$-	$-	5,548
Corporate notes and commercial paper	23,917	6	(2)	23,921	23,186	-	(35)	23,151
U.S. treasury securities	3,015	4	-	3,019	4,334	-	(5)	4,329
U.S. government agency securities	27,604	11	(1)	27,614	38,369	-	(29)	38,340
	$60,052	$21	$(3)	$60,070	$71,437	$-	$(69)	$71,368
Classified as:
Cash equivalents				$6,970				$5,502
Short-term investments				53,054				63,823
Long-term investments				-				1,997
Restricted cash				46				46
Total				$60,070				$71,368

At June 30, 2016, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.  As of June 30, 2016, the Company had a total of $60.4 million in cash, cash equivalents, and investments, which includes $0.4 million in cash and $60.0 million in cash equivalents and investments.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued bonus and payroll expenses	$1,334	$1,696
Accrued professional and consulting services	195	153
Accrued clinical and manufacturing expenses	1,434	921
Accrued preclinical and research expenses	137	194
Other	148	307
Total accrued liabilities	$3,248	$3,271

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

During the six months ended June 30, 2016, the Company sold an aggregate of 715,383 shares of common stock pursuant to the ATM program, at an average price of approximately $6.21 per share for gross proceeds of $4.4 million, resulting in net proceeds of $4.0 million after deducting underwriting fees and offering expenses.  As of June 30, 2016, $45.6 million of common stock remained available for sale under the ATM program.

7. Stock Based Compensation

A summary of stock option activity is as follows (in thousands, except weighted average exercise price and contractual term amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Value Intrinsic
Outstanding — December 31, 2015	1,665	$8.80		$3,831
Options granted	935	$4.78
Options exercised	(17)	$1.03
Options canceled	(46)	$6.74
Outstanding — June 30, 2016	2,537	$ 7.41	8.57	$947

Total stock-based compensation expense related to the Company’s 2010 Equity Incentive Plan, 2014 Equity Incentive Plan and the 2014 Employee Stock Purchase Plan was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$479	$354	$916	$624
General and administrative	608	435	1,198	760
Total stock-based compensation	$1,087	$789	$2,114	$1,384

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

Potentially dilutive securities that were not included in the diluted per share attributable to common stockholders calculations because they would be anti-dilutive were as follows (in thousands):

	June 30,
	2016	2015
Options to purchase common stock	2,537	1,872
Total	2,537	1,872

9. Licensing Agreements

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division, or Symbioscience, under which the Company has been granted the exclusive, worldwide license to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare (“Symbioscience License Agreement”). Under the terms of the Symbioscience License Agreement, the Company paid Symbioscience an upfront license fee of $0.3 million in 2014 which was recorded in research and development expenses in the statement of operations. For the six months ended June 30, 2016 and 2015, the Company made milestone payments of $0.2 million and $0.2 million, respectively, which were recorded in research and development expenses in the statement of operations.  No payments were made for the three months ended June 30, 2016 and 2015.

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

vTv License Agreement

In March 2015, the Company entered into a License and Research agreement with High Point Pharmaceuticals, LLC and TransTech Pharma LLC, or collectively TransTech, under which the Company obtained an exclusive, worldwide license to develop and commercialize TransTech’s hexokinase II inhibitors (“vTv License Agreement”).  The agreement was subsequently assigned by TransTech to its parent company, vTv Therapeutics LLC (“vTv”).  Under the terms of the vTv License Agreement, the Company paid an initial license fee of $0.6 million in 2015, which was recorded in research and development expense in the statement of operations.  For the three and six months ended June 30, 2015, the Company recognized expense of $0 million and $0.6 million, respectively, which was recorded in research and development expense in the statement of operations. There were no expenses recorded in the three and six months ended June 30, 2016.

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

Overview

We are a clinical-stage pharmaceutical company focused on discovering and developing novel small molecule oncology drugs directed against tumor and immune cell targets that control key metabolic pathways in the tumor microenvironment. Tumor metabolism and tumor immunology have emerged as promising new interrelated fields for cancer drug discovery, and recent clinical successes with therapeutic agents in each field have demonstrated the potential to create fundamentally new therapies for cancer patients. We are developing agents that take advantage of the unique metabolic requirements of tumor cells and cancer-fighting immune cells such as cytotoxic T-cells. Our lead product candidate, CB-839, is an internally discovered, first-in-class inhibitor of glutaminase, a critical enzyme in tumor cells. We are currently evaluating CB-839 in Phase 1 clinical trials in solid and hematological tumors. CB-839 administered as a single agent has resulted in clinical responses in renal cell cancer and acute myeloid leukemia, or AML, and clinical benefits in several other tumor types.  We are currently enrolling patients in a series of combination Phase 1b cohorts in specific solid tumor types and AML. We are also planning to evaluate the immune-enhancing activity of CB-839 in a separate Phase 1/2 trial in the third quarter of 2016.  We anticipate clinical updates in both renal cell carcinoma, or RCC, and triple negative breast cancer, or TNBC, in the fourth quarter of 2016.  Our second product candidate, CB-1158, is a first-in-class immuno-oncology metabolic checkpoint inhibitor targeting arginase, an immunosuppressive enzyme in myeloid-derived suppressor cells responsible for T-cell suppression. In July 2016, we announced the acceptance of the Investigational New Drug application, or IND, by the U.S. Food and Drug Administration, or FDA.  We intend to initiate a Phase 1 clinical trial with CB-1158 in the third quarter of 2016. We also have a third program directed towards the development of inhibitors of the tumor metabolism target hexokinase II and ongoing research efforts that are focused on discovering additional product candidates against novel tumor and immune cell metabolism targets.

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

The single agent safety and tolerability of CB-839 has been assessed in three Phase 1 clinical trials in patients with solid tumors, or CX-839-001, multiple myeloma or non-Hodgkin’s lymphoma, or CX-839-002, and acute myeloid leukemia, CX-839-003.  The optimal dose and schedule of single agent CB-839, 600-800 mg twice daily, or BID, with food, has been well tolerated across all three Phase 1 studies. An initial observation of Grade 3/4 increases in liver function enzymes was reduced to a rate of less than 2% with this regimen. Single agent objective responses have been observed in patients with metastatic renal cell cancer (a Partial Response, or PR), and acute myeloid leukemia (a Complete Response with incomplete recovery of peripheral blood counts, or CRi). Furthermore, 52% of patients with renal cell cancer have had stable disease or better, with several patients remaining on study. We have observed long lasting stable disease in renal cell cancer patients, ranging from 63 days to more than 17 months. These results were presented in November 2015 at the combined EORTC/NCI/AACR meeting and were updated at the 2016 American Society of Clinical Oncology, or ASCO, annual meeting in June.

In addition to single agent cohorts, we also initiated enrollment in six Phase 1b combination cohorts, one in which CB-839 is being combined with paclitaxel in patients with triple-negative breast cancer with everolimus (marketed as Afinitor) in renal cell cancer, or RCC, with erlotinib (marketed as Tarceva) in patients with EGFR-mutated non-small cell lung cancer, or NSCLC, with dexamethasone in patients with multiple myeloma, or MM, or with pomalidomide (marketed as Pomalyst) and dexamethasone in patients with multiple myeloma, and with azacitidine (marketed as Vidaza) in front-line AML.

Combination data from the Phase 1 solid tumor trial in RCC and TNBC were presented at the June 2016 ASCO meeting.  Ten RCC patients, with a median of two prior therapies, were treated in combination with 10 mg daily everolimus.  The overall disease control rate was 80%, including one partial response; among eight clear cell and papillary patients, the disease control rate was 100%. The median time on study for these patients was 6.5+ months, exceeding the expected progression free survival of everolimus alone in this population.  Time on treatment was equal to, or greater than, the time on prior therapy for most patients, and seven of eight patients remained on study. The combination of CB-839 and everolimus has been well tolerated to date.  There was one case of dose-limiting, grade 3 pruitic rash at the 400 mg dose level, which led to a reduction in the dose of everolimus for that patient.

Fifteen triple-negative breast cancer patients were treated with doses of CB-839 of 400, 600 or 800 mg twice daily in combination with 80 mg/m2 IV paclitaxel, weekly, three weeks out of four.  The majority of patients had received at least three prior lines of therapy.  Six patients received five or more prior therapies in the advanced/metastatic setting. Most patients had received prior taxanes in either the neo-adjuvant (n=7) or metastatic (n=5) setting.  Among patients treated with CB-839 doses of at least 600 mg (n=8), there were three partial responses (38%) and disease control (response or stable disease) in seven patients (88%). Two of the partial responses were observed in patients refractory to paclitaxel in a prior course of therapy.  The combination of CB-839 and paclitaxel has been well tolerated to date, with adverse events that have been manageable and reversible. There was one case of dose-limiting, recurrent grade 3 neutropenia at the 400 mg dose level, which led to a reduction in the dose of paclitaxel for that patient.

In April 2016, we presented preclinical data at the American Association for Cancer Research, or AACR.  We reported preclinical anti-tumor activity of CB-839 in combination with an anti-PD-L1 or an anti-PD-1 antibody.  The combination of CB-839 and anti-PD-L1 or anti-PD-1 substantially increased the number of tumor regressions seen in the CT-26 syngeneic colon carcinoma model.  Synergistic effects with CB-839 and anti-PD-L1 were also observed in a B16 melanoma model.  We recently initiated a Phase 1/2 trial, CX-839-004, utilizing CB-839 in combination with nivolumab in patients with renal cell cancer, melanoma and non-small cell lung cancer. The Phase 1/2 study will assess the safety, pharmacokinetics and pharmacodynamics of CB-839 and nivolumab. We plan to enroll patients with clear cell renal cell carcinoma who are either naïve to checkpoint inhibitors, or were recently treated with nivolumab without tumor response, as well as melanoma and non-small cell lung cancer patients who have received anti-PD-1 monotherapy as their most recent line of therapy without tumor response.

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

Pending input from the FDA on the results of our Phase 1 trials, we plan to initiate one or more randomized, placebo-controlled Phase 2 clinical trials, likely in 2017, to study CB-839 in combination with approved conventional therapies and/or checkpoint inhibitors.

CB-1158

Our second product candidate, CB-1158, is a an orally bioavailable inhibitor of arginase, an immunosuppressive enzyme in myeloid-derived suppressor cells responsible for T-cell suppression.  Arginase depletes arginine, a nutrient that is critical for the activation and proliferation of the body’s cancer-fighting immune cells, such as cytotoxic T-cells and natural killer, or NK, -cells. During normal activation of the immune system, arginase, which is expressed by suppressive myeloid immune cells, plays an important role in halting T-cell proliferation. But in many tumors, including lung, gastrointestinal, bladder, renal cancer and acute myeloid leukemia, arginase-expressing myeloid cells accumulate and maintain an immunosuppressive environment, blocking the ability of T-cells and NK-cells to kill cancer cells. We believe that inhibitors of arginase can promote an anti-tumor immune response by restoring arginine levels, thereby allowing activation of the body’s own immune cells, including cytotoxic T-cells and NK-cells.

In April 2016, we presented data at AACR which demonstrated that CB-1158 has single agent activity in animal models.  Inhibition of tumor growth was accompanied by an increase in the local concentration of arginine, and the induction of multiple pro-inflammatory changes in the tumor microenvironment.  CB-1158 increased CD8+ T-cell infiltrates in a lung tumor model.  The addition of CB-1158 to anti-CTLA-4 and anti-PD-1, significantly inhibited tumor growth and reduced metastases in a mouse model that was resistant to dual checkpoint inhibitor therapy.  CB-1158 was well tolerated as a single agent and in combination with checkpoint inhibitors in animal studies.  We believe preclinical in vitro and in vivo data also predict good oral bioavailability of CB-1158 in humans. In July 2016, we announced the acceptance of the IND by the FDA.  We intend to initiate a Phase 1 clinical trial with CB-1158 in the third quarter of 2016.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies during the six months ended June 30, 2016, as compared to those disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Form 10-K dated December 31, 2015, filed with the SEC.

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

The largest component of our total operating expenses has historically been our investment in research and development activities including the clinical development of our product candidates. We allocate to research and development expenses the salaries, benefits, stock-based compensation expense, and indirect costs of our clinical and preclinical programs on a program-specific basis, and we include these costs in the program-specific expenses. The following table shows our research and development expenses for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Development:
CB-839 (Glutaminase inhibitor)	$3,101	$3,401	$5,646	$6,894
CB-1158 (Arginase inhibitor)	3,678	—	7,186	—
Total development	6,779	3,401	12,832	6,894
Preclinical and research:
Arginase inhibitors	—	1,982	722	3,401
Other preclinical and research	997	150	1,288	868
Total preclinical and research	997	2,132	2,010	4,269
Total Research and Development	$7,776	$5,533	$14,842	$11,163

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

	Three Months
	Ended June 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$7,776	$5,533	$2,243	41%
General and administrative	2,665	2,341	324	14%
Total operating expenses	10,441	7,874	2,567	33%
Loss from operations	(10,441)	(7,874)	(2,567)	33%
Interest income, net	83	56	27	*
Net loss	$(10,358)	$(7,818)	$(2,540)	32%

*    Percentage not meaningful.

Research and Development.    Research and development expenses increased $2.2 million, or 41%, from $5.5 million for the three months ended June 30, 2015 to $7.8 million for the three months ended June 30, 2016. The increase of $2.2 million was due to an increase of $1.8 million primarily related to increased development activities in our arginase inhibitors program as we submitted an IND in June 2016, an increase of $0.6 million in personnel-related costs primarily due to higher headcount, salary increases and stock-based compensation expense, offset by a decrease of $0.2 million related to our licensing arrangements.

General and Administrative.    General and administrative expenses increased $0.3 million, or 14%, from $2.3 million for the three months ended June 30, 2015 to $2.7 million for the three months ended June 30, 2016. The increase of $0.3 million was due to an increase of $0.3 million in personnel-related costs as a result of higher headcount, salary increases and stock-based compensation expense, an increase of $0.2 million in professional services primarily related to higher legal costs associated with our in-licensing agreements, offset by a decrease of $0.2 million for a payment to a third party related to a terminated license arrangement.

Interest Income.   Interest income increased $27,000, from $56,000 for the three months ended June 30, 2015 to $83,000 for the three months ended June 30, 2016.  The increase of $27,000 was primarily due to higher interest income generated from our cash equivalents and investment balances compared to the same period in the prior year.

Comparison of the Six Months Ended June 30, 2016 and 2015

	Six Months
	Ended June 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$14,842	$11,163	$3,679	33%
General and administrative	5,256	4,578	678	15%
Total operating expenses	20,098	15,741	4,357	28%
Loss from operations	(20,098)	(15,741)	(4,357)	28%
Other income, net	158	65	93	*
Net loss	$(19,940)	$(15,676)	$(4,264)	27%

*    Percentage not meaningful.

Research and Development.    Research and development expenses increased $3.7 million, or 33%, from $11.2 million for the six months ended June 30, 2015 to $14.8 million for the six months ended June 30, 2016. The increase of $3.7 million was due to an increase of $3.1 million primarily related to increased development activities in our arginase inhibitors program as we submitted an IND in June 2016, an increase of $1.2 million in personnel-related costs primarily due to higher headcount, salary increases and stock-based compensation expense, offset by a decrease of $0.6 million related to our licensing arrangements.

General and Administrative.    General and administrative expenses increased $0.7 million, or 15%, from $4.6 million for the six months ended June 30, 2015 to $5.3 million for the six months ended June 30, 2016. The increase of $0.7 million was due to an increase of $0.7 million in personnel-related costs as a result of higher headcount, salary increases and stock-based compensation expense, an increase of $0.1 million in professional services primarily related to higher legal costs associated with our in-licensing agreements, offset by a decrease of $0.2 million for a payment to a third party related to a terminated license arrangement.

Interest Income.   Interest income increased $93,000, from $65,000 for the six months ended June 30, 2015 to $0.2 million for the six months ended June 30, 2016.  The increase of $93,000 was primarily due to higher interest income generated from our cash equivalents and investment balances compared to the same period in the prior year.

Liquidity and Capital Resources

As of June 30, 2016, we had cash, cash equivalents and investments totaling $60.4 million.  Our operations have been financed primarily by net proceeds from the sale of shares of our preferred stock, our initial public offering in October 2014 and our at-the-market, or ATM, offering program.

In November 2015, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $150 million of our common stock. Up to $50 million of the maximum aggregate offering price of $150 million may be issued and sold pursuant to an ATM program under a sales agreement with Cowen and Company LLC, which is acting as our sales agent and underwriter. During the six months ended June 30, 2016, we sold an aggregate of 715,383 shares of common stock pursuant to the ATM program, at an average price of approximately $6.21 per share for gross proceeds of $4.4 million, resulting in net proceeds of $4.0 million after deducting underwriting fees and offering expenses.  As of June 30, 2016, $145.6 million of our common stock remained available for sale pursuant to the shelf registration statement, of which $45.6 million may be sold pursuant to the ATM program, subject to certain conditions as specified in the sales agreement.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and investments as of June 30, 2016 will be sufficient for us to meet our current operating plan for at least the next twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months
	Ended June 30,
	2016	2015
	(in thousands)
Cash used in operating activities	$(15,248)	$(13,627)
Cash provided by (used in) investing activities	$12,299	$(77,306)
Cash provided by financing activities	$4,170	$283

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2016 was $15.2 million. Our net loss of $19.9 million was offset in part by non-cash charges of $2.1 million of stock-based compensation and $0.5 million for depreciation and amortization. The change in operating assets and liabilities of $2.1 million was primarily due to the timing of payments for our research and development activities.

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

Cash Flows from Investing Activities

Cash provided by investing activities was $12.3 million for the six months ended June 30, 2016 and was related to the sale or maturity of investments of $36.6 million, offset by purchase of investments of $24.1 million and purchase of property and equipment of $0.2 million.

Cash used in investing activities was $77.3 million for the six months ended June 30, 2015 and was related to the purchase of investments of $81.6 million and purchase of property and equipment of $0.3 million, partially offset by the sale or maturity of investments of $4.5 million.

Cash Flows from Financing Activities

Cash provided by financing activities was $4.2 million for the six months ended June 30, 2016 and was related to net proceeds from the issuance of common stock through our ATM program of $4.0 million and issuance of common stock upon the exercise of stock options and employee stock plan purchases of $0.2 million.

Cash provided by financing activities was $0.3 million for the six months ended June 30, 2015 and was related to the issuance of common stock upon the exercise of stock options and employee stock plan purchases.

Contractual Obligations and Other Commitments

There have been no material changes to the contractual obligations during the three months ended June 30, 2016, as compared to those disclosed in our Annual Report on Form 10-K for the year ending December 31, 2015.

Off-Balance Sheet Arrangements

During 2015 and the three months ended June 30, 2016, we did not have any off balance sheet arrangements.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board, or FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for the 2016 annual period and with early adoption permitted. We will include the required disclosures in our December 31, 2016 annual financial statements to the extent that they are applicable.

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU requires management to recognize lease assets and lease liabilities by lessees for all operating leases. The ASU is effective for the annual period beginning after December 15, 2018 and interim periods therein on a modified retrospective basis. We are currently assessing the impact the adoption of ASU 2016-02 will have on our financial statements.

In March 2016, FASB issued ASU 2016-09, Compensation – Stock Compensation.  ASU 2016-09 simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 is effective for the annual period beginning after December 15, 2016, and interim periods therein. We are currently assessing the impact of adopting ASU 2016-09 will have on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies and highly rated banks and corporations, subject to certain concentration limits. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. As of June 30, 2016, we had cash, cash equivalents and investments of $60.4 million. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and a 1% change in interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates. We had no outstanding debt as of June 30, 2016.

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

Item 1A. Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be harmed. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. The risks relating to our business set forth in our Annual Report on Form 10-K, filed with the SEC, are set forth below and are unchanged substantively as of June 30, 2016, except for those risks designated by an asterisk (*).

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability*.

Since our inception, we have incurred significant operating losses. Our net loss was $32.6 million and $19.9 million for 2015 and the six months ended June 30, 2016, respectively. As of June 30, 2016, we had an accumulated deficit of $104.4 million. To date, we have financed our operations primarily through private placements of our preferred stock, our initial public offering in October 2014 and our at-the-market program. We have devoted substantially all of our financial resources and efforts to research and development. We are currently in Phase 1 clinical trials on our lead product candidate, CB-839, and expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•

advance into and through clinical trials our existing clinical product candidates, CB-839, a glutaminase inhibitor for the treatment of solid and hematological tumors, and CB-1158, our arginase inhibitor;

•	continue the preclinical development of our hexokinase II inhibitor program and advance a candidate into clinical trials;
•	identify additional product candidates and advance them into preclinical development;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support product development; and
•	acquire or in-license other product candidates and technologies.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of and seek marketing approval for our product candidates, specifically CB-839 and CB-1158, and as we become obligated to make milestone payments pursuant to our outstanding license agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution of the approved product.

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates, in particular CB-839 and CB-1158;
•	the costs, timing and outcome of any regulatory review of our product candidate, CB-839 and CB-1158;
•	the cost of our hexokinase II inhibitor program, and any other product programs we pursue;
•	the costs and timing of commercialization activities, including manufacturing, marketing, sales and distribution, for any product candidates that receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our ability to establish and maintain collaborations on favorable terms, if at all; and
•	the extent to which we acquire or in-license other product candidates and technologies.

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

Our short operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability*.

We were founded in March 2010 and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and commencing Phase 1 clinical trials of our product candidate. We are currently evaluating CB-839 in Phase 1 clinical trials.  In July

2016, we announced the acceptance of the IND application by the FDA.  We intend to initiate a Phase 1 clinical trial with CB-1158 in the third quarter of 2016. All of our other programs are in research and preclinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials required for regulatory approval of our product candidates, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one new product from the time it is discovered to when it is commercially available. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had product candidates in advanced clinical trials.

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

We are very early in our development efforts, which may not be successful*.

We have invested a significant portion of our efforts and financial resources in the identification of our most advanced products candidate, CB-839, which is being evaluated in Phase 1 clinical trials.  In July 2016, we announced the acceptance of the IND application by the FDA.  We intend to initiate a Phase 1 clinical trial with CB-1158 in the third quarter of 2016. Our hexokinase II inhibitor program is in preclinical development. Because of the early stage of our development efforts and our unproven and novel approach to discovery and development of product candidates, we do not have a clearly defined clinical development path. It is also too early in our development efforts to determine whether our product candidates will demonstrate single-agent activity or will be developed for use in combination with other approved therapies, or both. As a result, the timing and costs of the regulatory paths we will follow and marketing approvals remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of CB-839 and CB-1158. The success of CB-839, CB-1158 and our hexokinase II inhibitor programs and any other product candidates we may develop will depend on many factors, including the following:

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

If serious adverse effects or unexpected characteristics of our product candidates are identified during development, we may need to abandon or limit our development of some or all of our product candidates*.

We are currently evaluating CB-839 in Phase 1 clinical trials.  In July 2016, we announced the acceptance of the IND application by the FDA.  We intend to initiate a Phase 1 clinical trial with CB-1158 in the third quarter of 2016. All our other programs are in preclinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many agents that initially showed promise in early stage testing for treating cancer or other diseases have later been found to cause side effects that prevented further development of the agent.

We are in early clinical trials with CB-839 and we have seen several adverse events deemed possibly or probably related to CB-839. As of [November 2015], a variety of adverse events, or AEs, have been reported. In the CX839-001 study, treatment-

emergent Grade ≥ 3 AEs occurring in >5% of patients included increases in liver enzymes aspartate aminotransferase (AST) and alanine aminotransferase (ALT). With a change to twice daily dosing with food, only [one out of the 66] patients showed a Grade 3 liver enzyme increase. We have treated an insufficient number of patients to fully assess the safety of CB-839 and, as our trials progress, we may experience more frequent or more severe adverse events. Our ongoing and planned trials for CB-839 and CB-1158 may fail due to safety issues, and we may need to abandon development of CB-839 or CB-1158. Our hexokinase II inhibitor or other research programs may fail due to preclinical or clinical safety issues, causing us to abandon or delay the development of a product candidate from these programs.

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

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do*.

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

There are also a number of product candidates in preclinical and clinical development by third parties to treat cancer by targeting cellular metabolism. Our principal competitors include Abbvie Inc., Advanced Cancer Therapeutics, LLC, Aeglea Biotherapeutics, Inc., Agios Pharmaceuticals, Inc., AstraZeneca plc, Bayer Pharma AG, Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Celgene Corporation, Cornerstone Pharmaceuticals, Inc., CureTech Ltd., Eli Lilly and Company, Forma Therapeutics Holdings, LLC, Fortress Biotech, Inc., GlaxoSmithKline plc, Incyte Corporation, iTeos Therapeutics SA, Merck & Co., Janssen Biotech, Inc., Merck KGaA, NewLink Genetics Corporation, Novartis International AG, Ono Pharmaceuticals, Co., Ltd, Pfizer Inc., Quantum Pharmaceuticals, 3-V Biosciences, Inc., Regeneron Phrmaceuticals, Inc., Rhizen Pharmaceuticals SA, Roche Holdings, and its subsidiary Genentech Inc., Sanofi-Aventis Groupe, Sprint Biosciences, Takeda Pharmaceutical Co. Ltd. and TG Therapeutics, Inc.

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

We expect to expand our operations, and may encounter difficulties in managing our growth, which could disrupt our business*.

We expect to expand the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected expansion of our operations may lead to significant costs and may divert our management and business development resources. For example, our facilities expenses may increase, or decrease which will vary depending on the time and terms of any facility lease or sublease we may enter into from time to time. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;
•	regulatory actions with respect to our product candidates or our competitors’ product and product candidates;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	results of clinical trials of our product candidates or those of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	actual and anticipated fluctuations in our quarterly operating results;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to in-license or acquire additional products or product candidates;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	inconsistent trading volume levels of our shares;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or our other stockholders;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

As a public company listed in the United States, we have and will continue to incur significant additional legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the Securities and Exchange Commission, or the SEC, and the NASDAQ Global Select Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.

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

Calithera Biosciences, Inc.

Date: August 9, 2016	By:	/s/ Susan M. Molineaux
Susan M. Molineaux, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)
Calithera Biosciences, Inc.

Date: August 9, 2016	By:	/s/ William D. Waddill
William D. Waddill
Senior Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Calithera Biosciences, Inc.	8-K	001-36644	3.1	10/07/2014

3.2	Amended and Restated Bylaws of Calithera Biosciences, Inc.	S-1	333-198355	3.4	9/19/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of common stock certificate.	S-1	333-198355	4.1	9/25/2014

10.19	Employment Agreement, dated April 21, 2016, by and between Calithera Biosciences, Inc. and Keith Orford.

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a).

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Comprehensive Income (Loss), (iv) Condensed Statements of Cash Flows, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.