Form 10-K
period 2016-12-31
Calithera Biosciences, Inc.
filed 2017-03-16
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $52.3 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market of $3.71 per share.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2017 was 27,425,081.

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

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2016, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A - Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or the SEC, after the date of this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

We are a clinical-stage pharmaceutical company focused on discovering and developing novel small molecule oncology drugs directed against tumor and immune cell targets that control key metabolic pathways in the tumor microenvironment. Tumor metabolism and immuno-oncology have emerged as promising new fields for cancer drug discovery, and recent clinical successes with therapeutic agents in each field have demonstrated the potential to create fundamentally new therapies for cancer patients. We are developing agents that take advantage of the unique metabolic requirements of tumor cells and cancer-fighting immune cells such as cytotoxic T-cells. Our lead product candidate, CB-839, is an internally discovered, first-in-class oral inhibitor of glutaminase, a critical enzyme in tumor cells. We are currently evaluating CB‑839 in multiple Phase 1b/2 clinical trials in solid tumors. CB-839 administered as a single agent has resulted in clinical responses in renal cell cancer and acute myeloid leukemia and clinical benefit in several other tumor types. We are currently enrolling patients in a series of combination Phase 1b cohorts in specific solid tumor types, and are planning to begin Phase 2 trials in renal cell carcinoma and triple negative breast cancer in 2017. Our second product candidate, CB‑1158, is a first-in-class oral inhibitor of arginase, an enzyme that depletes the amino acid arginine, a key metabolic nutrient for T‑cells, and is being co-developed with Incyte Pharmaceuticals for hematology and oncology indications. CB-1158 is currently being tested alone and will be tested in combination with a checkpoint inhibitor in a Phase 1/2 clinical trial in patients with solid tumors. We also have ongoing research efforts that are focused on discovering additional product candidates against novel tumor metabolism and immunology targets.

Our lead product candidate, CB-839, takes advantage of the pronounced dependency many cancers have on the nutrient glutamine for growth and survival. CB-839 inhibits glutaminase, an enzyme required by cancer cells to utilize glutamine effectively. In preclinical studies, CB-839 demonstrated broad antitumor activity in tumor cell lines, inhibited the growth of human tumors in animal models and was well tolerated in toxicity studies. CB-839 was also synergistic with several approved, standard of care, cancer therapeutics. We believe CB-839 has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers, and is the only selective glutaminase inhibitor currently in clinical trials. We currently retain all commercial rights to CB-839 and have been granted a U.S. patent, which includes composition of matter coverage for CB-839 through 2032.

CB-839 may also have the potential to work in combination with immuno-oncology (I-O) therapeutics. Inhibition of glutaminase results in accumulation of glutamine, the substrate of glutaminase, in tumors. Glutamine, which is frequently depleted in the tumor microenvironment due to avid uptake by tumor cells, has been shown to be an important nutrient for T-cell proliferation. Administration of CB-839 to tumor-bearing animals substantially enhances the anti-tumor activity of checkpoint inhibitors, potentially by restoring the levels of glutamine in the tumor microenvironment and thereby enabling T-cells to proliferate. Checkpoint inhibitors, including the approved agents nivolumab (marketed as Opdivo) and pembrolizumab (marketed as Keytruda), are a class of immuno-oncology agents directed against programmed death protein-1 (PD-1) or programmed death ligand-1 (PD-L1) that promote the activation and tumor-killing properties of the patient’s own immune cells, such as cytotoxic T-cells. CB-839 could potentially have multiple mechanisms of action in the treatment of cancer first by starving the tumor cell, and second by facilitating the activation of T-cells in the nutrient-deprived tumor microenvironment.

Our second product candidate, CB-1158, is a potent and selective orally bioavailable inhibitor of the enzyme arginase, that was discovered at Calithera and is being co-developed with Incyte Corporation. Arginase depletes arginine, a nutrient that is critical for the activation and proliferation of the body’s cancer-fighting immune cells, such as cytotoxic T-cells and natural killer (NK)-cells. During normal activation of the immune system, arginase, which is expressed by suppressive myeloid immune cells, plays an important role in halting T-cell proliferation. But in many tumors, including lung, gastrointestinal, bladder, renal cancer and acute myeloid leukemia, arginase-expressing myeloid cells accumulate and maintain an immunosuppressive environment, blocking the ability of T-cells and NK-cells to kill cancer cells. We believe that inhibitors of arginase can promote an anti-tumor immune response by restoring arginine levels, thereby allowing activation of the body’s own immune cells, including cytotoxic T-cells and NK-cells.

Our Research and Development Programs

The following table summarizes our ongoing and planned clinical trials for our lead programs in tumor metabolism and tumor immunology. We also intend to develop additional product candidates from our research and discovery efforts in these fields.

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

Calithera is developing agents that are aimed at supporting the nutritional needs of T-cells and NK cells for glutamine and arginine, allowing the proliferation and activation of quiescent T-cells. This program is analogous to the effect of IDO on the availability of tryptophan in the tumor microenvironment. We are evaluating both CB-839 and CB-1158 in combination with immune therapies during clinical development.

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

As part of the mechanism for mounting an effective immune response, activated T-cells switch their metabolism to enable rapid proliferation. During this period of expansion, T-cell metabolism resembles the metabolism of cancer cells, and the need for both glucose and glutamine increases markedly. The expression of the checkpoint PD-1 on T-cells following activation inhibits the uptake and utilization of glucose and blocks rapid proliferation. The checkpoint inhibitors that block PD-L1 or PD-1 restore the ability of T-cells to utilize glucose. However, T-cells require both glucose and glutamine to proliferate. When tumor-bearing animals are treated with CB-839, there is a 4-8-fold increase in tumor levels of glutamine. We believe that this accumulation of glutamine has the indirect effect of supplying T-cells and NK cells with a needed nutrient. Since T-cell proliferation, unlike cancer cell proliferation, is not strongly inhibited by CB-839, we believe that combining CB-839 with inhibitors of the PD-L1/PD-1 checkpoint will support the full activation and expansion of cytotoxic immune cells in the nutrient-deprived tumor microenvironment and enhance anti-tumor responses.

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

In addition to showing single agent activity across a wide range of cells from different tumor types, CB-839 also acted synergistically when combined with drugs that target the Ras/Raf and PI3K/mTOR branches of growth factor signaling pathways. The two agents acting together have a greater effect on the growth and survival of tumor cells than either agent used separately. CB-839 was synergistic with the epidermal growth factor receptor, or EGFR, inhibitor erlotinib (marketed as Tarceva) in NSCLC cells, with the multikinase inhibitors sunitinib (marketed as Sutent), sorafenib (marketed as Nexavar), trametinib (marketed as Mekinist), selumetinib (in development), pazopanib (marketed as Votrient), and cabozantinib (marketed as Cabometyx) and the mTOR inhibitors everolimus (marketed as Afinitor) and temsirolimus (marketed as Toricel) in renal cell carcinoma, or RCC, cells, and with the MEK inhibitor trametinib (marketed as Mekinist) and the AKT inhibitor MK-2206 (in development by Merck) in multiple cancer cell types. We believe these synergistic activities likely result from the fact that growth factor pathways control tumor metabolism and ultimately tumor cell dependence on glutamine and glucose.

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

In investigational new drug (IND) enabling toxicity studies in rats and monkeys, CB-839 was well tolerated in both species, with no dose limiting toxicities observed in either study. The plasma concentration of CB-839 measured at the highest dose in rats in these studies was greater than ten-fold above the 300 nM concentration required in mice to achieve maximal effects on glutamine and glutamate levels in tumors and suppress tumor growth. In independent studies, CB-839 was shown to distribute broadly to all tissues except the brain, indicating that glutaminase could be strongly inhibited in normal tissues without causing any major toxicological effects.

In February 2014, we initiated three Phase 1 clinical trials to assess the safety and tolerability of CB-839 in patients with solid and hematological tumors. CX-839-001 enrolled patients with solid tumors, CX-839-002 enrolled patients with multiple myeloma or non-Hodgkin’s lymphoma, and CX-839-003 enrolled patients with acute myeloid or acute lymphocytic leukemia. As of the fourth quarter of 2016, we enrolled more than 240 patients across the three trials, including 160 patients who received CB-839 as a single agent, and 86 patients who received CB-839 in combination with other agents.  Most patients in these trials were relapsed and refractory to multiple approved therapies. Drug concentration generally increased with dose, and increasing concentrations of CB-839 in blood were correlated with increasing inhibition of glutaminase in blood platelets. The half-life of CB-839 in blood was approximately four hours, and dosing with food enabled the dose schedule to be modified to a BID (twice-daily) regimen.  The CX-839-002 and CX-839-003 studies are no longer enrolling patients and have been completed.

CB-839 has been generally well tolerated using doses up to 1000 mg. The primary treatment-related toxicities with monotherapy CB-839 that have been observed to date on the CX-839-001 study include fatigue, gastrointestinal events (nausea, vomiting, and constipation), elevations in liver function tests (LFTs) and photophobia. The majority of these adverse events have been mild to moderate (Grade 1/2) in severity. Treatment-related elevations in LFTs have generally been asymptomatic and rapidly reversible upon holding study treatment; the frequency of Grade 3 or greater occurrences have been reduced following the implementation of BID administration compared to the three times daily (TID) schedule. A similar safety profile has been observed on the CX-839-002 and -003 trials with the exception of a greater incidence of treatment emergent hematological toxicities, generally not considered treatment related.

Renal Cell Carcinoma (RCC)

According to the National Cancer Institute, renal cell carcinoma is diagnosed in approximately 62,700 people each year in the United States. Approximately 50% of renal cell carcinoma patients will require chemotherapy at some point to treat their metastatic disease. Clear cell is the most common form of kidney cancer comprising 75%-85% of cases. Most patients with clear cell RCC lack the tumor suppressor gene VHL. Preclinical studies by academic researchers have shown that VHL-deficient cell lines have an increased requirement for glutamine due to a loss of ability to make fatty acids from glucose. Accordingly, we believe that most patients with RCC tumors will have increased susceptibility to inhibition of glutaminase with CB‑839. In RCC cell lines and in animal studies with human RCC tumors implanted in immunocompromised mice, we have demonstrated both single agent activity of CB-839 and activity in combination with approved multi-kinase inhibitors and mTOR inhibitors. CB-839 itself also induces suppression the nutrient-sensing mTOR pathway, likely due to a reduction in cellular amino acids and other key nutrients.

CB-839 was evaluated as a monotherapy in an RCC cohort in the dose expansion stage of our solid tumor Phase 1 clinical trial CX-839-001. As of December 31, 2016, 20 efficacy-evaluable RCC patients were treated with single agent CB-839 on the BID dosing schedule. One patient achieved a partial response with a substantial decrease in target lesions (32%), including a dramatic improvement in the patient’s extensive lymphadenopathy. A total of 10 patients (50%) showed stable disease or better.

CB-839 is also being evaluated in expansion cohorts in combination with everolimus and cabozantinib. In November 2016, we presented data on 15 evaluable renal cell carcinoma patients treated with CB-839 in combination with everolimus, including 12 clear cell patients, and three papillary patients.  93% had disease control (response or stable disease); one patient had a partial response, one patient had progressive disease, and 13 patients have stable disease. The median progression free survival was 8.5 months and for the majority of patients, their time on therapy was longer than their time on treatment on immediate prior therapy. In the clear cell patient population the disease control rate was 100% and eight patients remained on study. Patients enrolled in the trial had advanced or metastatic disease and had received a median of two prior treatments, which included tyrosine kinase inhibitors, mTOR inhibitors, and checkpoint inhibitors. Patients were administered CB-839 in oral doses that ranged from 400-800 mg twice a day in combination with a fixed oral dose of everolimus at 10 mg once a day. The addition of CB-839 to full-dose everolimus has been well tolerated, with a similar safety profile to the known profile of everolimus alone. Grade 3 events include two events of hyperglycemia and one event each of diarrhea, anemia and fatigue.

We continue to enroll patients in this combination cohort, as well as a cohort of patients dosed with CB-839 in combination with cabozantinib. A randomized phase 2 trial of CB-839 in combination with everolimus is planned, and expected to initiate in the second half of 2017.

Triple-Negative Breast Cancer (TNBC)

According to the American Cancer Society, over 250,000 new cases of invasive breast cancer will be diagnosed in the United States and approximately 40,000 women will die from the disease in 2017. Between 10% and 20% of newly diagnosed cases of breast cancer are classified as triple-negative breast cancer. TNBC is a subset of breast cancer that lacks the estrogen receptor, the progesterone receptor, and the HER2 receptor. TNBC patients have relatively few treatment options since they lack expression of the targets for hormone- and HER2-based therapeutics. TNBC tends to have a higher rate of metastasis, recurs sooner following first line treatment and has a poorer prognosis and a lower overall survival rate than other subtypes of breast cancer. The incidence of TNBC is higher among African American women.

In preclinical studies, sensitivity to CB-839 in TNBC cells was directly correlated with the level of glutaminase expression and glutamine utilization. CB-839 had anti-tumor activity as a single agent against human breast cancer tumors implanted in animals, and in combination with paclitaxel, CB-839 enhanced activity and prevented the re-growth of the tumor following discontinuation of paclitaxel dosing. Higher glutamine utilization has also been observed in estrogen receptor negative tumors relative to estrogen receptor positive tumors, and in tumor tissue from patients of African ancestry relative to tumor tissue from patients of European ancestry.

In the Phase 1 trial CX-839-001, we enrolled an expansion cohort of refractory TNBC patients treated with CB-839 as a single agent and an additional cohort of refractory patients treated with CB-839 in combination with paclitaxel. In the monotherapy cohort, one patient showed a 23% decrease in target lesions and has remained on study for over 15 months.

In December 2016, we presented data on 28 triple negative breast cancer patients treated with doses of CB-839 of 400, 600 or 800 mg bid in combination with 80 mg/m2 IV paclitaxel, weekly, three weeks out of four; 23 were evaluable for response. The majority of patients had received at least three prior lines of therapy, with 43% of patients treated with five or more prior therapies in the advanced/metastatic setting. Most patients had received prior taxane therapy in either the neo-adjuvant or metastatic setting. Among evaluable patients treated with CB-839 doses of at least 600 mg bid (n=16), there are 5 partial responses (31%) and disease control in 11 patients (69%). In addition, the combination overcame resistance to paclitaxel in heavily pretreated TNBC patients. There was a 38% response rate and 50% disease control rate in patients who received prior taxanes in the metastatic setting. There was a 50% response rate among taxane-refractory African American patients, consistent with higher glutamine utilization observed in tumors from this population. We plan to initiate a Phase 2 trial in triple negative breast cancer in the second half of 2017.

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

In August 2016 we initiated CX-839-004, a Phase 1/2 clinical trial of CB-839 in combination with the PD-1 inhibitor nivolumab which in patients with RCC, melanoma, and NSCLC. The Phase 1/2 study will assess the safety, pharmacokinetics and pharmacodynamics of CB-839 and nivolumab. The study will enroll patients who are either naïve to checkpoint inhibitors, or were recently treated with nivolumab without tumor response. In December, 2016, we announced a clinical trial collaboration to evaluate Bristol-Myers Squibb’s Opdivo in combination with CB-839 in patients with clear cell renal cell carcinoma. We expect to present data from this trial in the second half of 2017.

PIK3CA-mutated Colorectal Carcinoma (CRC)

The oncogene PIK3CA, which encodes the p110α catalytic subunit of phosphatidylinositol-3-kinase α, is one of the most frequently mutated oncogenes in human cancers. Mutations in PIK3CA are found in approximately 10-20% CRC, which will result in between 13,000 and 26,000 new cases diagnosed in the United States in 2017.

An academic research group at Case Western Reserve University demonstrated that single agent CB-839 inhibits the growth of CRCs with PIK3CA mutations in immunocompromised mice, but CRC tumors with a normal PIK3CA gene were not inhibited. Remarkably, the combination of CB-839 with 5-florouracil induced complete and long-lasting tumor regressions in animals bearing PIK3CA mutant CRC tumors, but not tumors with normal PIK3CA, suggesting that this combinational therapy may be a unique and effective approach in the clinic. In the third quarter of 2016, an investigator-sponsored clinical trial was initiated by Drs. Jennifer Eads, Alok Khorana, and Neal Meropol at the Case Western Comprehensive Cancer Center. Enrollment in this study is ongoing.

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

In response to tumor-secreted factors, myeloid-derived suppressor cells, or MDSCs, and neutrophils accumulate in the tumor and secrete the enzyme arginase, resulting in depletion of arginine from the tumor microenvironment. Significant infiltration by arginase-expressing myeloid cells has been observed in many solid tumor types including lung, colorectal esophageal, bladder, head and neck, kidney cancer, and other tumor types. We have confirmed that arginase-expressing MDSCs are found by immunohistochemistry, or IHC, in a wide range of tumor types including non-small cell lung (both adenocarcinoma and squamous types), gastrointestinal and bladder cancers as shown in the diagram below. Arginase enzyme levels are elevated in the plasma of cancer patients across a wide range of malignancies.

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

We have identified CB-1158 and a portfolio of other small molecule arginase inhibitors that show high potency and oral bioavailability. In January, we announced that we entered into a global collaboration and license agreement for the research, development and commercialization of our small molecule arginase inhibitor CB-1158 in hematology and oncology with Incyte Corporation. Calithera and Incyte will collaborate on and co-fund the development of CB-1158 for oncology and hematology indications, with Incyte bearing 70% and Calithera bearing 30% of global development costs, unless Calithera opts out of development co-funding. Calithera will have the right to conduct a portion of clinical development studies under the collaboration, including combination studies of a licensed product with a proprietary compound of Calithera. If Calithera does not opt out of development co-funding, the parties will share profits and losses in the U.S., with 60% to Incyte and 40% to Calithera, and Calithera will have the right to co-detail licensed products in the U.S. Calithera retains rights to certain arginase inhibitors for specific indications outside of hematology and oncology.

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

Inhibition of tumor growth was accompanied by an increase in the local concentration of arginine, and the induction of multiple pro-inflammatory changes in the tumor microenvironment. Treatment with CB-1158 also enhanced the anti-tumor activity of adoptive T-cell therapy, checkpoint blockade and chemotherapy in animal models.

CB-1158 entered clinical trials in September 2016, and is currently being tested in a Phase 1 clinical trial in patients with solid tumors. Three patients in the first cohort were treated with 50 mg of CB-1158 twice daily. This dose was well-tolerated and was pharmacologically active, resulting in sustained elevation of arginine in the plasma of all three patients. The trial is continuing to enroll patients in the dose escalation phase of the study, to be followed by combination studies with a PD-1 antibody. We plan to present additional data from the Phase 1 trial of CB-1158 in mid-2017.

We believe that CB-1158 is the only arginase inhibitor in clinical development.

In January 2017, we entered into a collaboration and license agreement, or the Incyte Collaboration Agreement, with Incyte Corporation.  Under the terms of the Incyte Collaboration Agreement, we granted Incyte an exclusive, worldwide license to develop and commercialize its small molecule arginase inhibitors for hematology and oncology indications. The parties will collaborate on and co-fund the development of the licensed products, with Incyte bearing 70% and us bearing 30% of global development costs. The parties will share profits and losses in the U.S., with 60% to Incyte and 40% to us. We will have the right to co-detail the licensed products in the U.S, and Incyte will pay us tiered royalties ranging from the low to mid-double digits on net sales of licensed products outside the U.S. We may opt out of its co-funding obligation, in which case the U.S. profit sharing will no longer be in effect, and Incyte will pay us tiered royalties ranging from the low to mid-double digits on net sales of licensed products both in the U.S. and outside the U.S., and additional royalties to reimburse us for previously incurred development costs.

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

Intellectual Property

Our commercial success depends in large part on our ability to obtain and maintain intellectual property protection for our product candidates, including CB-839, CB-1158, and our preclinical compounds, and our core technologies. Our policy is to seek to protect our intellectual property position by, among other methods, filing U.S. and foreign patent applications related to the technology, inventions and improvements that are important to the development and implementation of our business strategy. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position.

We file patent applications directed to our product candidates, preclinical compounds and related technologies to establish intellectual property positions on these compounds and their uses in disease. We are seeking patent protection for the use of biomarkers to identify patients most likely to benefit from treatment with our product candidates. As of December 31, 2016, we owned two issued U.S. patents, three issued foreign patents, and approximately 98 pending U.S. and foreign patent applications in the following foreign jurisdictions: Argentina, Australia, Brazil, Canada, China, the Eurasian Patent Organization, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea and Taiwan.  We expect that these patents and patent applications, if issued, would expire between April 2031 and December 2037.

As of December 31, 2016, the intellectual property portfolio for our glutaminase inhibitor program, which includes CB-839, included two issued U.S. patents, both of which expire in 2032, claiming compositions of matter for and methods of treating cancer with CB-839. We also have three issued foreign patents, thirteen pending U.S. patent applications and 72 corresponding pending PCT and foreign patent applications directed to compositions of matter for CB-839 and related chemical compounds, as well as methods of using these compounds. These pending patent applications also include three pending U.S. patent applications relating to methods for measuring various biomarkers in cancer patients to identify patients suitable for treatment with glutaminase inhibitors. We expect that these patents and patent applications, if issued, would expire between November 2032 and August 2037.

The intellectual property portfolio for our arginase inhibitor program, which includes CB-1158, includes issued patents and pending patent applications that we have exclusively licensed from Symbioscience as well as pending patent applications that we own.

This portfolio includes 5 issued U.S. patents, 10 pending U.S. patent applications, 42 corresponding pending foreign patent applications, and 15 issued foreign patents directed to various arginase inhibitors and therapeutic methods of using the compounds. We expect that these patents and patent applications, if issued, would expire between April 2031 and December 2037.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties to manufacture clinical supplies of CB-839 and CB-1158. CB-839 and CB-1158 are organic compounds of low molecular weight. Our third-party contract manufacturers are currently producing CB-839 and CB-1158 for use in our clinical trials utilizing reliable and reproducible synthetic processes and common manufacturing techniques. We obtain our supplies from manufacturers on a purchase order basis and do not have any long-term arrangements. In addition, we do not currently have arrangements in place for bulk drug substance or drug product services of CB-839 or CB-1158. We intend to identify and qualify additional manufacturers to provide bulk drug substance and drug product services prior to submission of a new drug application to the FDA if necessary to ensure sufficient commercial quantities of CB-839 and CB-1158.

Research and Development

We have and will continue to make substantial investments in research and development. Our research and development expenses totaled $27.7 million, $23.7 million, and $16.4 million in 2016, 2015 and 2014, respectively.

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

The key competitive factors affecting the success of CB-839, CB-1158, and any future product candidates we develop, if approved, are likely to be their efficacy, safety, synergy with other approved therapies, convenience, price and the availability of reimbursement from government and other third-party payors.

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

Accelerated Approval

Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-

marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval trials, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

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

Overview of FDA Regulation of Companion Diagnostics

We may seek to develop in vitro companion diagnostics for use in selecting the patients that we believe will respond to our therapeutics. In August 2014, the FDA issued a guidance document that states that if safe and effective use of a therapeutic product depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic product. The guidance addresses issues critical to developing and obtaining approval or clearance for companion diagnostics and provide guidance as to when the FDA will require that the in vitro diagnostic, which is regulated as a medical device, and the drug be approved simultaneously. The FDA requires in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain approval simultaneously with approval of the drug.

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

Employees

As of December 31, 2016, we had 50 full-time employees, including 21 employees with Ph.D. or M.D. degrees. Of these full-time employees, 37 employees are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Facilities

We occupy approximately 54,000 square feet of office and laboratory space in South San Francisco, California. Our lease term is through January 2024, with an option to extend another two years to January 2026.  Approximately 21,000 square feet of laboratory space have been leased to another biotechnology company under a sublease agreement that expires in February 2020. We believe that our facility is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Since our inception, we have incurred significant operating losses. Our net loss was $38.0 million, $32.6 million and $21.7 million for 2016, 2015, and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $122.5 million. To date, we have financed our operations primarily through private placements of our preferred stock, our initial public offering in October 2014, our at-the-market offering program and our global collaboration and license agreement with Incyte Corporation, or Incyte. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•	advance further into clinical trials our existing clinical product candidates, CB-839 and CB-1158;
•	continue the preclinical development of our research programs and advance candidates into clinical trials;
•	identify additional product candidates and advance them into preclinical development;
•	pursue regulatory approval of product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support product development;
•	acquire or in-license other product candidates and technologies; and
•	operate as a public company.

We have never generated any revenue from product sales and may never be profitable. To become and remain profitable, we and our collaborators must develop and eventually commercialize one or more products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those product candidates for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenue that is significant or large enough to achieve profitability. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, clinical development, laboratory testing and clinical trials for our product candidates, in particular CB-839 and CB-1158;
•	the costs, timing and outcome of any regulatory review of our product candidates, CB-839 and CB-1158;
•	the cost of any other product programs we pursue;
•	the costs and timing of commercialization activities, including manufacturing, marketing, sales and distribution, for any product candidates that receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	achieving the milestones set forth in our collaboration agreement with Incyte;
•	our ability to establish and maintain collaborations on favorable terms, if at all; and
•	the extent to which we acquire or in-license other product candidates and technologies.

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

We do not have any material committed external source of funds or other support for our development efforts other than our collaboration agreement with Incyte for the development and commercialization of small molecule arginase inhibitors in hematology and oncology indications, including CB-1158, which agreement is terminable by Incyte for convenience or following our uncured breach. If Incyte terminates our collaboration agreement, we would need to obtain substantial additional sources of funding to develop CB-1158 as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our CB-1158 development program or dedicate resources allocated to other programs to fund CB-1158. We may also need to grant rights in the United States, as well as outside the United States, to CB-1158 to one or more partners.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings, as well as entering into new collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than our collaborations, which are limited in scope and duration. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of our assets. If we raise funds by entering into new collaborations, strategic alliances or licensing arrangements in the future with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our short operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We were founded in March 2010 and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and commencing Phase 1 clinical trials of our product candidate. CB-839 and CB-1158 are currently being evaluated in Phase 1 clinical trials. All of our other programs are in research and preclinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials required for regulatory approval of our product candidates, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one new product from the time it is discovered to when it is commercially available. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had product candidates in advanced clinical trials.

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

We have invested a significant portion of our efforts and financial resources in the identification of our most advanced product candidates, CB-839 and CB-1158, which are being evaluated in Phase 1 clinical trials.  We have entered into a collaboration agreement with Incyte for the development and commercialization of CB-1158. Pursuant to our agreement, we collaborate on and co-fund the development of CB-1158 for hematology and oncology indications, with Incyte bearing 70% and Calithera bearing 30% of global development costs.  All of our other programs are in research and preclinical development. It is also too early in our development efforts to determine whether our product candidates will demonstrate single-agent activity or will be developed for use in combination with other approved therapies, or both. As a result, the timing and costs of the regulatory paths we will follow and marketing approvals remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of CB-839 and CB-1158. The success of CB-839, CB-1158 and any other product candidates we may develop will depend on many factors, including the following:

•	successful enrollment in, and completion of, clinical trials;
•	demonstrating safety and efficacy;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates;
•	launching commercial sales of the product candidates, if and when approved, whether alone or selectively in collaboration with others;
•	Our ability to successfully develop and commercialize small molecule arginase inhibitors, including CB-1158 with Incyte;
•	acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;
•	a continued acceptable safety profile of the products following approval; and
•	enforcing and defending intellectual property rights and claims.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and in the case of CB-1158, together with Incyte, then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials could occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a particular clinical trial do not necessarily predict final results of that trial.

Moreover, preclinical and clinical data are often susceptible to multiple interpretations and analyses. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

We may experience numerous unforeseen events during, or as a result of, preclinical testing or clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including that:

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

We are currently evaluating CB-839 and CB-1158 in Phase 1 clinical trials. All our other programs are in research and preclinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, any current or future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If adverse effects were to arise in patients being treated with any of our product candidates, it could require us to halt, delay or interrupt clinical trials of such product candidate or adversely affect our ability to obtain requisite approvals to advance the development and commercialization of such product candidate. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many agents that initially showed promise in early stage testing for treating cancer or other diseases have later been found to cause side effects that prevented further development of the agent.

We are in early clinical trials with CB-839 and we have seen several adverse events deemed possibly or probably related to CB-839. As of November 2015, a variety of adverse events, or AEs, have been reported. In the CX839-001 study, treatment-emergent Grade ≥ 3 AEs occurring in >5% of patients included increases in liver enzymes aspartate aminotransferase (AST) and alanine aminotransferase (ALT). With a change to twice daily dosing with food, only one out of the 66 patients showed a Grade 3 liver enzyme increase. We have treated an insufficient number of patients to fully assess the safety of CB-839 and, as our trials progress, we may experience more frequent or more severe adverse events. Our ongoing and planned trials for CB-839 and our and Incyte’s ongoing and planned trials for CB-1158 may fail due to safety issues, and we may need to abandon development of CB-839 or CB-1158. Our other research programs may fail due to preclinical or clinical safety issues, causing us to abandon or delay the development of a product candidate from these programs.

Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may experience delays in designing and executing clinical trials to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or our current and future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We have limited financial and managerial resources. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements, including our agreement with Incyte, in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. In addition, under our agreement with Incyte, Incyte has the right to commercialize CB-1158 in hematology and oncology indications.  If Incyte does not successfully commercialize CB-1158, we may be unable to realize the full value from our collaboration with Incyte.

Even if any of our product candidates receives marketing approval, we or others may later discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability, or that of any future collaborators, to market the product.

Clinical trials of our product candidates are conducted in carefully defined sets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

•	regulatory authorities may withdraw their approval of the product or seize the product;
•	we, or any future collaborators, may be required to recall the product, change the way the product is administered or conduct additional clinical trials;
•	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular product;
•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•	we, or any future collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;
•	we, or any future collaborators, could be sued and held liable for harm caused to patients;
•	the product may become less competitive; and
•	our reputation may suffer.

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

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to other third parties. For our small molecule arginase inhibitors in hematology and oncology indications, including CB-1158, unless we establish our own sales and marketing capabilities, we will be significantly dependent on Incyte’s sales and marketing infrastructure to effectively commercialize these products. In the future, we may choose to build a focused sales and marketing infrastructure to sell some of our product candidates if and when they are approved.

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

The development and commercialization of new drug products is highly competitive. Research and discoveries by others may result in breakthroughs which may render our products obsolete even before they generate any revenue. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the cancer indications for which we are focusing our product development efforts. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We currently rely and expect to continue to rely on third parties, such as our collaborators, contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials and to conduct some aspects of our research and preclinical testing. Any of these third parties may terminate their engagements with us at any time. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If we need to enter into alternative arrangements, it would delay our product development activities.

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

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third party manufacturers for the manufacture of our product candidates for preclinical studies and clinical trials and for commercial supply of any of these product candidates for which we obtain marketing approval. To date, we have obtained or plan to obtain materials for CB-839 and CB-1158 for our current and planned clinical trials from third-party manufacturers. We have engaged third party manufacturers to obtain the active ingredient for CB-839 and CB-1158 for pre-clinical testing and clinical trials. We do not have a long-term supply agreement with any third-party manufacturers, and we purchase our required drug supply on a purchase order basis.

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

Our arginase inhibitors program in hematology and oncology indications, including CB-1158, is reliant in part on Incyte for the successful development and commercialization in a timely manner. If Incyte does not devote sufficient resources to CB-1158’s development, is unsuccessful in its efforts, or chooses to terminate its agreement with us, our business, operating results and financial condition will be harmed.

We have entered into a collaboration agreement with Incyte under which we have granted Incyte an exclusive, worldwide license to develop and commercialize small molecule arginase inhibitors for hematology and oncology indications, including CB-1158, which is currently in phase 1 clinical trials.

Under the agreement, we and Incyte will jointly conduct and co-fund development of CB-1158, with Incyte leading global development activities. Unless we opt out of our co-funding obligation, Incyte will fund 70 percent of global development and we will be responsible for the remaining 30 percent. Should we disagree with Incyte about the clinical development or commercialization strategy, we could escalate the disagreement to our representatives on the Joint Steering Committee for resolution.  Calithera and Incyte are obligated to use good faith efforts to resolve such disputes; however, in cases of deadlock, Incyte will have the deciding vote .  If the agreement is terminated, other than as a result of our breach, with respect to one or more products or countries, all rights in the terminated products and countries revert to us The Incyte collaboration may not be clinically or commercially successful due to a number of important factors, including the following:

•

Subject to the terms of our collaboration agreement, including diligence obligations, although Incyte has certain obligations to use commercially reasonable efforts to develop and commercialize CB-1158, Incyte has discretion in determining the efforts and resources that it will apply to its partnership with us. The timing and amount of any development milestones, and downstream commercial milestones and royalties that we may receive under such partnership will depend on, among other things, the efforts, allocation of resources and successful development and commercialization of CB-1158;
•	Incyte may select a dose for CB-1158 that does not have a favorable benefit/risk profile;
•

Incyte may terminate its partnership with us without cause and for circumstances outside of our control, which could make it difficult for us to attract new strategic partners or adversely affect how we are perceived in scientific and financial communities;

•

Incyte may develop or commercialize CB-1158 in a way that exposes us to potential litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability; and

If Incyte were to breach our collaboration agreement, we may need to enforce our rights under the agreement, which could be costly. If we were to terminate our agreement with Incyte due to Incyte’s breach or if Incyte were to terminate the agreement without cause, there could be a delay in the return of our rights to CB-1158 and the development and commercialization of CB-1158 would be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization on our own.

Incyte may enter into one or more transactions with third parties, including a merger, consolidation, reorganization, sale of substantial assets, sale of substantial stock or other change in control, which could divert the attention of its management and adversely affect Incyte’s ability to retain and motivate key personnel who are important to the continued development of the small molecule arginase inhibitor program. In addition, the third party to any such transaction could reprioritize Incyte’s development programs which could delay the development of our programs or cause Incyte to terminate the agreement.

We have in the past and may seek in the future to selectively establish collaborations, and, if we are unable to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. In addition to our collaboration with Incyte, for some of our product candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

We may also be restricted under existing license agreements from engaging in research and development activities or entering into future agreements on certain terms with potential collaborators. For example, pursuant to our license agreement with Symbioscience, we have agreed not to develop any other arginase inhibitors for use in human healthcare outside of the scope of that agreement.  In addition, under our agreement with Incyte, we are not allowed to develop any retained arginase inhibitors (small molecule arginase inhibitors, other than CB-1158, retained by Calithera for research and development in non-hematology/ oncology indications) for any indication except specific orphan indications outside of hematology and oncology.

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

If we decide to collaborate with any other third parties in connection with any of our development programs or product candidates, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development program or the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

To the extent we enter into any other collaborations, we may depend on such collaborations for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of our product candidates.

We may selectively seek additional third-party collaborators for the development and commercialization of our product candidates. Our current and any future collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. Pursuant to these arrangements and any potential future arrangements, we will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates, including our collaboration with Incyte, pose many risks to us, including that:

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

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. If we or our collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be impaired.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements, quality assurance and corresponding maintenance of records and documents and requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine. The FDA closely regulates the post approval marketing and promotion of drugs to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing.

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

•

the Physician Payments Sunshine Act requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

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

We expect that healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of any of our product candidates that we successfully commercialize.

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

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot provide effective controls and reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting as of December 31, 2016. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an “emerging growth company,” as defined in the JOBS Act.

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

Our headquarters are located at 343 Oyster Point Blvd., Suite 200, South San Francisco, California 94080 under a lease that expires in January 2024, with an option to extend another two years to January 2026. We have subleased a portion of this office and laboratory space to another biotechnology company under a three-year sublease agreement that expires in February 2020. We believe that our existing facilities are adequate for our current needs, as the facilities have sufficient laboratory space to house additional employees to be hired as we expand.

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

Price Range of Common Stock

Our common stock commenced trading on the NASDAQ Global Select Market under the symbol "CALA" on October 2, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on the NASDAQ Global Select Market:

	High	Low
2016
Fourth Quarter	$4.25	$2.20
Third Quarter	$3.86	$2.87
2nd Quarter	$6.16	$3.60
1st Quarter	$7.84	$4.31
2015
Fourth Quarter	$10.90	$5.16
Third Quarter	$10.59	$4.31
2nd Quarter	$19.89	$6.61
1st Quarter	$25.41	$12.31

As of March 10, 2017, there were approximately 30 holders of record of our common stock.

Stock Price Performance Graph

The following stock performance graph compares our total stock return with the total return for (i) the NASDAQ Composite Index and the (ii) the NASDAQ Biotechnology Index for the period from October 2, 2014 (the date our common stock commenced trading on the NASDAQ Select Global Market) through December 31, 2016. The figures represented below assume an investment of $100 in our common stock at the closing price of $9.41 on October 2, 2014 and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on October 2, 2014 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

$100 investment in stock or index	Ticker	October 2, 2014	December 30, 2015	December 31, 2016
Calithera Biosciences, Inc.	CALA	$100.00	$81.40	$34.54
NASDAQ Composite Index	IXIC	$100.00	$113.03	$121.51
NASDAQ Biotechnology Index	NBI	$100.00	$125.91	$98.61

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

Use of Proceeds from Registered Securities

On October 7, 2014, we closed our initial public offering, or IPO, in which we issued and sold 8,000,000 shares of our common stock at a public offering price of $10.00 per share, for net proceeds of $71.6 million, after deducting underwriting discounts and commissions of $5.6 million and estimated offering expenses of $2.8 million payable by us. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-198355), which was declared effective by the SEC on October 1, 2014. Citigroup Global Markets and Leerink Partners acted as joint book-running managers for the offering. Wells Fargo Securities and JMP Securities acted as co-managers for the offering. Following the sale of the shares in connection with the closings of the IPO, the offering terminated.

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

The statements of operations data for the years ended December 31, 2016, 2015, and 2014, and the balance sheet data as of December 31, 2016 and 2015 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected balance sheet data as of December 31, 2014 is derived from our audited financial statements which are not included in this Annual Report on Form 10-K.

Our historical results are not necessarily indicative of the results to be expected in the future.  You should read the selected financial data below in conjunction with the section of this report entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014
Statements of Operation Data:	(in thousands, except per share data)
Operating expenses:
Research and development	$27,748	$23,748	$16,367
General and administrative	10,586	9,071	5,354
Total operating expenses	38,334	32,819	21,721
Loss from operations	(38,334)	(32,819)	(21,721)
Interest income	330	175	9
Net loss	$(38,004)	$(32,644)	$(21,712)
Net loss per share, basic and diluted	$(1.95)	$(1.81)	$(4.67)
Shares used in computing net loss per share, basic and diluted	19,486	18,045	4,652

	Year Ended December 31,
	2016	2015	2014
Balance Sheet Data:	(in thousands)
Cash, cash equivalents, and investments	$51,781	$71,925	$101,969
Working capital	49,108	68,662	99,742
Total assets	54,796	75,750	104,770
Convertible preferred stock	—	—	—
Accumulated deficit	(122,502)	(84,498)	(51,854)
Total stockholders' equity	49,906	71,788	100,366

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a clinical-stage pharmaceutical company focused on discovering and developing novel small molecule oncology drugs directed against tumor and immune cell targets that control key metabolic pathways in the tumor microenvironment. Tumor metabolism and immuno-oncology have emerged as promising new fields for cancer drug discovery, and recent clinical successes with therapeutic agents in each field have demonstrated the potential to create fundamentally new therapies for cancer patients. We are developing agents that take advantage of the unique metabolic requirements of tumor cells and cancer-fighting immune cells such as cytotoxic T-cells. Our lead product candidate, CB-839, is an internally discovered, first-in-class oral inhibitor of glutaminase, a critical enzyme in tumor cells. We are currently evaluating CB‑839 in multiple Phase 1b clinical trials in solid tumors. CB-839 administered as a single agent has resulted in clinical responses in renal cell cancer and acute myeloid leukemia and clinical benefit in several other tumor types. We are currently enrolling patients in a series of combination Phase 1b cohorts in specific solid tumor types, and are planning to begin Phase 2 trials in renal cell carcinoma and triple negative breast cancer in 2017. Our second product candidate, CB‑1158, is a first-in-class oral inhibitor of arginase, an enzyme that depletes the amino acid arginine, a key metabolic nutrient for T‑cells, and is being co-developed with Incyte Pharmaceuticals for hematology and oncology indications. CB-1158 is currently being tested alone and in combination with a checkpoint inhibitor in a Phase 1/2 clinical trial in patients with solid tumors. We also have ongoing research efforts that are focused on discovering additional product candidates against novel tumor metabolism and immunology targets.

Our lead product candidate, CB-839, takes advantage of the pronounced dependency many cancers have on the nutrient glutamine for growth and survival. CB-839 inhibits glutaminase, an enzyme required by cancer cells to utilize glutamine effectively. In preclinical studies, CB-839 demonstrated broad antitumor activity in tumor cell lines, inhibited the growth of human tumors in animal models and was well tolerated in toxicity studies. CB-839 was also synergistic with several approved, standard of care, cancer therapeutics. We believe CB-839 has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers, and is the only selective glutaminase inhibitor currently in clinical trials. We currently retain all commercial rights to CB-839 and have been granted a U.S. patent, which includes composition of matter coverage for CB-839 through 2032.

CB-839 may also have the potential to work in combination with immuno-oncology (I-O) therapeutics. Inhibition of glutaminase results in accumulation of glutamine, the substrate of glutaminase, in tumors. Glutamine, which is frequently depleted in the tumor microenvironment due to avid uptake by tumor cells, has been shown to be an important nutrient for T-cell proliferation. Administration of CB-839 to tumor-bearing animals substantially enhances the anti-tumor activity of checkpoint inhibitors, potentially by restoring the levels of glutamine in the tumor microenvironment and thereby enabling T-cells to proliferate. Checkpoint inhibitors, including the approved agents nivolumab (marketed as Opdivo) and pembrolizumab (marketed as Keytruda), are a class of immuno-oncology agents directed against programmed death protein-1 (PD-1) or programmed death ligand-1 (PD-L1) that promote the activation and tumor-killing properties of the patient’s own immune cells, such as cytotoxic T-cells. CB-839 could potentially have multiple mechanisms of action in the treatment of cancer first by starving the tumor cell, and second by facilitating the activation of T-cells in the nutrient-deprived tumor microenvironment.

Our second product candidate, CB-1158, is a potent and selective orally bioavailable inhibitor of the enzyme arginase, that was discovered at Calithera and is being co-developed with Incyte Corporation. Arginase depletes arginine, a nutrient that is critical for the activation and proliferation of the body’s cancer-fighting immune cells, such as cytotoxic T-cells and natural killer (NK)-cells. During normal activation of the immune system, arginase, which is expressed by suppressive myeloid immune cells, plays an important role in halting T-cell proliferation. But in many tumors, including lung, gastrointestinal, bladder, renal cancer and acute myeloid leukemia, arginase-expressing myeloid cells accumulate and maintain an immunosuppressive environment, blocking the ability of T-cells and NK-cells to kill cancer cells. We believe that inhibitors of arginase can promote an anti-tumor immune response by restoring arginine levels, thereby allowing activation of the body’s own immune cells, including cytotoxic T-cells and NK-cells.

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

Income Taxes

As of December 31, 2016, we had approximately $108.8 million and $48.0 million, respectively, of federal and state operating loss carryforwards available to reduce future taxable income that will begin to expire in 2030 for federal and state tax purposes.

As of December 31, 2016, we also had research and development tax credit carryforwards of approximately $3.4 million and $2.5 million, respectively, for federal and state purposes available to offset future taxable income tax. If not utilized, the federal carryforwards will expire in various amounts beginning in 2030, and the state credits can be carried forward indefinitely.

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

Financial Operations Overview

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred. Research and development expenses consist primarily of the following:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;
•	expenses incurred under agreements with clinical trial sites that conduct research and development activities on our behalf;
•	laboratory and vendor expenses related to the execution of preclinical studies and clinical trials;
•	contract manufacturing expenses, primarily for the production of clinical supplies;
•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies; and
•	license fees and milestone payments related to our licensing agreements.

The largest component of our total operating expenses has historically been our investment in research and development activities including the clinical development of our product candidates. We allocate to research and development expenses the salaries, benefits, stock-based compensation expense, and indirect costs of our clinical and preclinical programs on a program-specific basis, and we include these costs in the program-specific expenses. The following table shows our research and development expenses for 2016, 2015, and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Development candidate:
CB-839 (Glutaminase inhibitor)	$11,355	$13,279	$12,381
CB-1158 (Arginase inhibitor)	11,596	$—
Total development	22,951	13,279	12,381
Preclinical and research:
Arginase inhibitors	722	9,329	3,461
Other preclinical and research	4,075	1,140	525
Total preclinical and research	4,797	10,469	3,986
Total	$27,748	$23,748	$16,367

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

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

	Years Ended
	December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$27,748	$23,748	$4,000	17%
General and administrative	10,586	9,071	1,515	17%
Total operating expenses	38,334	32,819	5,515	17%
Loss from operations	(38,334)	(32,819)	(5,515)	17%
Interest income, net	330	175	155	89%
Net loss	$(38,004)	$(32,644)	$(5,360)	16%

Research and Development

Research and development expenses increased $4.0 million, or 17%, from $23.7 million for 2015 to $27.7 million for 2016. The increase was due to an increase of $2.3 million in personnel-related costs primarily as a result of higher headcount, salary increases and stock-based compensation expenses, an increase of $1.1 million primarily related to increased preclinical development and manufacturing activities in support of our arginase inhibitors program, and an increase of $0.8 million in clinical trial related expenses in connection with our CB-839 and CB-1158 Phase 1 clinical trials, partially offset by a decrease of $0.2 million related to fees under our licensing arrangements.

General and Administrative

General and administrative expenses increased $1.5 million, or 17%, from $9.1 million for 2015 to $10.6 million for 2016. The increase was due to an increase of $1.2 million in personnel-related costs as a result of higher headcount, salary increases and stock-based compensation expense, $0.3 million due to a one-time severance charge related to a former employee, and an increase of $0.2 million in professional services costs primarily related to legal costs to support our patent portfolio, partially offset by a decrease of $0.2 million for a payment to a third party related to a terminated license arrangement.

Comparison of the Years Ended December 31, 2015 and 2014

	Year Ended
	December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$23,748	$16,367	$7,381	45%
General and administrative	9,071	5,354	3,717	69%
Total operating expenses	32,819	21,721	11,098	51%
Loss from operations	(32,819)	(21,721)	(11,098)	51%
Interest income, net	$175	$9	166	*
Net loss	$(32,644)	$(21,712)	$(10,932)	50%

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

Liquidity and Capital Resources

As of December 31, 2016, we had cash, cash equivalents and investments totaling $51.8 million. Subsequent to December 31, 2016, we received:

•	$45.0 million as an upfront license fee payment pursuant to our global collaboration and license agreement with Incyte;
•	$8.0 million in gross proceeds, $7.9 million in net proceeds after deducting offering expenses, from the sale of our common stock pursuant to our stock purchase agreement with Incyte;
•

$38.0 million in gross proceeds, $36.9 million in net proceeds after deducting underwriters fees and offering expenses, from the sale of our common stock pursuant to our at-the-market offering program with Cowen and Company LLC, or Cowen.

In November 2015 we filed a registration statement on Form S-3 with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock. Up to $50.0 million of the maximum aggregate offering price of $150.0 million may be issued and sold pursuant to an at-the-market offering program, or ATM, for sales of our common stock under a sales agreement with Cowen, which would act as our sales agent and underwriter. As of March 16, 2017, $92.0 million of common stock remains available for issuance, none of which may be issued pursuant to our ATM.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and investments as of December 31, 2016 will be sufficient for us to meet our current operating plan for at least the next twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash used in operating activities	$(31,025)	$(29,933)	$(19,231)
Cash provided by (used in) investing activities	$23,705	$(66,776)	$(486)
Cash provided by financing activities	$11,816	$845	$87,866

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2016 was $31.0 million, consisting of a net loss of $38.0 million, which was offset by non-cash charges $0.9 million for depreciation and amortization expense and $4.3 million for stock-based compensation. The change in our net operating assets and liabilities of $1.8 million was primarily due to the timing of payments for our clinical trial and manufacturing activities.

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

Cash Flows from Investing Activities

Cash provided by investing activities for the year ended December 31, 2016 was $23.7 million and was related to the sale or maturity of investments of $68.7 million, offset by the purchase of investments of $44.6 million and purchase of property and equipment of $0.4 million.

Cash used in investing activities for the year ended December 31, 2015 was $66.8 million and was related to the purchase of investments of $109.1 million and purchase of property and equipment of $0.4 million, offset by the sale or maturity of investments of $42.8 million.

Cash used in investing activities for the year ended December 31, 2014 was $0.5 million and was related the purchase of property and equipment of $0.6 million, offset by the reduction in restricted cash of $70,000.  Purchases of property and equipment were primarily related to leasehold improvements in connection with our office expansion.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2016 was $11.8 million and was from the issuance of common stock through an at-the-market offering program of $11.3 million and from the issuance of common stock upon the exercise of stock options and employee stock plan purchases of $0.5 million.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2016:

	Payments Due By Period
Contractual Obligations:	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(In thousands)
Operating lease obligations (1)	$1,831	$4,316	$4,755	$5,264	$16,166
Less: sublease income (2)	(880)	(2,198)	(187)	-	(3,265)
Total contractual obligations (3)	$951	$2,118	$4,568	$5,264	$12,901

1.

Represents future minimum lease payments under the non-cancelable lease for our headquarters in South San Francisco, California. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

2.	In February 2017, we entered into a non-cancelable sublease agreement for a portion of our facilities, from March 2017 through February 2020.
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

Off-Balance Sheet Arrangements

During 2016, 2015, and 2014 we did not have any off-balance sheet arrangements.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Auditing Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company plans to adopt the new standard effective January 1, 2018 and has not made the decision as to which adoption method it will utilize. The Company’s final determination will depend on the significance of the impact of the new standard on the Company’s financial results. As of December 31, 2016, the Company has not recognized any revenues to date.

In August 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for the Company for the 2016 annual period and with early adoption permitted. The Company adopted ASU 2014-15 effective December 31, 2016.

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

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies and highly rated banks and corporations, subject to certain concentration limits. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. As of December 31, 2016, we had cash, cash equivalents and investments of $51.8 million. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and a 1% change in interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates. We had no outstanding debt as of December 31, 2016.

Item 8.	Financial Statements and Supplementary Data.

CALITHERA BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Calithera Biosciences, Inc.

We have audited the accompanying balance sheets of Calithera Biosciences, Inc. as of December 31, 2016 and 2015, and the related statements of operations, comprehensive loss, convertible preferred stock and stockholder’s equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calithera Biosciences, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 16, 2017

Calithera Biosciences, Inc.

Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$10,601	$6,105
Short-term investments	41,180	63,823
Prepaid expenses and other current assets	1,780	2,567
Total current assets	53,561	72,495
Long-term investments	-	1,997
Restricted cash	46	46
Property and equipment, net	899	931
Other assets	290	281
Total assets	$54,796	$75,750
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$398	$562
Accrued liabilities	4,055	3,271
Total current liabilities	4,453	3,833
Deferred rent	437	129
Total liabilities	4,890	3,962
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 10,000 shares authorized as of December 31, 2016 and 2015; no share issued and outstanding as of December 31, 2016 and 2015	-	-
Common stock, $0.0001 par value, 200,000 shares authorized as of December 31, 2016 and 2015; 21,502 and 18,232 shares issued and outstanding as of December 31, 2016 and 2015, respectively	2	2
Additional paid-in capital	172,419	156,353
Accumulated deficit	(122,502)	(84,498)
Accumulated other comprehensive loss	(13)	(69)
Total stockholders’ equity	49,906	71,788
Total liabilities and stock and stockholders’ equity	$54,796	$75,750

See accompanying notes.

Calithera Biosciences, Inc.

Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Operating expenses:
Research and development	$27,748	$23,748	$16,367
General and administrative	10,586	9,071	5,354
Total operating expenses	38,334	32,819	21,721
Loss from operations	(38,334)	(32,819)	(21,721)
Interest income, net	330	175	9
Net loss	(38,004)	(32,644)	(21,712)
Net loss per share, basic and diluted	$(1.95)	$(1.81)	$(4.67)
Weighted average common shared used to compute net loss per share, basic and diluted	19,486	18,045	4,652

See accompanying notes.

Calithera Biosciences, Inc.

Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(38,004)	$(32,644)	$(21,712)
Other comprehensive gain (loss):
Net unrealized gain (loss) on available-for-sale securities	56	(69)	—
Total comprehensive loss	$(37,948)	$(32,713)	$(21,712)

See accompanying notes.

Calithera Biosciences, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	7,689	$54,282	161	$-	$9,329	$(30,142)	$-	$(20,813)
Issuance of Series D convertible preferred stock for cash at $8.41 per share in July 2014, net of $41 in issuance costs	1,903	15,959	-	-	-	-	-	-
Conversion of preferred stock to common stock upon initial public offering	(9,592)	(70,241)	9,592	1	70,240	-	-	70,241
Issuance of common stock in connection with initial public offering, net of underwriting discounts, commissions and issuance costs	-	-	8,000	1	71,623	-	-	71,624
Issuance of common stock to nonemployees	-	-	21	-	54	-	-	54
Vesting of common stock issued to founders	-	-	1	-	1	-	-	1
Exercise of stock options	-	-	168	-	282	-	-	282
Stock-based compensation expense	-	-	-	-	689	-	-	689
Net loss	-	-	-	-	-	(21,712)		(21,712)
Balance at December 31, 2014	-	-	17,943	2	152,218	(51,854)	-	100,366
Exercise of stock options	-	-	219	-	365	-	-	365
Issuance of common stock per ESPP purchase	-	-	70	-	498	-	-	498
Stock-based compensation expense	-	-	-	-	3,272	-	-	3,272
Net loss	-	-	-	-	-	(32,644)		(32,644)
Unrealized loss on available-for-sale securities	-	-					(69)	(69)
Balance at December 31, 2015	-	-	18,232	2	156,353	(84,498)	(69)	71,788
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	-	-	3,059	-	11,281	-	-	11,281
Exercise of stock options	-	-	99	-	177	-	-	177
Issuance of common stock per ESPP purchase	-	-	112	-	358	-	-	358
Stock-based compensation expense	-	-	-	-	4,250	-	-	4,250
Net loss	-	-	-	-	-	(38,004)	-	(38,004)
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	56	56
Balance at December 31, 2016	-	$-	21,502	$2	$172,419	$(122,502)	$(13)	$49,906

See accompanying notes.

Calithera Biosciences, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities
Net loss	$(38,004)	$(32,644)	$(21,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	297	404	361
Amortization of premiums on investments	590	446	—
Stock-based compensation	4,250	3,272	689
(Gain) Loss on disposal of property and equipment	—	(7)	2
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	787	(673)	(1,544)
Other assets	(9)	(263)	—
Accounts payable	(28)	(131)	543
Accrued liabilities	925	(196)	2,058
Deferred rent, non-current	167	(141)	372
Net cash used in operating activities	(31,025)	(29,933)	(19,231)

Cash Flows From Investing Activities
Purchases of investments	(44,618)	(109,099)	—
Proceeds from the sales or maturity of investments	68,724	42,764	—
Purchase of property and equipment	(401)	(441)	(556)
Change in restricted cash	—	—	70
Net cash provided by (used in) investing activities	23,705	(66,776)	(486)

Cash Flows From Financing Activities
Proceeds from issuance of common stock upon initial public offering, net	—	—	71,625
Proceeds from issuance of common stock through an at-the-market offering, net	11,281	—	—
Proceeds from issuance of convertible preferred stock, net	—	—	15,959
Proceeds from stock option exercises and employee stock plan purchases	535	845	282
Net cash provided by financing activities	11,816	845	87,866

Net increase (decrease) in cash and cash equivalents	4,496	(95,864)	68,149
Cash and cash equivalents at beginning of period	6,105	101,969	33,820
Cash and cash equivalents at end of period	$10,601	$6,105	$101,969

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Unpaid amounts related to property and equipment purchases	$—	$26	$110
Services settled through the issuance of common stock	$—	$—	$55

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

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development activities. The Company has incurred net losses from operations since inception and has an accumulated deficit of $122.5 million as of December 31, 2016. The Company intends to raise additional capital through the issuance of additional equity, and potentially through strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plans. Management believes that the currently available resources will provide sufficient funds to enable the Company to meet its operating plan for at least the twelve month period following the filing of the Company’s financial statement on Form 10-K. However, if the Company’s anticipated operating results are not achieved in future periods, management believes that planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Auditing Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company plans to adopt the new standard effective January 1, 2018 and has not made the decision as to which adoption method it will utilize. The Company’s final determination will depend on the significance of the impact of the new standard on the Company’s financial results. As of December 31, 2016, the Company has not recognized any revenues to date.

In August 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for at least the twelve month period subsequent to the filing of the Company’s financial statements. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for the Company for the 2016 annual period and with early adoption permitted. The Company adopted ASU 2014-15 effective December 31, 2016 and no additional disclosures were required upon adoption.

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$9,354	$-	$-	$9,354
Corporate notes and commercial paper	-	23,314	-	23,314
U.S. treasury securities	-	2,000	-	2,000
U.S. government agency securities	-	16,666	-	16,666
Total financial assets	$9,354	$41,980	$-	$51,334

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$5,548	$-	$-	$5,548
Corporate notes and commercial paper	-	23,151	-	23,151
U.S. treasury securities	-	4,329	-	4,329
U.S. government agency securities	-	38,340	-	38,340
Total financial assets	$5,548	$65,820	$-	$71,368

4. Balance Sheet Components

Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities, and restricted cash consisted of the following (in thousands):

	December 31, 2016				December 31, 2015
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value

Money market funds	$9,354	$—	$—	$9,354	$5,548	$—	$—	$5,548
Corporate notes and commercial paper	23,325	—	(11)	23,314	23,186	—	(35)	23,151
U.S. treasury securities	2,000	—	—	2,000	4,334	—	(5)	4,329
U.S. government agency securities	16,668	1	(3)	16,666	38,369	—	(29)	38,340
	$51,347	$1	$(14)	$51,334	$71,437	$—	$(69)	$71,368
Classified as:
Cash equivalents				$10,108				$5,502
Short-term investments				41,180				63,823
Long-term investments				—				1,997
Restricted cash				46				46
Total cash equivalents and investments				$51,334				$71,368

At December 31, 2016, the remaining contractual maturities of available-for-sale securities was less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.  The Company does not intend to sell the investments that are in an unrealized loss position, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company has also determined that the gross unrealized losses on our marketable securities at December 31, 2016 were temporary in nature. All marketable securities with unrealized losses at December 31, 2016 have been in a loss position for less than twelve months. There were no transfers between Level 1 and Level 2 during the periods presented.  As of December 31, 2016, the Company had a total of $51.8 million in cash, cash equivalents and investments, which included $0.5 million in cash and $51.3 million in cash equivalents and investments.

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2016	2015
Research and development equipment	$1,971	$1,833
Furniture and office equipment	80	75
Computer equipment	331	249
Software	72	46
Leasehold improvements	326	326
Total property and equipment	2,780	2,529
Less: accumulated depreciation and amortization	(1,881)	(1,598)
Property and equipment, net	$899	$931

Property and equipment depreciation and amortization expense for the years ended December 31, 2016, 2015, and

2014 was $297,000, $404,000 and $361,000, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Accrued bonus and payroll expenses	$2,471	$1,696
Accrued professional and consulting services	202	153
Accrued clinical and manufacturing expenses	1,208	921
Accrued preclinical and research expenses	91	194
Other	83	307
Total accrued liabilities	$4,055	$3,271

5. Commitments and Contingencies

Facilities

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

In March 2016, the Company entered into an addendum to its non-cancelable facility lease agreement in South San Francisco, California for an additional 24,900 of office and laboratory space and to extend the lease term through January 2024. The lease has a two-year renewal option prior to expiration. In addition, the addendum to the lease provides for an additional tenant improvement allowance of up to $269,900, none of which has been utilized as of December 31, 2016.  Pursuant to the lease, as amended, in February 2017 the Company increased the amount of its existing letter of credit from $46,000 to $440,000 as a security deposit to the lease.  The lease has rent escalation clauses through the lease term. The Company recognizes rent expense on a straight-line basis over the non-cancelable term of the lease.

Future aggregate minimum lease payments under the non-cancelable operating leases, as amended, are as follows (in thousands):

Year ending December 31:
2017	$1,831
2018	2,056
2019	2,260
2020	2,342
2021	2,413
Thereafter	5,264
Total	$16,166

In September 2014, the Company entered into a non-cancelable sublease agreement for a portion of its facilities, through July 2016.   In February 2017, the Company entered into a non-cancelable sublease agreement for a portion of its facilities, commencing on March 2017 through February 2020.  Future annual minimum sublease proceeds as of December 31, 2016 (in thousands) are as follows:

Year ending December 31:
2017	$880
2018	1,083
2019	1,115
2020	187
Total	$3,265

Expenses and income associated with the Company’s operating leases were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Rent expense	$1,861	$1,365	$1,309
Sublease income	(234)	(243)	(73)

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

Other Matters

In October 2014, the Company received an invoice of approximately $1.3 million relating to a contingent amount associated with a terminated license agreement, incurred as a result of the closing of its IPO in October 2014. In June 2015, the Company agreed to make a payment of $0.2 million to the third party, which was recorded in general and administrative expense in the statement of operations.  As of December 31, 2016, there were no further obligations related to this matter.

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

Immediately prior to the completion of the Company’s initial public offering (“IPO”) in October 2014, all of the outstanding shares of convertible preferred stock automatically converted into 9,592,042 shares of common stock on a one-to-one basis.

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

At the closing of the IPO, 9,592,042 shares of outstanding convertible preferred stock were automatically converted into 9,592,042 shares of common stock with the related carrying value of $70.2 million reclassified to common stock and additional paid-in capital. In connection with the IPO, the Company amended and restated its Amended and Restated Certificate of Incorporation to change the authorized capital stock to 200,000,000 shares designated as common stock and 10,000,000 shares designated as preferred stock, all with a par value of $0.0001 per share. There were no shares of preferred stock outstanding at December 31, 2016 and 2015.

Restricted Stock

In March 2010, the Company entered into a restricted stock purchase agreement with two founders of the Company. The individuals purchased a total of 17,416 shares of common stock for a total purchase price of $836. These agreements contain a repurchase option that gives the Company an irrevocable option for a period of ninety days after the individual’s employment is terminated either voluntarily or involuntarily to repurchase the unvested restricted stock at a price that is the lower of the original price per share paid by the founder for such stock or the fair value as of the date of such repurchase. The restricted stock vested and the repurchase option lapsed over 48 months measured from the date that the first share of Series A was issued, which was June 17, 2010. As of December 31, 2016, none of these shares remained subject to repurchase.

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

During the year ended December 31, 2016, the Company sold an aggregate of 3,059,009 shares of common stock pursuant to the ATM program, at an average price of approximately $3.94 per share for gross proceeds of $12.0 million, resulting in net proceeds of $11.3 million after deducting underwriting fees and offering expenses.  As of December 31, 2016, $38.0 million of common stock remained available for sale under the ATM program.

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

As of December 31, 2016, approximately 776,000 shares of common stock are subject to options outstanding under the 2010 Plan.

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

As of December 31, 2016, approximately 2.4 million shares of common stock were reserved for issuance under the 2014 Plan and there were no shares of common stock are available for future grant. The Company issues new shares upon the exercise of options.

The following summarizes option activity (in thousands, except price per option data):

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price per Option	Aggregate Value Intrinsic
Outstanding — December 31, 2015	1,665	$8.80
Options granted	1,928	$4.04
Options exercised	(99)	$1.79
Options cancelled	(266)	$2.87
Outstanding — December 31, 2016	3,228	$6.41	$542
Exercisable — December 31, 2016	899	$8.16	$397
Vested and expected to vest — December 31, 2016	3,130	$6.45	$540

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock of $3.25 per share as of December 31, 2016.

The weighted-average fair value per share of employee options granted during the years ended December 31, 2016, 2015 and 2014 were $2.85, $11.47 and $4.90, respectively. The total fair value of options that vested during the years ended December 31, 2016, 2015 and 2014 was $4.7 million, $1.1 million and $582,000, respectively. The aggregate intrinsic value of options exercised was $0.2 million, $1.2 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the weighted-average remaining contractual life was 8.46 years and 6.92 years for exercisable options and vested and expected to vest options, respectively.

Stock-Based Compensation Expense

Total stock-based compensation recognized related to the 2010 Plan and 2014 Plan was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development	$1,570	$1,147	$275
General and administrative	2,202	1,703	345
Total stock-based compensation	$3,772	$2,850	$620

As of December 31, 2016, the total unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $8.5 million, which the Company expects to recognize over an estimated weighted average period of 2.79 years.

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

The fair value of stock option awards was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2016	2015	2014
Expected term	5.3 - 6.1 years	5.3 - 6.1 years	5.9 - 6.6 years
Volatility	73.6% - 91.3%	74.8% - 89.7%	78.6 - 97.7%
Risk-free interest rate	1.16% - 2.18%	1.53% - 1.71%	0.9% - 2.3%
Expected dividend rate	—%	—%	—%

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

The ESPP allows eligible employees to purchase shares of the Company's common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to certain plan limitations. The ESPP provides for 24-month offering periods with four 6-month purchase periods, and at the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the last day of the purchase period. As of December 31, 2016, 181,757 shares of common stock have been issued to employees participating in the ESPP and 369,875 shares were available for issuance under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such stock-based compensation expense has been recorded for the year ended December 31, 2016.

Total stock-based compensation expense recognized related to the ESPP was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014

Research and development	$312	$258	$41
General and administrative	166	164	28
Total stock based compensation	$478	$422	$69

The Company used the following assumptions to estimate the fair value of stock offered under the ESPP for the years ended December 31, 2016 and 2015:

Year Ended December 31,
	2016	2015
Expected term	0.08 years to 2.07 years	0.28 years to 1.83 years
Volatility	70.3% - 98.8%	59.9% - 78.3%
Risk-free interest rate	0.30%-1.02%	0.02% - 0.50%
Expected dividend rate	—%	—%

8. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2016, 2015, and 2014. The Company has incurred net operating losses for all the periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements.

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	—	—	5.8
Federal and state tax credits	2.1	2.1	1.1
Other permanent differences	(1.9)	(1.9)	—
Change in valuation allowance	(34.2)	(34.2)	(40.9)
	0%	0%	0%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$39,791	$28,871
Tax credits	2,986	2,193
Accrued liabilities	1,056	754
Stock based compensation	1,280	536
Other	676	509
Gross deferred tax assets	45,789	32,863
Valuation allowance	(45,789)	(32,863)
Net deferred tax assets	$-	$-

Due to the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance as of December 31, 2016 and 2015. The valuation allowance increased by $12.9 million and $11.1 million during the years ended December 31, 2016 and 2015, respectively. ASC Topic 740 requires that the tax benefit of deductible temporary differences of carryforwards be recorded as a deferred tax assets to the extent that management assesses that realization is "more likely than not." Future realization of the tax benefit ultimately depends on the existence of sufficient taxable income within the carryback or carryforward period available under the tax law. The Company has set up the valuation allowance against the federal and state deferred tax assets because based on all available evidence, these deferred tax assets are not more likely than not to be realizable.

As of December 31, 2016, the Company had approximately $108.8 million and $48.0 million, respectively, of federal and state operating loss carryforwards available to reduce future taxable income that will begin to expire in 2030 for federal and state tax purposes.

As of December 31, 2016, the Company also had research and development tax credit carryforwards of approximately $3.4 million and $2.5 million, respectively, for federal and state purposes available to offset future taxable income tax. If not utilized, the federal carryforwards will expire in various amounts beginning in 2030, and the state credits can be carried forward indefinitely.

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

Uncertain Tax Positions

As of December 31, 2016, the Company’s total unrecognized tax benefit was $2.3 million, of which none of the tax benefit, if recognized, would affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets.  A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$1,714	$1,194	$773
Additions based on tax positions related to prior year	5	-	-
Additions based on tax positions related to current year	607	520	421
Balance at end of year	$2,326	$1,714	$1,194

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

	December 31,
	2016	2015	2014
Options to purchase common stock	3,228	1,665	1,211
Employee stock plan purchases	19	11	—
Total	3,247	1,676	1,211

10. Licensing Agreements

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division, or Symbioscience, under which the Company has been granted the exclusive, worldwide license rights to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare (the “Symbioscience License Agreement”). Under the terms of the Symbioscience License Agreement, the Company paid Symbioscience an upfront license fee of $0.3 million, which was recorded as research and development expense in 2014.  For the years ended December 31, 2016 and 2015, the Company recognized expense related to its licensing arrangement with Symbioscience of $0.6 million and $0.2 million, respectively, which was recorded in research and development expense in the statement of operations.

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

TransTech License Agreement

In March 2015, the Company entered into a License and Research agreement with High Point Pharmaceuticals, LLC and TransTech Pharma LLC, or collectively TransTech, under which the Company obtained an exclusive, worldwide license to develop and commercialize TransTech’s hexokinase II inhibitors (the “TransTech License Agreement”).  Under the terms of the TransTech License Agreement, the Company paid TransTech an initial license fee of $0.6 million, which was recorded in research and development expense in 2015. For the year ended December 31, 2015, the Company recognized expense related to its licensing arrangement with TransTech of $0.6 million in research and development expense in the statement of operations. There were no expenses recorded for the year ended December 31, 2016.

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

11. Selected Quarterly Financial Data (Unaudited)

Selected quarterly results from operations for the years ended December 31, 2016 and 2015 are as follows (in thousands, except per share amounts):

	2016 Quarter End
	March 31,	June 30,	September 30,	December 31,
Operating expenses	$9,657	$10,441	$8,632	$9,604
Net loss	(9,582)	(10,358)	(8,544)	(9,520)
Basic and diluted net loss per common share	$(0.52)	$(0.55)	$(0.44)	$(0.45)

	2015 Quarter End
	March 31,	June 30,	September 30,	December 31,
Operating expenses	$7,867	$7,874	$8,950	8,128
Net loss	(7,858)	(7,818)	(8,900)	(8,068)
Basic and diluted net loss per common share	$(0.44)	$(0.44)	$(0.49)	$(0.44)

12. Subsequent Events

Incyte Collaboration and License Agreement and Stock Purchase Agreement

On January 27, 2017, the Company entered into a collaboration and license agreement with Incyte Corporation (the “Incyte Collaboration Agreement”).  Under the terms of the Incyte Collaboration Agreement, the Company granted Incyte an exclusive, worldwide license to develop and commercialize its small molecule arginase inhibitors for hematology and oncology indications. The parties will collaborate on and co-fund the development of the licensed products, with Incyte bearing 70% and the Company bearing 30% of global development costs. The parties will share profits and losses in the U.S., with 60% to Incyte and 40% to the Company. The Company will have the right to co-detail the licensed products in the U.S, and Incyte will pay the Company tiered royalties ranging from the low to mid-double digits on net sales of licensed products outside the U.S. The Company may opt out of its co-funding obligation, in which case the U.S. profit sharing will no longer be in effect, and Incyte will pay the Company tiered royalties ranging from the low to mid-double digits on net sales of licensed products both in the U.S. and outside the U.S., and additional royalties to reimburse the Company for previously incurred development costs.

Incyte paid the Company an upfront license fee of $45.0 million and may pay potential development, regulatory and sales milestone payments of over $430.0 million if the profit share is in effect, or $750.0 million if the profit share terminates.  The upfront license fee was received in the first quarter of 2017.

In addition, on January 27, 2017, the Company entered into a stock purchase agreement with Incyte for the purchase of 1,720,430 shares of the Company’s common stock, par value $0.0001 per share at a price of $4.65 per share, resulting in gross proceeds of approximately $8.0 million and net proceeds of $7.9 million, after deducting offering expenses. The closing of the sale and issuance of the shares occurred on January 30, 2017.

At-the-Market Offering

Subsequent to the year ended December 31, 2016, the Company sold an aggregate of 4,188,679 shares of common stock pursuant to the ATM program, at an average price of approximately $9.06 per share for gross proceeds of $38.0 million, resulting in net proceeds of $36.9 million after deducting underwriting fees and offering expenses.  As of March 16, 2017, the ATM program was fully utilized.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, management, with the participation of our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that, as of December 31, 2016, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2017 Annual Meeting of Stockholders or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our year ended December 31, 2016, under the headings “Executive Officers,” “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Calithera Biosciences, Inc.

Date: March 16, 2017	By:	/s/ Susan M. Molineaux
Susan M. Molineaux, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Susan M. Molineaux and Stephanie Wong, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Susan M. Molineaux	President, Chief Executive Officer and Director	March 16, 2017
Susan M. Molineaux, Ph.D.	(Principal Executive Officer and Principal Financial Officer)

/s/ Stephanie Wong	Vice President, Finance and Secretary	March 16, 2017
Stephanie Wong	(Principal Accounting Officer)

/s/ Sunil Agarwal	Director	March 16, 2017
Sunil Agarwal, M.D.

/s/ Jonathan G. Drachman	Director	March 16, 2017
Jonathan G. Drachman, M.D.

/s/ Jean M. George	Director	March 16, 2017
Jean M. George

/s/ Suzy Jones	Director	March 16, 2017
Suzy Jones

/s/ Deepa R. Pakianathan	Director	March 16, 2017
Deepa R. Pakianathan, Ph.D.

/s/ H. Ward Wolff	Director	March 16, 2017
H. Ward Wolff

Exhibit Index

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36644	3.1	10/07/2014

3.2	Amended and Restated Bylaws of the Registrant	S-1	333-198355	3.4	9/19/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of common stock certificate of the Registrant.	S-1	333-198355	4.1	9/25/2014

10.1	Amended and Restated Investor Rights Agreement, among the Registrant and certain of its security holders, dated October 7, 2013, as amended.	S-1	333-198355	10.1	8/25/2014

10.2	2014 Equity Incentive Plan.	S-1	333-198355	10.4	9/25/2014

10.3	Form of Stock Option Grant Notice (2014 Equity Incentive Plan).	S-1	333-198355	10.5	9/25/2014

10.4	2014 Employee Stock Purchase Plan.	S-1	333-198355	10.6	9/25/2014

10.5	Employment Agreement between the Registrant and Susan Molineaux, dated June 1, 2010, as amended.	S-1	333-198355	10.7	8/25/2014

10.6	Offer Letter between the Registrant and William Waddill, dated March 10, 2014.	S-1	333-198355	10.8	8/25/2014

10.7	Employment Agreement between the Registrant and Mark Bennett, dated June 1, 2010.	S-1	333-198355	10.9	8/25/2014

10.8	Employment Agreement between the Registrant and Eric Sjogren, dated June 1, 2010.	S-1	333-198355	10.10	8/25/2014

10.9	Employment Agreement between the Registrant and Christopher Molineaux, dated April 8, 2013.	S-1	333-198355	10.11	8/25/2014

10.10	Offer Letter between the Registrant and Curtis Hecht, dated March 28, 2014.	S-1	333-198355	10.12	8/25/2014

10.11	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-198355	10.13	9/19/2014

10.14	Lease between Are-Technology Center SSF, LLC and the Registrant, dated February 14, 2013.	S-1	333-198355	10.14	8/25/2014

10.15	Amendment to lease between Are-Technology Center SSF, LLC and the Registrant, dated October 30, 2013.	S-1	333-198355	10.15	8/25/2014

10.16†	Collaboration and License Agreement by and between the Registrant and Mars, Inc., dated December 9, 2014.	10-K	001-36644	10.16	3/27/2015

10.17†	License and Research Agreement by and between Calithera Biosciences, Inc., High Point Pharmaceuticals, LLC and TransTech Pharma LLC, dated as of March 5, 2015.	10-Q	001-36644	10.17	5/11/2015

10.18	Second Amendment to Lease Agreement by and between ARE-Technology Center SSF, LLC and Calithera Biosciences, Inc., effective March 1, 2016.	10-Q	001-36644	10.18	5/10/2016

10.19	Separation Agreement between Calithera Biosciences Inc. and William D. Waddill dated December 31, 2016.

10.20	Letter Agreement Regarding Severance Benefits and Accelerated Vesting of Equity Awards between Calithera Biosciences, Inc. and Francesco Parlati, dated December 7, 2016.

10.21	Letter Agreement Regarding Severance Benefits and Accelerated Vesting of Equity Awards between Calithera Biosciences, Inc. and Stephanie Wong, dated December 7, 2016.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10- K).

31.1	Certifications of Principal Executive and Financial Officer pursuant to Rule 13a-14(a).

32.1*

Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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