Form 10-Q
period 2017-03-31
Calithera Biosciences, Inc.
filed 2017-05-09
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2017, the registrant had 35,294,575 shares of common stock, $0.0001 par value per share, outstanding.

Calithera Biosciences, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2017

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Calithera Biosciences, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$89,072	$10,601
Short-term investments	66,255	41,180
Receivable from collaboration	13,550	—
Prepaid expenses and other current assets	1,805	1,780
Total current assets	170,682	53,561
Long-term investments	51,743	—
Restricted cash	440	46
Property and equipment, net	913	899
Other assets	130	290
Total assets	$223,908	$54,796
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$600	$398
Accrued liabilities	4,227	4,055
Current portion of deferred revenue	29,017	—
Total current liabilities	33,844	4,453
Deferred revenue, less current portion	23,790	—
Deferred rent	543	437
Total liabilities	58,177	4,890
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 200,000 shares authorized as of March 31, 2017 and December 31, 2016; 35,290 and 21,502 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	4	2
Additional paid-in capital	293,852	172,419
Accumulated deficit	(128,094)	(122,502)
Accumulated other comprehensive loss	(31)	(13)
Total stockholders’ equity	165,731	49,906
Total liabilities and stock and stockholders’ equity	$223,908	$54,796

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue:
Collaboration revenue	$4,192	$—
Total revenue	4,192	—
Operating expenses:
Research and development	6,640	7,066
General and administrative	3,308	2,591
Total operating expenses	9,948	9,657
Loss from operations	(5,756)	(9,657)
Interest income, net	169	75
Net loss	$(5,587)	$(9,582)
Net loss per share, basic and diluted	$(0.22)	$(0.52)
Weighted average common shares used to compute net loss per share, basic and diluted	25,279	18,389

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(5,587)	$(9,582)
Other comprehensive gain (loss):
Net unrealized gain (loss) on available-for-sale securities	(18)	73
Total comprehensive loss	$(5,605)	$(9,509)

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(5,587)	$(9,582)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	80	85
Amortization of premiums on investments	79	175
Stock-based compensation	1,149	1,027
Changes in operating assets and liabilities:
Receivable from collaboration	(13,550)	—
Prepaid expenses and other current assets	(25)	221
Other assets	161	—
Accounts payable	180	488
Accrued liabilities	(149)	(14)
Deferred revenue	52,807	—
Deferred rent, non-current	106	(6)
Net cash provided by (used in) operating activities	35,251	(7,606)

Cash Flows From Investing Activities
Purchases of investments	(94,015)	(12,486)
Proceeds from sale or maturity of investments	17,100	22,075
Purchase of property and equipment	(50)	(165)
Change in restricted cash	(394)	—
Net cash provided by (used in) investing activities	(77,359)	9,424

Cash Flows From Financing Activities
Proceeds from issuance of common stock upon public offering, net	75,673	—
Proceeds from issuance of common stock under stock purchase agreement, net	7,914	—
Proceeds from issuance of common stock through an at-the-market offering, net	36,918	4,236
Proceeds from stock option exercises and employee stock plan purchases	74	7
Net cash provided by financing activities	120,579	4,243

Net increase in cash and cash equivalents	78,471	6,061
Cash and cash equivalents at beginning of period	10,601	6,105
Cash and cash equivalents at end of period	$89,072	$12,166

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Unpaid amounts related to property and equipment purchases	$45	$—
Unpaid amounts related stock issuance costs	$298	$—

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim condensed balance sheet as of March 31, 2017, and the statements of operations, comprehensive loss, and cash flows for the three months ended March 31, 2017 and 2016 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed financial statements included in this report. The financial data and the other information disclosed in these notes to the financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other future annual or interim period. The balance sheet as of December 31, 2016 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

Use of Estimates

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accrued liabilities, revenue recognition, fair value of marketable securities, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents which consist primarily of amounts invested in money market accounts, are stated at fair value.

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

Concentrations of Credit Risk

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

All of the Company’s receivable from collaboration and collaboration revenue are derived from its collaboration and license agreement with Incyte Corporation (Incyte) as described in Note 10 Collaboration and Licensing Agreements - Incyte Collaboration and License Agreement.

Revenue Recognition

The Company recognizes revenue from collaboration, license or research arrangements when persuasive evidence of an arrangement exists; transfer of technology has been completed, services are performed or products have been delivered; the fee is fixed or determinable; and collection is reasonably assured. For arrangements with multiple deliverables, the Company evaluates each deliverable to determine whether it qualifies as a separate unit of accounting. This determination is based on whether the deliverable has stand-alone value to the customer. If the Company determines that the deliverables do not have stand-alone value then all such deliverables are combined into one or more units of accounting, with consideration given to whether one deliverable is considered the predominant deliverable under the arrangement.

The selling price used for each unit of accounting will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific nor third-party evidence is available. Management may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and in estimating the selling prices of identified units of accounting for new agreements. Where multiple deliverables are combined as a single unit of accounting, revenues are recognized based on the performance requirements of the related agreement. For a combined unit of accounting, non-refundable upfront payments are recognized in a manner consistent with the final deliverable, which has generally been ratably over the estimated period of continued involvement. Management periodically reviews the basis for its estimates, and it may change the estimates if circumstances change. These changes can significantly change the timing of revenue recognized. Amounts received in advance of performance are recorded as deferred revenue. Upfront payments are classified as collaboration revenue in the Company’s statements of operations.

The Company has not made a policy election to use the milestone method of accounting. Instead, the Company will account for milestone payments over the remaining period of performance for the combined unit of account. Therefore, the development and commercial milestones, if and when achieved, will be recorded as revenue over the period of performance for the combined unit of account. If there are no remaining performance obligations, milestone payments will be recognized when the event is achieved and the applicable revenue criteria are met.

Accrued Research and Development Costs

The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and includes these costs in accrued liabilities in the balance sheets and within research and development expense in the statements of operations. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed, number of patients enrolled, and the rate of patient enrollments may vary from the Company’s estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new standard on revenue from contracts with customers, Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to delay the effective date of the new standard by one year. The standard would become effective for the Company beginning in the first quarter of 2018. Early application would be permitted in 2017. Entities would have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. In 2016, the FASB updated the guidance for reporting revenue gross versus net to improve the implementation guidance on principal versus agent considerations, and for identifying performance obligations and the accounting of intellectual property licenses. In addition, the FASB introduced practical expedients and made narrow scope improvements to the new accounting guidance.

The Company currently plans to adopt the accounting standard update on January 1, 2018 and has not determined which adoption method it will utilize. The Company is currently at the early stages of analyzing its collaboration and license agreement with Incyte to determine the differences in the accounting treatment under ASU 2014-09 compared to the current accounting treatment. The consideration the Company is eligible to receive under this agreement includes upfront payments, research and development funding, milestone payments, and royalties. The new revenue recognition standard differs from the current accounting standard in many respects, such as in the accounting for variable consideration and the measurement of progress toward completion of performance obligations. While the Company has not completed an assessment of the impact of adoption, the adoption of ASU 2014-09 may have a material effect on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which is aimed at making leasing activities more transparent, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU is effective for all interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on the financial statements. The Company plans to adopt the new standard effective January 1, 2019.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company adopted ASU No. 2016-09 on January 1, 2017 following the modified retrospective approach. Under this guidance, on a prospective basis, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (APIC). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. In addition, the guidance eliminates the requirement that excess tax benefits be realized before companies can recognize them. The ASU requires a cumulative-effect adjustment for previously unrecognized excess tax benefits in opening retained earnings in the annual period of adoption. As of January 1, 2017, the Company had no previously unrecognized excess tax benefits. Additionally, as provided for under this new guidance, the Company elected to account for forfeitures as they occur. The impact upon adoption of this election was a $5,000 cumulative-effect adjustment, which was recorded to accumulated deficit in the statement of stockholders’ equity.

3. Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Financial instruments include cash and cash equivalents, short-term investments, receivable from collaboration, accounts payable, accrued liabilities and the current portion of deferred revenue that approximate fair value due to their relatively short maturities.

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$16,592	$—	$—	$16,592
Corporate notes and commercial paper	—	97,214	—	97,214
U.S. treasury securities	—	35,145	—	35,145
U.S. government agency securities	—	58,060	—	58,060
Total financial assets	$16,592	$190,419	$—	$207,011

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$9,354	$—	$—	$9,354
Corporate notes and commercial paper	—	23,314	—	23,314
U.S. treasury securities	—	2,000	—	2,000
U.S. government agency securities	—	16,666	—	16,666
Total financial assets	$9,354	$41,980	—	$51,334

4. Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities and restricted cash, consisted of the following (in thousands):

	March 31, 2017				December 31, 2016
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value

Money market funds	$16,592	$—	$—	$16,592	$9,354	$—	$—	$9,354
Corporate notes and commercial paper	97,231	2	(19)	97,214	23,325	—	(11)	23,314
U.S. treasury securities	35,146	2	(3)	35,145	2,000	—	—	2,000
U.S. government agency securities	58,073	4	(17)	58,060	16,668	1	(3)	16,666
	$207,042	$8	$(39)	$207,011	$51,347	$1	$(14)	$51,334
Classified as:
Cash equivalents				$88,573				$10,108
Short-term investments				66,255				41,180
Long-term investments				51,743				—
Restricted cash				440				46
Total				$207,011				$51,334

At March 31, 2017, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of March 31, 2017, the Company had a total of $207.1 million in cash, cash equivalents, and investments, which includes $0.5 million in cash and $206.6 million in cash equivalents and investments.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued bonus and payroll expenses	$1,277	$2,471
Accrued professional and consulting services	545	202
Accrued clinical and manufacturing expenses	2,236	1,208
Accrued preclinical and research expenses	42	91
Other	127	83
Total accrued liabilities	$4,227	$4,055

6. Sublease Agreement

In February 2017, the Company entered into a non-cancelable sublease agreement for a portion of its facilities, commencing March 2017 through February 2020. Future annual minimum sublease proceeds related to this agreement as of March 31, 2017 (in thousands) are as follows:

Year ending December 31:
2017	$792
2018	1,083
2019	1,115
2020	187
Total	$3,177

7.  Stockholders’ Equity

Public Offering

In March 2017, the Company entered into an underwriting agreement with Leerink Partners LLC, as representative of several underwriters named therein (collectively, the “Underwriters”), pursuant to which the Company issued and sold 7,854,500 shares of common stock, including 1,024,500 shares sold pursuant to the Underwriters’ exercise in full of their option to purchase additional shares. The price to the public in the offering was $10.25 per share, and the Underwriters purchased the shares from the Company at a price of $9.635 per share. The net proceeds to the Company from this public offering were approximately $75.4 million, after deducting underwriting discounts and commissions and other offering expenses. As of March 31, 2017, $0.3 million of offering expenses are included in accrued liabilities on the balance sheet.

Incyte Stock Purchase Agreement

In January 2017, the Company entered into a stock purchase agreement with Incyte, pursuant to which the Company issued and sold 1,720,430 shares of common stock, at a price of $4.65 per share to Incyte, resulting in net proceeds of approximately $7.9 million, after deducting offering expenses.

At-the-Market Offering

In November 2015, the Company entered into a sales agreement with Cowen and Company LLC (“Cowen”), as sales agent and underwriter, pursuant to which the Company could issue and sell shares of its common stock with an aggregate maximum offering price of $50.0 million under an at-the-market (“ATM”) offering program. The Company paid Cowen up to 3% of gross proceeds for the common stock sold through the sales agreement.

During the three months ended March 31, 2017, the Company sold an aggregate of 4,188,679 shares of common stock pursuant to the ATM program, at an average price of approximately $9.06 per share for gross proceeds of $38.0 million, resulting in net proceeds of $36.9 million after deducting underwriting fees and offering expenses. As of March 31, 2017, the Company had sold all available shares under the ATM program.

8. Stock Based Compensation

A summary of stock option activity is as follows (in thousands, except weighted-average exercise price and contractual term amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Value Intrinsic
Outstanding — December 31, 2016	3,228	$6.41
Options granted	25	$8.43
Options exercised	(25)	$2.99
Options cancelled	(16)	$4.51
Outstanding — March 31, 2017	3,212	$6.47	8.25	$19,434
Exercisable — March 31, 2017	1,192	$7.63	7.13	$6,343
Vested and expected to vest — March 31, 2017	3,212	$6.47	8.25	$19,434

Total stock-based compensation expense related to the Company’s 2010 Equity Incentive Plan, 2014 Equity Incentive Plan and the 2014 Employee Stock Purchase Plan was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$605	$437
General and administrative	544	590
Total stock-based compensation	$1,149	$1,027

9. Net Loss per Share

Since the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be anti-dilutive were as follows (in thousands):

	March 31,
	2017	2016
Options to purchase common stock	3,212	2,445
Employee stock plan purchases	60	30
Total	3,272	2,475

10. Collaboration and Licensing Agreements

Incyte Collaboration and License Agreement

On January 27, 2017, the Company entered into a collaboration and license agreement with Incyte (the “Incyte Collaboration Agreement”). Under the terms of the Incyte Collaboration Agreement, the Company granted Incyte an exclusive, worldwide license to develop and commercialize its small molecule arginase inhibitors for hematology and oncology indications. The parties will collaborate on and co-fund the development of the licensed products, with Incyte bearing 70% and the Company bearing 30% of global development costs. The parties will share profits and losses in the United States, with 60% to Incyte and 40% to the Company. The Company will have the right to co-detail the licensed products in the United States, and Incyte will pay the Company tiered royalties ranging from the low to mid-double digits on net sales of licensed products outside the United States. The Company may opt out of its co-funding obligation, in which case the United States profit sharing will no longer be in effect, and Incyte will pay the Company tiered royalties ranging from the low to mid-double digits on net sales of licensed products both in the United States and outside the United States, and additional royalties to reimburse the Company for previously incurred development costs.

Under the Incyte Collaboration Agreement, the Company received an upfront payment of $45.0 million in February 2017. In March 2017, the Company achieved a development milestone of $12.0 million, which the Company received payment in May of 2017. The Company is also eligible to receive up to an additional $418.0 million in potential development, regulatory and sales milestones. Incyte and the Company will share in any future United States net profits and losses, with the Company bearing 40% and Incyte bearing 60%, respectively, and outside the United States the Company will be eligible to receive from Incyte tiered royalties, with rates in the low to mid-teens of sales.

The Incyte Collaboration Agreement also provides that the Company may choose to opt out of its co-funding obligations at any time. In this scenario, the potential development, regulatory and commercialization milestones from Incyte will be up to an additional $738.0 million. The Company would no longer be eligible to receive future United States profits and losses but would be eligible to receive tiered royalty payments on future global sales, including United States sales. In addition, if the Company opts out, the Company will receive an incremental 3% royalty on annual net sales in the United States of such licensed product until such incremental royalty equals 120% of previous development expenditures incurred by the Company.

The upfront payment of $45.0 million will be recognized over the estimated period of performance under the Incyte Collaboration Agreement, which approximates two years, ending January 2019. The deliverables under the Incyte Collaboration Agreement consist of intellectual property licenses and the performance of certain manufacturing and manufacturing technology transfer services. The Company considered the provisions of the revenue recognition multiple-element arrangement guidance and concluded that the delivered licenses do not have stand-alone value, and the rights conveyed to Incyte do not permit Incyte to perform all efforts necessary to use the Company’s technology to bring the compound through development and, upon regulatory approval, commercialization of the compound, without the associated manufacturing and technology transfer services. Accordingly, the Company combined these deliverables and allocated the upfront consideration of $45.0 million to the combined unit of accounting. In the first quarter of 2017, the Company earned a $12.0 million developmental milestone payment from Incyte, which is being recognized as revenue over the remaining period of performance for the combined unit of accounting.

Net costs associated with co-development activities performed under the agreement are included in research and development expenses in the accompanying statements of operations, with any reimbursement of costs by Incyte reflected as a reduction of such expenses.

For the three months ended March 31, 2017, the Company recognized revenue from its collaboration with Incyte totaling $4.2 million related to amortization of the $45.0 million upfront fee and the $12.0 million milestone. The remaining balance of $52.8 million is included in deferred revenue at March 31, 2017. For the three months ended March 31, 2017, net costs reimbursable by Incyte were $1.6 million, which was recorded as a reduction of research and development expenses in the statement of operations. As of March 31, 2017, the receivable due from Incyte was $13.6 million.

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division, or Symbioscience, under which the Company has been granted the exclusive, worldwide license to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare (“Symbioscience License Agreement”). Under the terms of the Symbioscience License Agreement, the Company paid Symbioscience an upfront license fee of $0.3 million, which was recorded in research and development expense in 2014. For the three months ended March 31, 2016, the Company made a milestone payment of $0.2 million which was recorded in research and development expenses in the statement of operations. There were no expenses related to its licensing arrangement with Mars Symbioscience recorded in the three months ended March 31, 2017.

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

vTv License Agreement

In March 2015, the Company entered into a License and Research agreement with High Point Pharmaceuticals, LLC and TransTech Pharma LLC, or collectively TransTech, under which the Company obtained an exclusive, worldwide license to develop and commercialize TransTech’s hexokinase II inhibitors (“vTv License Agreement”).  The agreement was subsequently assigned by TransTech to its parent company, vTv Therapeutics LLC (“vTv”).  Under the terms of the vTv License Agreement, the Company paid an initial license fee of $0.6 million, which was recorded in research and development expense in 2015. There were no expenses recorded for the three months ended March 31, 2017 and 2016.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a clinical-stage pharmaceutical company focused on discovering and developing novel small molecule oncology drugs directed against tumor and immune cell targets that control key metabolic pathways in the tumor microenvironment. Tumor metabolism and immuno-oncology (I-O) have emerged as promising new fields for cancer drug discovery, and recent clinical successes with therapeutic agents in each field have demonstrated the potential to create fundamentally new therapies for cancer patients. We are developing agents that take advantage of the unique metabolic requirements of tumor cells and cancer-fighting immune cells such as cytotoxic T-cells. Our lead product candidate, CB-839, is an internally discovered, first-in-class oral inhibitor of glutaminase, a critical enzyme in tumor cells. We are currently evaluating CB‑839 in multiple Phase 1/2 clinical trials in solid tumors. CB-839 administered as a single agent has resulted in clinical responses in renal cell cancer and acute myeloid leukemia and clinical benefit in several other tumor types. We are currently enrolling patients in a series of combination Phase 1/2 cohorts in specific solid tumor types, and are planning to begin Phase 2 trials in renal cell carcinoma, or RCC, and triple negative breast cancer, or TNBC, in 2017. Our second product candidate, CB‑1158, is a first-in-class oral inhibitor of arginase, an enzyme that depletes the amino acid arginine, a key metabolic nutrient for T‑cells, and is being co-developed with Incyte Corporation, or Incyte, for hematology and oncology indications. CB-1158 is currently being tested in a Phase 1 clinical trial in patients with solid tumors. We also have ongoing research efforts that are focused on discovering additional product candidates against novel tumor metabolism and immunology targets.

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

CB-839 may also have the potential to work in combination with immuno-oncology therapeutics. Inhibition of glutaminase results in accumulation of glutamine, the substrate of glutaminase, in tumors. Glutamine, which is frequently depleted in the tumor microenvironment due to avid uptake by tumor cells, has been shown to be an important nutrient for T-cell proliferation. Administration of CB-839 to tumor-bearing animals substantially enhances the anti-tumor activity of checkpoint inhibitors, potentially by restoring the levels of glutamine in the tumor microenvironment and thereby enabling T-cells to proliferate. Checkpoint inhibitors, including the approved agents nivolumab (marketed as Opdivo) and pembrolizumab (marketed as Keytruda), are a class of immuno-oncology agents directed against programmed death protein-1 (PD-1) or programmed death ligand-1 (PD-L1) that promote the activation and tumor-killing properties of the patient’s own immune cells, such as cytotoxic T-cells. CB-839 could potentially have multiple mechanisms of action in the treatment of cancer first by starving the tumor cell, and second by facilitating the activation of T-cells in the nutrient-deprived tumor microenvironment.

Our second product candidate, CB-1158, is a potent and selective orally bioavailable inhibitor of the enzyme arginase that was discovered at Calithera and is being co-developed with Incyte Corporation. Arginase depletes arginine, a nutrient that is critical for the activation and proliferation of the body’s cancer-fighting immune cells, such as cytotoxic T-cells and natural killer (NK)-cells. During normal activation of the immune system, arginase, which is expressed by suppressive myeloid immune cells, plays an important role in halting T-cell proliferation. But in many tumors, including lung, gastrointestinal, bladder, renal cancer and acute myeloid leukemia, arginase-expressing myeloid cells accumulate and maintain an immunosuppressive environment, blocking the ability of T-cells and NK-cells to kill cancer cells. We believe that inhibitors of arginase can promote an anti-tumor immune response by restoring arginine levels, thereby allowing activation of the body’s own immune cells, including cytotoxic T-cells and NK-cells.

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

In 2016, RCC was diagnosed in approximately 62,000 people in the United States, according to the National Cancer Institute. We evaluated CB-839 as a monotherapy in a RCC cohort in the dose expansion stage of our solid tumor Phase 1 clinical trial CX-839-001. As of December 31, 2016, 20 efficacy-evaluable RCC patients were treated with single agent CB-839 on the BID (twice-daily) dosing schedule. One patient achieved a partial response with a substantial decrease in target lesions (32%), including a dramatic improvement in the patient’s extensive lymphadenopathy. A total of 10 patients (50%) showed stable disease or better.

We are also evaluating CB-839 in expansion cohorts in combination with everolimus and cabozantinib. In November 2016, we presented data on 15 evaluable RCC patients, including 12 clear cell patients, and three papillary patients. Ninety-three percent (93%) of these patients had disease control (response or stable disease); one patient had a partial response, one patient had progressive disease, and 13 patients had stable disease. The median progression free survival was 8.5 months and for the majority of patients, their time on therapy is longer than their time on treatment in their prior therapy. In the clear cell patient population the disease control rate was 100% and eight patients remain on study. Patients enrolled in the trial had advanced or metastatic disease and had received a median of two prior treatments, which included tyrosine kinase inhibitors, mTOR inhibitors, and checkpoint inhibitors. Patients were administered CB-839 in oral doses that ranged from 400-800 mg twice a day in combination with a fixed oral dose of everolimus at 10 mg once a day. The addition of CB-839 to full-dose everolimus has been well tolerated, with a similar safety profile to the known profile of everolimus alone. Grade 3 events include two events of hyperglycemia and one event each of diarrhea, anemia and fatigue. We plan to present additional data from this trial in the second half of 2017.

We continue to enroll patients in this combination cohort, as well as a cohort of patients dosed with CB-839 in combination with cabozantinib. A randomized Phase 2 trial of CB-839 in combination with everolimus is planned, and expected to initiate in the second half of 2017.

In August 2016, we initiated CX-839-004, a Phase 1/2 clinical trial of CB-839 in combination with the PD-1 inhibitor nivolumab which in patients with RCC, melanoma, and non-small cell lung cancer. The Phase 1/2 study will assess the safety, pharmacokinetics and pharmacodynamics of CB-839 and nivolumab. The study will enroll patients who are either naïve to checkpoint inhibitors, had prior nivolumab therapy, or were recently treated with nivolumab without tumor response. Patients may be progressing on nivolumab or failing to respond and will receive CB-839 as an “add-on” therapy. In December 2016, we announced a clinical trial collaboration to evaluate Bristol-Myers Squibb’s Opdivo in combination with CB-839 in patients with clear cell RCC. We expect to present data from this trial in the second half of 2017.

In December 2016, we presented data on 28 TNBC patients treated with doses of CB-839 of 400, 600 or 800 mg BID in combination with 80 mg/m2 IV paclitaxel, weekly, three weeks out of four; 23 were evaluable for response. The majority of patients had received at least three prior lines of therapy, with 43% of patients treated with five or more prior therapies in the advanced/metastatic setting. Most patients had received prior taxane therapy in either the neo-adjuvant or metastatic setting. Among evaluable patients treated with CB-839 doses of at least 600 mg BID (n=16), there are 5 partial responses (31%) and disease control in 11 patients (69%). In addition, the combination overcame resistance to paclitaxel in heavily pretreated TNBC patients. There was a 38%

response rate and 50% disease control rate in patients who received prior taxanes in the metastatic setting. There was a 50% response rate among taxane-refractory African American patients. Four of five patients were African American. This is consistent with higher glutamine utilization observed in tumors from this population. CB-839 was well tolerated in combination with paclitaxel. We plan to present additional data from this trial in the second half of 2017. We also plan to initiate a Phase 2 trial in TNBC in the second half of 2017. This study is currently expected to enroll single arm combination therapy cohorts of African American and non-African American patients in both the early stage setting – where patients have no prior taxanes treatment – as well as the late stage setting.

In 2017, an estimated 135,000 new cases of colorectal cancer, or CRC, will be diagnosed in the United States according to the American Cancer Society. Researchers report that PIK3CA mutation is present in 10% to 20% of all cases of CRC. An academic research group at Case Western demonstrated that single agent CB-839 inhibits the growth of CRCs with PIK3CA mutations in immunocompromised mice, but CRC tumors with a normal PIK3CA gene were not inhibited. Remarkably, the combination of CB-839 with 5-florouracil induced complete and long-lasting tumor regressions in animals bearing PIK3CA mutant CRC tumors, but not tumors with normal PIK3CA, suggesting that this combinational therapy may be a unique and effective approach in the clinic. In the third quarter of 2016, an investigator-sponsored clinical trial was initiated by Drs. Jennifer Eads, Alok Khorana, and Neal Meropol at the Case Western Comprehensive Cancer Center. Enrollment in this study is ongoing.

CB-1158

Our second product candidate, CB-1158, is a first-in-class immuno-oncology metabolic checkpoint inhibitor targeting arginase, an immunosuppressive enzyme in myeloid-derived suppressor cells, or MDSCs, responsible for T-cell suppression. Significant infiltration by arginase-expressing myeloid cells has been observed in many solid tumor types including lung, colorectal esophageal, bladder, head and neck, kidney cancer, and other tumor types. We have confirmed that arginase-expressing MDSCs are found by immunohistochemistry in a wide range of tumor types including non-small cell lung (both adenocarcinoma and squamous types), gastrointestinal and bladder cancers.

CB-1158 entered clinical trials in September 2016, and is currently being tested in a Phase 1 clinical trial in patients with solid tumors. Three patients in the first cohort were treated with 50 mg of CB-1158 twice daily. This dose was well-tolerated and was pharmacologically active, resulting in sustained elevation of arginine in the plasma of all three patients. Pharmacodynamic data on the first three patients was presented at the Society for Immunotherapy of Cancer (SITC) meeting in November 2016. The trial is continuing to enroll patients in the dose escalation phase of the study, to be followed by combination studies with a PD-1 antibody. Data from the Phase 1 trial has been accepted for oral presentation at the 2017 American Society of Clinical Oncology (ASCO) annual meeting in June.  Clinical results to be presented include monotherapy data from our Phase 1 trial in solid tumors.

Global Collaboration and License Agreement with Incyte Corporation

We have identified CB-1158 and a portfolio of other small molecule arginase inhibitors that show high potency and oral bioavailability. In January 2017, we announced that we entered into a global collaboration and license agreement for the research, development and commercialization of our small molecule arginase inhibitor CB-1158 in hematology and oncology with Incyte Corporation, or the Incyte Collaboration Agreement. We will collaborate with Incyte on and co-fund the development of CB-1158 for oncology and hematology indications. Incyte will bear 70% and we will bear 30% of global development costs, unless we opt out of development co-funding. We will have the right to conduct a portion of clinical development studies under the collaboration, including combination studies of a licensed product with any other of our proprietary compounds. If we do not opt out of development co-funding, the parties will share profits and losses in the United States, with 60% to Incyte and 40% to us, and we have the right to co-detail licensed products in the United States. We retain the rights to certain arginase inhibitors for specific indications outside of hematology and oncology. In the first quarter of 2017 Incyte paid us an upfront license fee of $45.0 million and in March 2017, we achieved a development milestone of $12.0 million for which we received payment in May of 2017. Incyte may pay potential development, regulatory and sales milestone payments up to an additional $418.0 million if the profit share is in effect, or an additional $738.0 million if the profit share terminates.  Please see Note 10 to our condensed financial statements for further information regarding the Incyte Collaboration Agreement.

Stock Purchase Agreement with Incyte Corporation

In January 2017, we also entered into a stock purchase agreement with Incyte, pursuant to which Incyte purchased 1,720,430 shares of our common stock at a price of $4.65 per share, resulting in gross proceeds of $8.0 million and net proceeds of $7.9 million, after deducting offering expenses.

Critical Accounting Policies and Estimates

Revenue Recognition

We recognize revenue from collaboration, license or research arrangements when persuasive evidence of an arrangement exists; transfer of technology has been completed, services are performed or products have been delivered; the fee is fixed or determinable; and collection is reasonably assured. For arrangements with multiple deliverables, we evaluate each deliverable to determine whether it qualifies as a separate unit of accounting. This determination is based on whether the deliverable has stand-alone value to the customer. If we determine that the deliverables do not have stand-alone value then all such deliverables are combined into one or more units of accounting, with consideration given to whether one deliverable is considered the predominant deliverable under the arrangement.

The selling price used for each unit of accounting will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific nor third-party evidence is available. Management may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and in estimating the selling prices of identified units of accounting for new agreements. Where multiple deliverables are combined as a single unit of accounting, revenues are recognized based on the performance requirements of the related agreement.

For a combined unit of accounting, non-refundable upfront payments are recognized in a manner consistent with the final deliverable, which has generally been ratably over the estimated period of continued involvement. We periodically review the basis for our estimates, and we may change the estimates if circumstances change. These changes can significantly change the timing of revenue recognized. Amounts received in advance of performance are recorded as deferred revenue. Upfront payments are classified as collaboration revenue in our statements of operations.

We have not made a policy election to use the milestone method of accounting. Instead, we will account for milestone payments over the remaining period of performance for the combined unit of account. Therefore, the development and commercial milestones, if and when achieved, will be recorded as revenue over the period of performance for the combined unit of account. If there are no remaining performance obligations, milestone payments will be recognized when the event is achieved and the applicable revenue criteria are met.

For a discussion of our other significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Except for our revenue recognition policy, there have been no material changes in our critical accounting policies during the three months ended March 31, 2017, as compared to those disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Form 10-K dated December 31, 2016, filed with the SEC.

Financial Overview

Collaboration Revenue

Collaboration revenue represents the portion of deferred revenue recognized from a $45.0 million upfront fee and $12.0 million milestone achieved from the Incyte Collaboration Agreement. The upfront payment of $45.0 million is being recognized over the estimated period of performance under the Incyte Collaboration Agreement, which approximates two years, ending January 2019. In the first quarter of 2017, the Company earned a $12.0 million developmental milestone payment from Incyte, which is being recognized as revenue over the remaining period of performance for the combined unit of accounting. We expect our collaboration revenue to increase over the next year, reflecting the recognition of deferred revenue related to the Incyte Collaboration Agreement.

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

The largest component of our total operating expenses has historically been our investment in research and development activities including the clinical development of our product candidates. We allocate to research and development expenses the salaries, benefits, stock-based compensation expense, and indirect costs of our clinical and preclinical programs on a program-specific basis, and we include these costs in the program-specific expenses. The following table shows our research and development expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Development:
CB-839 (Glutaminase inhibitor)	$3,626	$2,545
CB-1158 (Arginase inhibitor)	1,424	3,508
Total development	5,050	6,053
Preclinical and research:
Arginase inhibitors	—	722
Other preclinical and research	1,590	291
Total preclinical and research	1,590	1,013
Total Research and Development	$6,640	$7,066

We expect our research and development expenses will increase during the next few years as we advance our product candidates into and through clinical trials, and pursue regulatory approval of our product candidates, which will require a significant investment in contract manufacturing and inventory build-up related costs.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

	Three Months
	Ended March 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Revenue:
Collaboration revenue	$4,192	$—	$4,192	*
Total revenue	4,192	—	4,192	*
Operating expenses:
Research and development	6,640	7,066	(426)	-6%
General and administrative	3,308	2,591	717	28%
Total operating expenses	9,948	9,657	291	3%
Loss from operations	(5,756)	(9,657)	3,901	-40%
Interest income, net	169	75	94	125%
Net loss	$(5,587)	$(9,582)	$3,995	-42%

*    Percentage not meaningful.

Collaboration Revenue.    Collaboration revenue increased $4.2 million for the three months ended March 31, 2017 and represents the portion of deferred revenue from the $45.0 million upfront fee and $12.0 million milestone achieved in the first quarter of 2017 from the Incyte Collaboration Agreement recognized ratably over the estimated performance period that is consistent with the term of our obligations under the agreement.

Research and Development.    Research and development expenses decreased $0.4 million, or 6%, from $7.1 million for the three months ended March 31, 2016 to $6.6 million for the three months ended March 31, 2017. The decrease of $0.4 million was primarily due to a decrease of $2.8 million from the CB-1158 program, including $1.6 million from Incyte’s co-funding of development costs pursuant to the Incyte Collaboration Agreement, partially offset by an increase of $1.0 million in the CB-839 program, including for Phase 2 start-up activities, as well an increase of $1.3 million from investment in our early stage research programs.

General and Administrative.    General and administrative expenses increased $0.7 million, or 28%, from $2.6 million for the three months ended March 31, 2016 to $3.3 million for the three months ended March 31, 2017. The increase was due to an increase of $0.5 million in professional services primarily related to legal expenses in connection with the Incyte Collaboration Agreement and an increase of $0.3 million related to non-recurring expenses for the sublease of our office and laboratory space in March 2017.

Interest Income.    Interest income increased $94,000, from $75,000 for the three months ended March 31, 2016 to $169,000 for the three months ended March 31, 2017. The increase of $94,000 was primarily due to higher interest income generated from our higher cash equivalents and investment balances compared to the same period in the prior year.

Liquidity and Capital Resources

As of March 31, 2017, we had cash, cash equivalents and investments of $207.1 million. Our operations have been financed by net proceeds from the sale of shares of our capital stock and revenue from the Incyte Collaboration Agreement.

In November 2015, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock. During the three months ended March 31, 2017, we sold an aggregate of:

•

7,854,500 shares of common stock pursuant to an underwriting agreement with Leerink Partners LLC as representative of the several underwriters at a public offering price of $10.25 per share for gross proceeds of $80.5 million, resulting in net proceeds of $75.4 million after deducting underwriting fees and offering expenses. As of March 31, 2017, $0.3 million of offering expenses are included in accrued liabilities on the balance sheet;

•

4,188,679 shares of common stock pursuant to our at-the-market, or ATM, offering program with Cowen and Company LLC, at an average price of approximately $9.06 per share for gross proceeds of $38.0 million, resulting in net proceeds of $36.9 million after deducting underwriting fees and offering expenses; and

•

1,720,430 shares of common stock pursuant to our stock purchase agreement with Incyte, at a price of $4.65 per share for gross proceeds of $8.0 million, resulting in net proceeds of $7.9 million after deducting offering expenses.

As of March 31, 2017, approximately $11.5 million of our common stock remained available for sale pursuant to the shelf registration statement. In addition, as of March 31, 2017, we had sold all available shares of common stock under our ATM program.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and investments as of March 31, 2017 will be sufficient for us to meet our current operating plan through 2020. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

We plan to continue to fund our operations and capital funding needs through reimbursement of expenses under our collaboration agreement with Incyte, and through equity and/or debt financing. We may also consider further collaborations or selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are not able to secure adequate additional funding we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could harm our business, results of operations and future prospects.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months
	Ended March 31,
	2017	2016
	(in thousands)
Cash provided by (used in) operating activities	$35,251	$(7,606)
Cash provided by (used in) investing activities	$(77,359)	$9,424
Cash provided by financing activities	$120,579	$4,243

Cash Flows from Operating Activities

Cash provided by operating activities for the three months ended March 31, 2017 was $35.3 million. Our net loss of $5.6 million was offset in part by non-cash charges of $1.1 million of stock-based compensation and $0.2 million for depreciation and amortization. The change in operating assets and liabilities of $39.5 million was primarily related to a $52.8 million increase in deferred revenue and a $13.6 million increase in the receivable related to the Incyte Collaboration Agreement, and $0.3 million increase due to the timing of payments for our research and development activities.

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

Cash Flows from Investing Activities

Cash used in investing activities was $77.4 million for the three months ended March 31, 2017 and was related to the purchases of investments of $94.0 million and the increase in restricted cash of $0.4 million, offset by the sale or maturity of investments of $17.1 million and purchase of property and equipment of $50,000.

Cash provided by investing activities was $9.4 million for the three months ended March 31, 2016 and was related to the sale or maturity of investments of $22.1 million, offset by purchase of investments of $12.5 million and purchase of property and equipment of $0.2 million.

Cash Flows from Financing Activities

Cash provided by financing activities was $120.6 million for the three months ended March 31, 2017 and was related to $75.7 million in net proceeds from the sale and issuance of common stock related to our public offering excluding $0.3 million of offering expenses included in accrued liabilities on the balance sheet as of March 31, 2017, $7.9 million in net proceeds from the issuance of common stock under our stock purchase agreement with Incyte, $36.9 million in net proceeds from the issuance of common stock through our ATM program, and $74,000 related to the issuance of common stock upon the exercise of stock options.

Cash provided by financing activities was $4.2 million for the three months ended March 31, 2016 and was primarily related to net proceeds from the issuance of common stock through our ATM program.

Contractual Obligations and Other Commitments

There have been no material changes to the contractual obligations during the three months ended March 31, 2017, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

During 2016 and the three months ended March 31, 2017, we did not have any off balance sheet arrangements.

Recent Accounting Pronouncements

Please refer to Note 1 to our unaudited condensed financial statements appearing under Part I, Item 1 for a discussion of new accounting standards updates that may impact us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies and highly rated banks and corporations, subject to certain concentration limits. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. As of March 31, 2017, we had cash, cash equivalents and investments of $207.1 million. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and a 1% change in interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates. We had no outstanding debt as of March 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2017, management, with the participation of our President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer concluded that, as of March 31, 2017, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the following risk factors, in addition to the other information contained in this report on Form 10-Q, including our financial statements and related notes and the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this report could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and our growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. The risks relating to our business set forth in our Annual Report on Form 10-K, filed with the SEC, are set forth below and are unchanged substantively as of March 31, 2017, except for those risks designated by an asterisk (*).

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*

Since our inception, we have incurred significant operating losses. Our net loss was $38.0 million and $5.6 million for year ended December 31, 2016 and the three months ended March 31, 2017, respectively. As of March 31, 2017, we had an accumulated deficit of $128.1 million. To date, we have financed our operations primarily through sales of our capital stock and payments from the Incyte Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•	advance further into clinical trials for our existing clinical product candidates, CB-839 and CB-1158;
•	continue the preclinical development of our research programs and advance candidates into clinical trials;
•	identify additional product candidates and advance them into preclinical development;
•	pursue regulatory approval of product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support product development;
•	acquire or in-license other product candidates and technologies; and
•	operate as a public company.

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

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, clinical development, laboratory testing and clinical trials for our product candidates, in particular CB-839 and CB-1158;
•	the costs, timing and outcome of any regulatory review of our product candidates, CB-839 and CB-1158;
•	the cost of any other product programs we pursue;
•	the costs and timing of commercialization activities, including manufacturing, marketing, sales and distribution, for any product candidates that receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	achieving the milestones set forth in the Incyte Collaboration Agreement;
•	our ability to establish and maintain collaborations on favorable terms, if at all; and
•	the extent to which we acquire or in-license other product candidates and technologies.

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

We do not have any material committed external source of funds or other support for our development efforts other than the Incyte Collaboration Agreement for the development and commercialization of small molecule arginase inhibitors in hematology and oncology indications, including CB-1158, which agreement is terminable by Incyte for convenience or following our uncured breach. If Incyte terminates our collaboration agreement, we would need to obtain substantial additional sources of funding to develop CB-1158 as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our CB-1158 development program or dedicate resources allocated to other programs to fund CB-1158. We may also need to grant rights in the United States, as well as outside the United States, to CB-1158 to one or more partners.

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

Our short operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.*

We were founded in March 2010 and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and commencing Phase 1 clinical trials of our product candidate. CB-839 and CB-1158 are currently being evaluated in Phase 1/2 and Phase 1 clinical trials, respectively. All of our other programs are in research and preclinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials required for regulatory approval of our product candidates, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one new product from the time it is discovered to when it is commercially available. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had product candidates in advanced clinical trials.

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

We are very early in our development efforts, which may not be successful.*

We have invested a significant portion of our efforts and financial resources in the identification of our most advanced product candidates, CB-839 and CB-1158, which are being evaluated in Phase 1/2 and Phase 1 clinical trials, respectively. We have entered into the Incyte Collaboration Agreement for the development and commercialization of CB-1158. Pursuant to our agreement, we collaborate on and co-fund the development of CB-1158 for hematology and oncology indications, with Incyte bearing 70% and Calithera bearing 30% of global development costs.  All of our other programs are in research and preclinical development. It is also too early in our development efforts to determine whether our product candidates will demonstrate single-agent activity or will be developed for use in combination with other approved therapies, or both. As a result, the timing and costs of the regulatory paths we will follow and marketing approvals remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of CB-839 and CB-1158. The success of CB-839, CB-1158 and any other product candidates we may develop will depend on many factors, including the following:

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

If serious adverse effects or unexpected characteristics of our product candidates are identified during development, we may need to abandon or limit our development of some or all of our product candidates.*

We are currently evaluating CB-839 and CB-1158 in Phase 1/2 and Phase 1 clinical trials, respectively. All our other programs are in research and preclinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, any current or future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If adverse effects were to arise in patients being treated with any of our product candidates, it could require us to halt, delay or interrupt clinical trials of such product candidate or adversely affect our ability to obtain requisite approvals to advance the development and commercialization of such product candidate. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many agents that initially showed promise in early stage testing for treating cancer or other diseases have later been found to cause side effects that prevented further development of the agent.

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

There are also a number of product candidates in preclinical and clinical development by third parties to treat cancer by targeting cellular metabolism. Our principal competitors include Abbvie Inc., Advanced Cancer Therapeutics, LLC, Aeglea Biotherapeutics, Inc., Agios Pharmaceuticals, Inc., AstraZeneca plc, Bayer Pharma AG, Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Celgene Corporation, Cornerstone Pharmaceuticals, Inc., CureTech Ltd., Eli Lilly and Company, Forma Therapeutics Holdings, LLC, Fortress Biotech, Inc., GlaxoSmithKline plc, Incyte Corporation, iTeos Therapeutics SA, Merck & Co., Janssen Biotech, Inc., Merck KGaA, NewLink Genetics Corporation, Novartis International AG, Ono Pharmaceuticals, Co., Ltd, Pfizer Inc., Quantum Pharmaceuticals, 3-V Biosciences, Inc., Regeneron Pharmaceuticals, Inc., Rhizen Pharmaceuticals SA, Roche Holdings, and its subsidiary Genentech Inc., Sanofi-Aventis Groupe, Sprint Biosciences, Takeda Pharmaceutical Co. Ltd. and TG Therapeutics, Inc.

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

We have entered into the Incyte Collaboration Agreement under which we have granted Incyte an exclusive, worldwide license to develop and commercialize small molecule arginase inhibitors for hematology and oncology indications, including CB-1158, which is currently in phase 1 clinical trials.

Under the agreement, we and Incyte will jointly conduct and co-fund development of CB-1158, with Incyte leading global development activities. Unless we opt out of our co-funding obligation, Incyte will fund 70 percent of global development and we will be responsible for the remaining 30 percent. Should we disagree with Incyte about the clinical development or commercialization strategy, we could escalate the disagreement to our representatives on the Joint Steering Committee for resolution. Calithera and Incyte are obligated to use good faith efforts to resolve such disputes; however, in cases of deadlock, Incyte will have the deciding vote. If the agreement is terminated, other than as a result of our breach, with respect to one or more products or countries, all rights in the terminated products and countries revert to us. The Incyte collaboration may not be clinically or commercially successful due to a number of important factors, including the following:

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

We may also be restricted under existing license agreements from engaging in research and development activities or entering into future agreements on certain terms with potential collaborators. For example, pursuant to our license agreement with Symbioscience, we have agreed not to develop any other arginase inhibitors for use in human healthcare outside of the scope of that agreement. In addition, under our agreement with Incyte, we are not allowed to develop any retained arginase inhibitors (small molecule arginase inhibitors, other than CB-1158, retained by Calithera for research and development in non-hematology/oncology indications) for any indication except specific orphan indications outside of hematology and oncology.

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

Collaborations involving our product candidates, including our collaboration with Incyte, pose many risks to us, including that:

•	Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•

Collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;

•

Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•

Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates or products if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	A collaborator with marketing and distribution rights to one or more product candidates or products may not commit sufficient resources to the marketing and distribution of such drugs;
•

Collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•

Disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or products or that result in costly litigation or arbitration that diverts management attention and resources;

•	We may lose certain valuable rights under circumstances identified in our collaborations if we undergo a change of control;
•	Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and
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

There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated October 1, 2014, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended. Since our IPO and through March 31, 2017, our operating activities have used approximately $41.0 million.

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

Calithera Biosciences, Inc.

Date: May 9, 2017	By:	/s/ Susan M. Molineaux
Susan M. Molineaux, Ph.D.
President and Chief Executive Officer
(Principal Executive and Principal Financial Officer)

Date: May 9, 2017	By:	/s/ Stephanie Wong
Stephanie Wong
Vice President, Finance and Secretary
(Principal Accounting Officer)

EXHIBIT INDEX

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Calithera Biosciences, Inc.	8-K	001-36644	3.1	10/07/2014

3.2	Amended and Restated Bylaws of Calithera Biosciences, Inc.	S-1	333-198355	3.4	9/19/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of common stock certificate.	S-1	333-198355	4.1	9/25/2014

10.1†	Collaboration and License Agreement between Incyte Corporation and the Registrant, dated January 27, 2017.

10.2	Third Amendment to Lease Agreement between Are-Technology Center SSF, LLC and the Registrant, dated February 28, 2017.

31.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(a).

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
*

The Certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Calithera Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Comprehensive Loss, (iv) Condensed Statements of Cash Flows, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.