Form 10-Q
period 2017-06-30
Calithera Biosciences, Inc.
filed 2017-08-08
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2017, the registrant had 35,476,681 shares of common stock, $0.0001 par value per share, outstanding.

Calithera Biosciences, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2017

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Calithera Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$57,997	$10,601
Short-term investments	108,234	41,180
Receivable from collaboration	2,303	—
Prepaid expenses and other current assets	1,853	1,780
Total current assets	170,387	53,561
Long-term investments	41,953	—
Other assets	325	290
Restricted cash	440	46
Property and equipment, net	977	899
Total assets	$214,082	$54,796
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$410	$398
Accrued liabilities	5,007	4,055
Current portion of deferred revenue	29,017	—
Total current liabilities	34,434	4,453
Deferred revenue, less current portion	16,536	—
Deferred rent	648	437
Total liabilities	51,618	4,890
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 200,000 shares authorized as of June 30, 2017 and December 31, 2016; 35,457 and 21,502 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	4	2
Additional paid-in capital	295,881	172,419
Accumulated deficit	(133,287)	(122,502)
Accumulated other comprehensive loss	(134)	(13)
Total stockholders’ equity	162,464	49,906
Total liabilities and stock and stockholders’ equity	$214,082	$54,796

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Collaboration revenue	$7,255	$—	$11,447	$—
Total revenue	7,255	—	11,447	—
Operating expenses:
Research and development	10,142	7,776	16,782	14,842
General and administrative	2,848	2,665	6,156	5,256
Total operating expenses	12,990	10,441	22,938	20,098
Loss from operations	(5,735)	(10,441)	(11,491)	(20,098)
Interest income, net	541	83	710	158
Net loss	$(5,194)	$(10,358)	$(10,781)	$(19,940)
Net loss per share, basic and diluted	$(0.15)	$(0.55)	$(0.36)	$(1.07)
Weighted average common shares used to compute net loss per share, basic and diluted	35,348	18,987	30,342	18,688

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(5,194)	$(10,358)	$(10,781)	$(19,940)
Other comprehensive gain (loss):
Net unrealized gain (loss) on available-for-sale securities	(103)	14	(121)	87
Total comprehensive loss	$(5,297)	$(10,344)	$(10,902)	(19,853)

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows Provided By (Used In) Operating Activities
Net loss	$(10,781)	$(19,940)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	164	152
Amortization of premiums on investments	231	343
Stock-based compensation	2,503	2,114
Loss on disposal of property and equipment	6	—
Changes in operating assets and liabilities:
Receivable from collaboration	(2,303)	—
Prepaid expenses and other current assets	(73)	618
Other assets	(35)	281
Accounts payable	12	884
Accrued liabilities	931	254
Deferred revenue	45,553	—
Deferred rent	211	46
Net cash provided by (used in) operating activities	36,419	(15,248)

Cash Flows Provided By (Used In) Investing Activities
Purchases of investments	(146,268)	(24,060)
Proceeds from sale or maturity of investments	36,909	36,570
Purchase of property and equipment	(227)	(211)
Change in restricted cash	(394)	—
Net cash provided by (used in) investing activities	(109,980)	12,299

Cash Flows Provided By Financing Activities
Proceeds from issuance of common stock upon public offering, net	75,386	—
Proceeds from issuance of common stock under stock purchase agreement, net	7,914	—
Proceeds from issuance of common stock through an at-the-market offering, net	36,907	3,971
Proceeds from stock option exercises and employee stock plan purchases	750	199
Net cash provided by financing activities	120,957	4,170

Net increase in cash and cash equivalents	47,396	1,221
Cash and cash equivalents at beginning of period	10,601	6,105
Cash and cash equivalents at end of period	$57,997	$7,326

See accompanying notes.

Calithera Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization

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

Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Calithera Biosciences UK Limited incorporated on April 20, 2017. All significant intercompany accounts and transactions have been eliminated from the condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of June 30, 2017, and the statements of operations, comprehensive loss, and cash flows for the six months ended June 30, 2017 and 2016 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the six-month periods are also unaudited. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other future annual or interim period. The balance sheet as of December 31, 2016 included herein was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accrued liabilities, revenue recognition, fair value of marketable securities, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

All of the Company’s receivable from collaboration and collaboration revenue are derived from its collaboration and license agreement with Incyte Corporation (“Incyte”) as described in Note 9 Collaboration and Licensing Agreements - Incyte Collaboration and License Agreement.

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

The selling price used for each unit of accounting will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific nor third-party evidence is available. Management may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and in estimating the selling prices of identified units of accounting for new agreements. Where multiple deliverables are combined as a single unit of accounting, revenues are recognized based on the performance requirements of the related agreement. For a combined unit of accounting, non-refundable upfront payments are recognized in a manner consistent with the final deliverable, which has generally been ratably over the estimated period of continued involvement. Management periodically reviews the basis for its estimates, and it may change the estimates if circumstances change. These changes can significantly change the timing of revenue recognized. Amounts received in advance of performance are recorded as deferred revenue. Upfront payments are classified as collaboration revenue in the Company’s condensed consolidated statements of operations.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new standard on revenue from contracts with customers, Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to delay the effective date of the new standard by one year. The standard would become effective for the Company beginning in the first quarter of 2018. Early application would be permitted in 2017. Entities would have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. In 2016, the FASB updated the guidance for reporting revenue gross versus net to improve the implementation guidance on principal versus agent considerations, and for identifying performance obligations and the accounting of intellectual property licenses. In addition, the FASB introduced practical expedients and made narrow scope improvements to the new accounting guidance.

The Company currently plans to adopt the accounting standard update on January 1, 2018 and has not determined which adoption method it will utilize. The Company is currently at the early stages of analyzing its collaboration and license agreement with Incyte to determine the differences in the accounting treatment under ASU 2014-09 compared to the current accounting treatment. The consideration the Company is eligible to receive under this agreement includes upfront payments, research and development funding, milestone payments, and royalties. The new revenue recognition standard differs from the current accounting standard in many respects, such as in the accounting for variable consideration and the measurement of progress toward completion of performance obligations. While the Company has not completed an assessment of the impact of adoption, the adoption of ASU 2014-09 may have a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which is aimed at making leasing activities more transparent, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU is effective for all interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on the consolidated financial statements. The Company plans to adopt the new standard effective January 1, 2019.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company adopted ASU No. 2016-09 on January 1, 2017 following the modified retrospective approach. Under this guidance, on a prospective basis, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. In addition, the guidance eliminates the requirement that excess tax benefits be realized before companies can recognize them. The ASU requires a cumulative-effect adjustment for previously unrecognized excess tax benefits in opening retained earnings in the annual period of adoption. As of January 1, 2017, the Company had no previously unrecognized excess tax benefits. Additionally, as provided for under this new guidance, the Company elected to account for forfeitures as they occur. The impact upon adoption of this election was a $5,000 cumulative-effect adjustment, which was recorded to accumulated deficit in stockholders’ equity in the condensed consolidated balance sheet.

3. Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). Financial instruments include cash and cash equivalents, short-term investments, receivable from collaboration, accounts payable, accrued liabilities and the current portion of deferred revenue that approximate fair value due to their relatively short maturities.

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$12,929	$—	$—	$12,929
Corporate notes and commercial paper	—	104,523	—	104,523
U.S. treasury securities	—	39,547	—	39,547
U.S. government agency securities	—	51,047	—	51,047
Total financial assets	$12,929	$195,117	$—	$208,046

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$9,354	$—	$—	$9,354
Corporate notes and commercial paper	—	23,314	—	23,314
U.S. treasury securities	—	2,000	—	2,000
U.S. government agency securities	—	16,666	—	16,666
Total financial assets	$9,354	$41,980	$—	$51,334

4. Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities and restricted cash, consisted of the following (in thousands):

	June 30, 2017				December 31, 2016
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value

Money market funds	$12,929	$—	$—	$12,929	$9,354	$—	$—	$9,354
Corporate notes and commercial paper	104,558	—	(35)	104,523	23,325	—	(11)	23,314
U.S. treasury securities	39,596	—	(49)	39,547	2,000	—	—	2,000
U.S. government agency securities	51,097	—	(50)	51,047	16,668	1	(3)	16,666
	$208,180	$—	$(134)	$208,046	$51,347	$1	$(14)	$51,334
Classified as:
Cash equivalents				$57,419				$10,108
Short-term investments				108,234				41,180
Long-term investments				41,953				—
Restricted cash				440				46
Total				$208,046				$51,334

At June 30, 2017, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of June 30, 2017, the Company had a total of $208.2 million in cash, cash equivalents, and investments, which includes $0.6 million in cash and $207.6 million in cash equivalents and investments.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued bonus and payroll expenses	$1,789	$2,471
Accrued professional and consulting services	209	202
Accrued clinical and manufacturing expenses	2,756	1,208
Accrued preclinical and research expenses	47	91
Other	206	83
Total accrued liabilities	$5,007	$4,055

6. Stockholders’ Equity

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

During the three months ended March 31, 2017, the Company sold an aggregate of 4,188,679 shares of common stock pursuant to the ATM program, at an average price of approximately $9.06 per share for gross proceeds of $38.0 million, resulting in net proceeds of $36.9 million after deducting underwriting fees and offering expenses. As of March 31, 2017, the Company had sold all available shares under the November 2015 ATM program.

7. Stock Based Compensation

A summary of stock option activity is as follows (in thousands, except weighted-average exercise price and contractual term amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Value Intrinsic
Outstanding — December 31, 2016	3,228	$6.41
Options granted	304	$13.84
Options exercised	(112)	$4.73
Options cancelled	(22)	$4.56
Outstanding — June 30, 2017	3,398	$7.15	8.32	$27,428
Exercisable — June 30, 2017	1,283	$7.69	7.36	$9,891
Vested and expected to vest — June 30, 2017	3,398	$7.15	8.32	$27,428

Total stock-based compensation expense related to the Company’s 2010 Equity Incentive Plan, 2014 Equity Incentive Plan and the 2014 Employee Stock Purchase Plan was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$744	$479	$1,349	$916
General and administrative	610	608	1,154	1,198
Total stock-based compensation	$1,354	$1,087	$2,503	$2,114

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

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be anti-dilutive were as follows (in thousands):

	June 30,
	2017	2016
Options to purchase common stock	3,397	2,537
Employee stock plan purchases	37	15
Total	3,434	2,552

9. Collaboration and Licensing Agreements

Incyte Collaboration and License Agreement

On January 27, 2017, the Company entered into a collaboration and license agreement with Incyte (the “Incyte Collaboration Agreement”). Under the terms of the Incyte Collaboration Agreement, the Company granted Incyte an exclusive, worldwide license to develop and commercialize its small molecule arginase inhibitors for hematology and oncology indications. The parties are collaborating on and co-funding the development of the licensed products, with Incyte bearing 70% and the Company bearing 30% of global development costs. The parties will share profits and losses in the United States, with 60% to Incyte and 40% to the Company. The Company will have the right to co-detail the licensed products in the United States, and Incyte will pay the Company tiered royalties ranging from the low to mid-double digits on net sales of licensed products outside the United States. The Company may opt out of its co-funding obligation, in which case the United States profit sharing will no longer be in effect, and Incyte will pay the Company tiered royalties ranging from the low to mid-double digits on net sales of licensed products both in the United States and outside the United States, and additional royalties to reimburse the Company for previously incurred development costs.

Under the Incyte Collaboration Agreement, the Company received an upfront payment of $45.0 million in February 2017. In March 2017, the Company achieved a development milestone of $12.0 million, for which the Company received payment in May of 2017. The Company is also eligible to receive up to an additional $418.0 million in potential development, regulatory and sales milestones. Incyte and the Company will share in any future United States net profits and losses, with the Company bearing 40% and Incyte bearing 60%, respectively, and outside the United States the Company will be eligible to receive from Incyte tiered royalties, with rates in the low to mid-teens of sales.

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

Net costs associated with co-development activities performed under the agreement are included in research and development expenses in the accompanying condensed consolidated statements of operations, with any reimbursement of costs by Incyte reflected as a reduction of such expenses.

For the three and six months ended June 30, 2017, the Company recognized revenue from its collaboration with Incyte totaling $7.3 million and $11.4 million, respectively, related to amortization of the $45.0 million upfront fee and the $12.0 million milestone. The remaining balance of $45.6 million is included in deferred revenue at June 30, 2017. For the three and six months ended June 30, 2017, net costs reimbursable by Incyte were $2.1 million and $3.6 million, respectively, which were recorded as a reduction of research and development expenses in the condensed consolidated statement of operations. As of June 30, 2017, the receivable due from Incyte was $2.3 million.

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division (“Symbioscience”), under which the Company has been granted the exclusive, worldwide license to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare (“Symbioscience License Agreement”). Under the terms of the Symbioscience License Agreement, the Company paid Symbioscience an upfront license fee of $0.3 million, which was recorded in research and development expense in 2014. For the three and six months ended June 30, 2016, the Company made a milestone payment of zero and $0.2 million, respectively, which was recorded in research and development expenses in the statement of operations. There were no expenses related to its licensing arrangement with Mars Symbioscience recorded in the three and six months ended June 30, 2017.

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

vTv License Agreement

In March 2015, the Company entered into a License and Research agreement with High Point Pharmaceuticals, LLC and TransTech Pharma LLC (“collectively TransTech”) under which the Company obtained an exclusive, worldwide license to develop and commercialize TransTech’s hexokinase II inhibitors (“vTv License Agreement”).  The agreement was subsequently assigned by TransTech to its parent company, vTv Therapeutics LLC (“vTv”).  Under the terms of the vTv License Agreement, the Company paid an initial license fee of $0.6 million, which was recorded in research and development expense in 2015. There were no expenses recorded for the three and six months ended June 30, 2017 and 2016.

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

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a clinical-stage pharmaceutical company focused on discovering and developing novel small molecule oncology drugs directed against tumor and immune cell targets that control key metabolic pathways in the tumor microenvironment. Tumor metabolism and immuno-oncology (“I-O”) have emerged as promising new fields for cancer drug discovery, and recent clinical successes with therapeutic agents in each field have demonstrated the potential to create fundamentally new therapies for cancer patients. We are developing agents that take advantage of the unique metabolic requirements of tumor cells and cancer-fighting immune cells such as cytotoxic T-cells. Our lead product candidate, CB-839, is an internally discovered, first-in-class oral inhibitor of glutaminase, a critical enzyme in tumor cells. CB-839 administered as a single agent has resulted in clinical responses in renal cell cancer and acute myeloid leukemia. We are currently enrolling patients in a randomized, double blind, placebo controlled Phase 2 trial in renal cell carcinoma (“RCC”) and a Phase 2 trial in triple negative breast cancer (“TNBC”).  We are also enrolling patients in a series of combination Phase 1/2 cohorts in specific solid tumor types including a trial in combination with cabozantinib in RCC patients, and a trial in combination with nivolumab in RCC, melanoma and non-small cell lung cancer patients. CB-839 has been very well tolerated both as a single agent and in combination with other therapies. Our second product candidate, CB-1158, is a first-in-class oral inhibitor of arginase, an enzyme that depletes the amino acid arginine, a key metabolic nutrient for T-cells, and is being co-developed with Incyte Corporation (“Incyte”), for hematology and oncology indications. CB-1158, also known as INCB001158, is currently being tested in a Phase 1 clinical trial in patients with solid tumors as a single agent and in combination with a PD-1 inhibitor. We also have ongoing research efforts that are focused on discovering additional product candidates against novel tumor metabolism and immunology targets.

CB-839 takes advantage of the pronounced dependency many cancers have on the nutrient glutamine for growth and survival. CB-839 inhibits glutaminase, an enzyme required by cancer cells to utilize glutamine effectively. In preclinical studies, CB‑839 demonstrated broad antitumor activity in tumor cell lines, inhibited the growth of human tumors in animal models and was well tolerated in toxicity studies. CB-839 was also synergistic with several approved, standard of care, cancer therapeutics. We believe CB-839 has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers, and is the only selective glutaminase inhibitor currently in clinical trials. We currently retain all commercial rights to CB-839 and have been granted a U.S. patent, which includes composition of matter coverage for CB-839, through 2032.

CB-839 may also have the potential to work in combination with immuno-oncology therapeutics. Inhibition of glutaminase results in accumulation of glutamine, the substrate of glutaminase, in tumors. Glutamine, which is frequently depleted in the tumor microenvironment due to avid uptake by tumor cells, has been shown to be an important nutrient for T-cell proliferation. Administration of CB-839 to tumor-bearing animals substantially enhances the anti-tumor activity of checkpoint inhibitors, potentially by restoring the levels of glutamine in the tumor microenvironment and thereby enabling T-cells to proliferate. Checkpoint inhibitors, including the approved agents nivolumab (marketed as Opdivo®) and pembrolizumab (marketed as Keytruda®), are a class of immuno-oncology agents directed against programmed death protein-1 (“PD-1”) or programmed death ligand-1 (“PD-L1”) that promote the activation and tumor-killing properties of the patient’s own immune cells, such as cytotoxic T-cells. CB-839 could potentially have multiple mechanisms of action in the treatment of cancer first by starving the tumor cell, and second by facilitating the activation of T-cells in the nutrient-deprived tumor microenvironment.

CB-1158 is a potent and selective orally bioavailable inhibitor of the enzyme arginase that was discovered at Calithera and is being co-developed with Incyte. Arginase depletes arginine, a nutrient that is critical for the activation and proliferation of the body’s cancer-fighting immune cells, such as cytotoxic T-cells and natural killer (“NK”)-cells. During normal activation of the immune system, arginase, which is expressed by myeloid immune cells known as myeloid-derived suppressor cells (“MDSCs”), plays an important role in halting T-cell proliferation. But in many tumors, including lung, gastrointestinal, bladder, renal cancer and acute myeloid leukemia, arginase-expressing myeloid cells accumulate and maintain an immunosuppressive environment, blocking the ability of T-cells and NK-cells to kill cancer cells. We believe that inhibitors of arginase can promote an anti-tumor immune response by restoring arginine levels, thereby allowing activation of the body’s own immune cells, including cytotoxic T-cells and NK-cells.

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

Renal Cell Carcinoma

CB-839 is being developed for the treatment of patients with RCC. In 2017, RCC is estimated to be diagnosed in approximately 63,990 people in the United States, according to the National Cancer Institute. We evaluated CB-839 as a monotherapy in a RCC cohort in the dose expansion stage of our solid tumor Phase 1 clinical trial CX-839-001. As of December 31, 2016, 20 efficacy-evaluable RCC patients were treated with single agent CB-839 on the BID (twice-daily) dosing schedule. One patient achieved a partial response with a substantial decrease in target lesions (32%), including a dramatic improvement in the patient’s extensive lymphadenopathy. A total of 10 patients (50%) showed stable disease or better.

We are also evaluating CB-839 in expansion cohorts in combination with everolimus and cabozantinib. In November 2016, we presented data on 15 evaluable RCC patients, including 12 clear cell patients, and three papillary patients. Ninety-three percent (93%) of these patients had disease control (response or stable disease); one patient had a partial response, one patient had progressive disease, and 13 patients had stable disease. The median progression free survival was 8.5 months and for the majority of patients, their time on therapy is longer than their time on treatment in their prior therapy. In the clear cell patient population the disease control rate was 100% and eight patients remain on study. Patients enrolled in the trial had advanced or metastatic disease and had received a median of two prior treatments, which included tyrosine kinase inhibitors, mTOR inhibitors, and checkpoint inhibitors. Patients were administered CB-839 in oral doses that ranged from 400-800 mg twice a day in combination with a fixed oral dose of everolimus at 10 mg once a day. The addition of CB-839 to full-dose everolimus has been well tolerated, with a similar safety profile to the known profile of everolimus alone. Grade 3 events include two events of hyperglycemia and one event each of diarrhea, anemia and fatigue. We plan to present additional data from this trial in the first quarter of 2018. In addition, we continue to enroll patients in single arm cohort of patients dosed with CB-839 in combination with cabozantinib, with data expected in 2018.

In August 2017, we initiated CX-839-005, a Phase 2 randomized, double blind, placebo controlled trial designed to evaluate the safety and efficacy of CB-839 in combination with everolimus versus placebo with everolimus in approximately 250 patients with metastatic, clear cell RCC patients who have been treated with at least two prior lines of systemic therapy including a vascular endothelial growth factor receptor (“VEGFR”)-targeting tyrosine kinase inhibitor and at least one of either cabozantinib or an active PD-1/PD-L1 inhibitor.  Patients will be randomized in a 2:1 ratio. The primary endpoint is progression free survival assessed by an independent review committee; overall survival will be assessed as a secondary endpoint. The multicenter, international study will be conducted at multiple sites in the United States, Europe and Canada. The U.S. Food and Drug Administration (“FDA”) has granted Fast Track designation to CB-839 in combination with everolimus, for the treatment of patients with metastatic RCC who have received 2 or more prior lines of therapy.

In August 2016, we initiated CX-839-004, a Phase 1/2 clinical trial of CB-839 in combination with the PD-1 inhibitor nivolumab in patients with RCC, melanoma, and non-small cell lung cancer. The Phase 1/2 study will assess the safety, pharmacokinetics and pharmacodynamics of CB-839 and nivolumab. The study will enroll patients who are either naïve to checkpoint inhibitors, had prior nivolumab therapy, or were recently treated with nivolumab without tumor response. Patients may be progressing on nivolumab or failing to respond and will receive CB-839 as an “add-on” therapy. In December 2016, we announced a clinical trial collaboration to evaluate Bristol-Myers Squibb’s nivolumab in combination with CB-839 in two of the cohorts of patients with clear cell RCC.  In May 2017, the collaboration with Bristol-Myers Squibb was expanded to include additional RCC cohorts as well as non-small cell lung cancer and melanoma (all study patients). We expect to present initial data from this trial in the fourth quarter of 2017.

Triple Negative Breast Cancer

In December 2016, we presented data on 28 TNBC patients treated with doses of CB-839 of 400, 600 or 800 mg BID in combination with 80 mg/m2 IV paclitaxel, weekly, three weeks out of four; 23 were evaluable for response. The majority of patients had received at least three prior lines of therapy, with 43% of patients treated with five or more prior therapies in the advanced/metastatic setting. Most patients had received prior taxane therapy in either the neo-adjuvant or metastatic setting. Among evaluable patients treated with CB-839 doses of at least 600 mg BID (n=16), there are 5 partial responses (31%) and disease control in 11 patients (69%). In addition, the combination overcame resistance to paclitaxel in heavily pretreated TNBC patients. There was a 38% response rate and 50% disease control rate in patients who received prior taxanes in the metastatic setting. There was a 50% response rate among taxane-refractory African American patients. Four of five responding patients were African American. This is consistent with higher glutamine utilization observed in tumors from this population. CB-839 was well tolerated in combination with paclitaxel.

In July 2017, we initiated CX-839-007, a Phase 2 trial of CB-839 with paclitaxel in TNBC patients. Four single arm, open label, cohorts of African American and non-African American patients will be treated in both the early stage setting, where patients have no prior taxane treatment, as well as the late stage setting after prior taxane. The primary endpoint of this trial is objective response rate. We plan to present data from the TNBC development program in the fourth quarter of 2017, with additional data to be presented in 2018.

Colorectal Cancer

In 2017, an estimated 135,000 new cases of colorectal cancer (“CRC”) will be diagnosed in the United States according to the American Cancer Society. Researchers report that PIK3CA mutation is present in 10% to 20% of all cases of CRC. An academic research group at Case Western demonstrated that single agent CB-839 inhibits the growth of CRCs with PIK3CA mutations in immunocompromised mice, but CRC tumors with a normal PIK3CA gene were not inhibited. Remarkably, the combination of CB-839 with 5-florouracil induced complete and long-lasting tumor regressions in animals bearing PIK3CA mutant CRC tumors, but not tumors with normal PIK3CA, suggesting that this combinational therapy may be a unique and effective approach in the clinic. In the third quarter of 2016, an investigator-sponsored clinical trial was initiated by Drs. Jennifer Eads, Alok Khorana, and Neal Meropol at the Case Western Comprehensive Cancer Center. Enrollment in this study is ongoing.

CB-1158

Our second product candidate, CB-1158, is a first-in-class immuno-oncology metabolic checkpoint inhibitor targeting arginase, an immunosuppressive enzyme in myeloid-derived suppressor cells (“MDSCs”), responsible for T-cell suppression. Significant infiltration by arginase-expressing myeloid cells has been observed in many solid tumor types including lung, colorectal esophageal, bladder, head and neck, kidney cancer, and other tumor types. We have confirmed that arginase-expressing MDSCs are found by immunohistochemistry in a wide range of tumor types including non-small cell lung (both adenocarcinoma and squamous types), gastrointestinal and bladder cancers. CB-1158 is being co-developed with Incyte.

CB-1158 entered clinical trials in September 2016, and is currently being tested in a Phase 1 clinical trial in patients with solid tumors. We presented data in June 2017 at the American Society of Clinical Oncology (“ASCO”) annual meeting. As of the data cut off of April 24, 2017, a total of 17 patients with advanced solid tumors had received single agent doses ranging from 50 to 150 mg twice a day (“BID”) in the ongoing Phase 1 trial. CB-1158 was generally well tolerated with no drug-related serious adverse events.  Treatment related adverse events were limited to one case each of Grade 1 anemia, fatigue, increased ALT and myalgia. No Grade 3 treatment-related adverse events were reported. Reversible, asymptomatic elevations of urinary orotic acid, a highly sensitive marker of urea cycle inhibition, were observed in two patients at 150 mg BID. Plasma levels of arginase were inhibited > 90% in all patients, and in 10 of 11 patients plasma arginine increased 1.5-fold or more. The pharmacokinetics support BID dosing of CB‑1158, as currently tested doses continuously maintained targeted levels of arginase inhibition. The trial is continuing to enroll patients in the dose escalation phase of the study, and expansion cohorts in pre-defined tumor types, to be followed by combination studies with an anti-PD-1 antibody.

In January 2017, we entered into a global collaboration and license agreement for the research, development and commercialization of our small molecule arginase inhibitor CB-1158 in hematology and oncology with Incyte. We are collaborating with Incyte on and co-funding the development of CB-1158 for oncology and hematology indications. Incyte bears 70% and we bear 30% of global development costs, unless we opt out of development co-funding. We have the right to conduct a portion of clinical development studies under the collaboration, including combination studies of a licensed product with any other of our proprietary compounds. If we do not opt out of development co-funding, the parties will share profits and losses in the United States, with 60% to Incyte and 40% to us, and we have the right to co-detail licensed products in the United States. We retain the rights to certain arginase inhibitors for specific indications outside of hematology and oncology. In the first quarter of 2017 Incyte paid us an upfront license fee of $45.0 million and in March 2017, we achieved a development milestone of $12.0 million for which we received payment in May of 2017. Incyte may pay potential development, regulatory and sales milestone payments up to an additional $418.0 million if the profit share is in effect, or an additional $738.0 million if the profit share terminates.

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

For a discussion of our other significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Except for our revenue recognition policy, there have been no material changes in our critical accounting policies during the six months ended June 30, 2017, as compared to those disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Form 10-K dated December 31, 2016, filed with the SEC.

Financial Overview

Collaboration Revenue

Collaboration revenue represents the portion of deferred revenue recognized from a $45.0 million upfront fee and $12.0 million milestone achieved from the Incyte Collaboration Agreement. The upfront payment of $45.0 million is being recognized over the estimated two-year period of performance under the Incyte Collaboration Agreement, ending in January 2019. In the first quarter of 2017, we earned a $12.0 million developmental milestone payment from Incyte, which is being recognized as revenue over the remaining period of performance for the combined unit of accounting.

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred. Net costs associated with co-development activities performed under the Incyte Collaboration Agreement are included in research and development expenses, with any reimbursement of costs by Incyte reflected as a reduction of such expenses.

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

The largest component of our total operating expenses has historically been our investment in research and development activities including the clinical development of our product candidates. We allocate to research and development expenses the salaries, benefits, stock-based compensation expense, and indirect costs of our clinical and preclinical programs on a program-specific basis, and we include these costs in the program-specific expenses. The following table shows our research and development expenses for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Development:
CB-839 (Glutaminase inhibitor)	$7,400	$3,101	$11,026	$5,646
CB-1158 (Arginase inhibitor)	1,026	3,678	2,450	7,186
Total development	8,426	6,779	13,476	12,832
Preclinical and research:
Arginase inhibitors	—	—	—	722
Other preclinical and research	1,716	997	3,306	1,288
Total preclinical and research	1,716	997	3,306	2,010
Total Research and Development	$10,142	$7,776	$16,782	$14,842

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies. We have incurred, and expect to continue to incur, additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, particularly after we cease to be an “emerging growth company.”

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

	Three Months
	Ended June 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Revenue:
Collaboration revenue	$7,255	$—	$7,255	*
Total revenue	7,255	—	7,255	*
Operating expenses:
Research and development	10,142	7,776	2,366	30%
General and administrative	2,848	2,665	183	7%
Total operating expenses	12,990	10,441	2,549	24%
Loss from operations	(5,735)	(10,441)	4,706	-45%
Interest income, net	541	83	458	552%
Net loss	$(5,194)	$(10,358)	$5,164	-50%

*	Percentage not meaningful.

Collaboration Revenue.    Collaboration revenue increased $7.3 million for the three months ended June 30, 2017 and represents the portion of deferred revenue from the $45.0 million upfront fee and $12.0 million milestone achieved in the first quarter of 2017 from the Incyte Collaboration Agreement recognized ratably over the estimated performance period that is consistent with the term of our obligations under the agreement.

Research and Development.    Research and development expenses increased $2.3 million, or 30%, from $7.8 million for the three months ended June 30, 2016 to $10.1 million for the three months ended June 30, 2017. The increase of $2.3 million was primarily due to a $4.3 million increase in the CB-839 program including for Phase 2 start-up activities as well as an increase of $0.7 million from investment in our early stage research programs, partially offset by a decrease of $2.7 million from the CB-1158 program including $2.1 million from Incyte’s co-funding of development costs pursuant to the Incyte Collaboration Agreement.

General and Administrative.    General and administrative expenses increased $0.1 million, or 7%, from $2.7 million for the three months ended June 30, 2016 to $2.8 million for the three months ended June 30, 2017. The increase of $0.1 million was primarily due to increases in professional services and higher personnel-related costs.

Interest Income.    Interest income increased $0.4 million, from $0.1 million for the three months ended June 30, 2016 to $0.5 million for the three months ended June 30, 2017. The increase of $0.4 million was primarily due to higher interest income generated from higher returns on our investments and higher cash equivalents and investment balances compared to the same period in the prior year.

Comparison of the Six Months Ended June 30, 2017 and 2016

	Six Months
	Ended June 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Revenue:
Collaboration revenue	$11,447	$—	$11,447	*
Total revenue	11,447	—	11,447	*
Operating expenses:
Research and development	16,782	14,842	1,940	13%
General and administrative	6,156	5,256	900	17%
Total operating expenses	22,938	20,098	2,840	14%
Loss from operations	(11,491)	(20,098)	8,607	-43%
Other income, net	710	158	552	349%
Net loss	$(10,781)	$(19,940)	$9,159	-46%

*	Percentage not meaningful.

Collaboration Revenue.    Collaboration revenue increased $11.4 million for the six months ended June 30, 2017 and represents the portion of deferred revenue from the $45.0 million upfront fee and $12.0 million milestone achieved in the first quarter of 2017 from the Incyte Collaboration Agreement recognized ratably over the estimated performance period that is consistent with the term of our obligations under the agreement.

Research and Development.    Research and development expenses increased $1.9 million, or 13%, from $14.8 million for the six months ended June 30, 2016 to $16.7 million for the six months ended June 30, 2017. The increase of $1.9 million was primarily due to a $5.4 million increase in the CB-839 program including for Phase 2 start-up activities as well an increase of $2.0 million from investment in our early stage research programs, partially offset by a decrease of $5.5 million from the CB-1158 program including $3.6 million from Incyte’s co-funding of development costs pursuant to the Incyte Collaboration Agreement.

General and Administrative.    General and administrative expenses increased $0.9 million, or 17%, from $5.3 million for the six months ended June 30, 2016 to $6.2 million for the six months ended June 30, 2017. The increase was due to an increase of $0.6 million in professional services primarily related to legal expenses in connection with the Incyte Collaboration Agreement and an increase of $0.3 million primarily related to non-recurring expenses for the sublease of our office and laboratory space in March 2017.

Interest Income.    Interest income increased $0.5 million, from $0.2 million for the six months ended June 30, 2016 to $0.7 million for the six months ended June 30, 2017. The increase of $0.5 million was primarily due to higher interest income generated from higher returns on our investments and higher cash equivalents and investment balances compared to the same period in the prior year.

Liquidity and Capital Resources

As of June 30, 2017, we had cash, cash equivalents and investments of $208.2 million. Our operations have been financed by net proceeds from the sale of shares of our capital stock and revenue from the Incyte Collaboration Agreement.

In November 2015, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock. Up to $50.0 million of the maximum aggregate offering price of $150.0 million may be issued and sold pursuant to an at-the-market offering program (“ATM”) for sales of our common stock under a sales agreement with Cowen and Company, LLC (“Cowen”), our placement agent. During the six months ended June 30, 2017, we sold an aggregate of:

•

7,854,500 shares of common stock pursuant to an underwriting agreement with Leerink Partners LLC as representative of the several underwriters at a public offering price of $10.25 per share for gross proceeds of $80.5 million, resulting in net proceeds of $75.4 million after deducting underwriting fees and offering expenses.

•

4,188,679 shares of common stock pursuant to our ATM offering program with Cowen, at an average price of approximately $9.06 per share for gross proceeds of $38.0 million, resulting in net proceeds of $36.9 million after deducting underwriting fees and offering expenses; and

•

1,720,430 shares of common stock pursuant to our stock purchase agreement with Incyte, at a price of $4.65 per share for gross proceeds of $8.0 million, resulting in net proceeds of $7.9 million after deducting offering expenses.

As of June 30, 2017, approximately $11.5 million of our common stock remained available for sale pursuant to the shelf registration statement. In addition, as of June 30, 2017, we had sold all available shares of common stock under our November 2015 ATM program.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and investments as of June 30, 2017 will be sufficient for us to meet our current operating plan through 2020. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months
	Ended June 30,
	2017	2016
	(in thousands)
Cash provided by (used in) operating activities	$36,419	$(15,248)
Cash provided by (used in) investing activities	$(109,980)	$12,299
Cash provided by financing activities	$120,957	$4,170

Cash Flows Provided By (Used In) Operating Activities

Cash provided by operating activities for the six months ended June 30, 2017 was $36.4 million. Our net loss of $10.8 million was offset in part by non-cash charges of $2.5 million of stock-based compensation and $0.4 million for depreciation and amortization. The change in operating assets and liabilities was primarily related to a $45.6 million increase in deferred revenue and a $1.0 million increase primarily due to the timing of payments for our research and development activities, offset by a $2.3 million increase in the receivable related to the Incyte Collaboration Agreement.

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

Cash Flows Provided By (Used In) Investing Activities

Cash used in investing activities was $110.0 million for the six months ended June 30, 2017 and was related to the purchases of investments of $146.3 million offset by the sale or maturity of investments of $36.9 million, an increase in restricted cash of $0.4 million, and purchase of property and equipment of $0.2 million.

Cash provided by investing activities was $12.3 million for the six months ended June 30, 2016 and was related to the sale or maturity of investments of $36.6 million, offset by purchase of investments of $24.1 million and purchase of property and equipment of $0.2 million.

Cash Flows Provided By Financing Activities

Cash provided by financing activities was $121.0 million for the six months ended June 30, 2017 and was related to $75.4 million in net proceeds from the sale and issuance of common stock related to our public offering, $7.9 million in net proceeds from the issuance of common stock under our stock purchase agreement with Incyte, $36.9 million in net proceeds from the issuance of common stock through our ATM program, and issuance of common stock upon the exercise of stock options and employee stock plan purchases of $0.8 million.

Cash provided by financing activities was $4.2 million for the six months ended June 30, 2016 and was related to net proceeds from the issuance of common stock through our ATM program of $4.0 million and issuance of common stock upon the exercise of stock options and employee stock plan purchases of $0.2 million.

Contractual Obligations and Other Commitments

There have been no material changes to the contractual obligations during the six months ended June 30, 2017, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

During 2016 and the six months ended June 30, 2017, we did not have any off balance sheet arrangements.

Recent Accounting Pronouncements

Please refer to Note 1 to our unaudited condensed consolidated financial statements appearing under Part I, Item 1 for a discussion of new accounting standards updates that may impact us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies and highly rated banks and corporations, subject to certain concentration limits. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. As of June 30, 2017, we had cash, cash equivalents and investments of $208.2 million. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and due to the low risk profile of our investments, a 1% change in interest rates would not have a material impact on the total market value of our portfolio. We have the ability to hold our short-term investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. We actively monitor changes in interest rates. We had no outstanding debt as of June 30, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2017, management, with the participation of our President and Chief Executive Officer (“Principal Executive Officer and Principal Financial Officer”), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer concluded that, as of June 30, 2017, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the following risk factors, in addition to the other information contained in this report on Form 10-Q, including our financial statements and related notes and the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this report could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and our growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. The risks relating to our business set forth in our Annual Report on Form 10-K, filed with the SEC, are set forth below and are unchanged substantively as of June 30, 2017, except for those risks designated by an asterisk (*).

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*

Since our inception, we have incurred significant operating losses. Our net loss was $38.0 million and $10.8 million for year ended December 31, 2016 and the six months ended June 30, 2017, respectively. As of June 30, 2017, we had an accumulated deficit of $133.3 million. To date, we have financed our operations primarily through sales of our capital stock and payments from the Incyte Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

We are very early in our development efforts, which may not be successful.*

We have invested a significant portion of our efforts and financial resources in the identification of our most advanced product candidates, CB-839 and CB-1158, which are being evaluated in Phase 1/2 and Phase 1 clinical trials, respectively. We have entered into the Incyte Collaboration Agreement for the development and commercialization of CB-1158. Pursuant to our agreement, we collaborate on and co-fund the development of CB-1158 for hematology and oncology indications, with Incyte bearing 70% and Calithera bearing 30% of global development costs.  All of our other programs are in research and preclinical development. It is also too early in our development efforts to determine whether our product candidates will demonstrate single-agent activity or will be developed for use in combination with other approved therapies, or both. As a result, the timing and costs of the regulatory paths we will follow and marketing approvals remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of CB-839 and CB-1158. The success of CB-839, CB-1158 and any other product candidates we may develop will depend on many factors, including the following:

•	successful enrollment in, and completion of, clinical trials;
•	demonstrating safety and efficacy;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates;

•	launching commercial sales of the product candidates, if and when approved, whether alone or selectively in collaboration with others;
•	our ability to successfully develop and commercialize small molecule arginase inhibitors, including CB-1158 with Incyte;
•	acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	a continued acceptable safety profile of the products following approval;
•	enforcing and defending intellectual property rights and claims; and
•	other legal, regulatory, compliance and fraud and abuse matters.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the U.S. Food and Drug Administration (“FDA”) or analogous regulatory authorities outside the United States. In addition, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is also affected by other factors, including:

•	severity of the disease under investigation;
•	availability and efficacy of approved medications for the disease under investigation;
•	eligibility criteria for the trial in question;
•	perceived risks and benefits of the product candidate under study;
•	efforts to facilitate timely enrollment in clinical trials;
•	patient referral practices of health care professionals;
•	the ability to monitor patients adequately during and after treatment; and
•	proximity and availability of clinical trial sites for prospective patients.

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

We are in early clinical trials with CB-839 and CB-1158 and we have seen several adverse events (“AEs”) deemed possibly or probably related to study drug in each of those programs. For example, in the CB-839-001 study, treatment-emergent Grade ≥ 3 AEs occurring in >5% of patients included increases in liver enzymes aspartate aminotransferase (“AST”) and alanine aminotransferase (“ALT”). With a change to twice daily dosing with food, only one out of the 66 patients showed a Grade 3 liver enzyme increase. We have treated an insufficient number of patients to fully assess the safety of CB-839 and CB-1158 and, as these trials progress, we may experience frequent or severe adverse events. Our ongoing and planned trials for CB-839 and our and Incyte’s ongoing and planned trials for CB-1158 may fail due to safety issues, and we may need to abandon development of CB-839 or CB-1158. Our other research programs may fail due to preclinical or clinical safety issues, causing us to abandon or delay the development of a product candidate from these programs.

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

Even if any of our product candidates receives marketing approval, we or others may later discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability, or that of any future collaborators, to market the product.*

Clinical trials of our product candidates are conducted in carefully defined sets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

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

Even if any of our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by health care professionals, patients, third party payors and others in the medical community necessary for commercial success.

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by health care professionals, patients, third party payors and others in the medical community for us to achieve commercial success. For example, current cancer treatments like chemotherapy and radiation therapy for certain diseases and conditions are well established in the medical community, and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue to become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;
•	our ability to offer any approved products for sale at competitive prices;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of health care professionals to prescribe these therapies;
•	the strength of marketing and distribution support;
•	sufficient third-party coverage or reimbursement; and
•	the prevalence and severity of any side effects.

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

Factors that may inhibit our efforts to commercialize our product candidates on our own include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to health care professionals or persuade adequate numbers of health care professionals to prescribe any future products; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

We are developing our product candidates for the treatment of various cancers. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well-established therapies and are widely accepted by health care professionals, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates.

There are also a number of product candidates in preclinical and clinical development by third parties to treat cancer by targeting cellular metabolism. Our principal competitors include Abbvie Inc., Advanced Cancer Therapeutics, LLC, Aeglea Biotherapeutics, Inc., Agios Pharmaceuticals, Inc., AstraZeneca plc, Bayer Pharma AG, Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Celgene Corporation, CureTech Ltd., Eli Lilly and Company, Forma Therapeutics Holdings, LLC, Fortress Biotech, Inc., GlaxoSmithKline plc, Incyte Corporation, iTeos Therapeutics SA, Merck & Co., Janssen Biotech, Inc., Merck KGaA, NewLink Genetics Corporation, Novartis International AG, Ono Pharmaceuticals, Co., Ltd, Pfizer Inc., Quantum Pharmaceuticals, Rafael Pharmaceuticals, Inc., Regeneron Pharmaceuticals, Inc., Rhizen Pharmaceuticals SA, Roche Holdings, and its subsidiary Genentech Inc., Sanofi-Aventis Groupe, Sprint Biosciences, Takeda Pharmaceutical Co. Ltd., TG Therapeutics, Inc., and 3-V Biosciences, Inc.

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

We are subject to certain healthcare laws, regulation and enforcement that may impact the commercialization of our product candidates. Failure to comply with such laws, regulations and enforcement could subject us to significant fines and penalties and result in a material adverse effect on our operations and financial condition.*

•

we may be subject to fines, injunctions or the imposition of civil or criminal penalties, in the following areas: the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”), as amended by the Health Information for Economic and Clinical Health Act of 2009 (“HITECH”) which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

•

the federal healthcare programs’ Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•

federal False Claims Act which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

•

the Federal Food, Drug, and Cosmetic Act, which, among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use, and regulates the distribution of drug samples;

•	the Foreign Corrupt Practices Act, which among other things, prohibits bribery of non-US government (i.e., foreign) officials;
•

the PhRMA Code on Interactions with Healthcare Professionals (codified into law in California), which among other things, governs appropriate interactions between pharmaceutical manufacturers and healthcare professionals;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including federal government payers and commercial insurers; and

•

additionally, the compliance environment is changing, with more states, such as California and Massachusetts, mandating implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other states, such as Vermont, District of Columbia, and Minnesota limiting the provision of and/or requiring reporting to state governments of gifts, compensation, and other remuneration to healthcare professionals. Moreover, Section 6002 of the Patient Protection and Affordable Care Act (“PPACA”) includes new requirements for pharmaceuticals manufacturers, among others, to report certain financial arrangements with health care professionals and teaching hospitals, as defined in PPACA, including reporting any payment or “transfer of value” made or distributed to teaching hospitals, prescribers, and other healthcare providers and reporting any ownership and investment interests held by health care professionals and their immediate family members and applicable group purchasing organizations during the preceding calendar year. Section 6002 of PPACA includes in its reporting requirements a broad range of transfers of value (such as, for example, consulting fees, charitable contributions, payments for research, and grants).

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing and manufacture our product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.*

We currently rely and expect to continue to rely on third parties, such as our collaborators, contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials and to conduct some aspects of our research and preclinical testing. Any of these third parties may terminate their engagements with us at any time. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If we need to enter into alternative arrangements, it would delay our product development activities.

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

Third-party manufacturers may not be able to comply with current U.S. Good Manufacturing Practice requirements (“cGMPs”), or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could adversely affect supplies of our product candidates and harm our business and results of operations.

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

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. There have been numerous recent changes to the patent laws and to the rules of the United States Patent and Trademark Office (“USPTO”), which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the Leahy-Smith America Invents Act, which was signed into law in 2011, includes a transition from a “first-to-invent” system to a “first-to-file” system, and changes the way issued patents are challenged. Certain changes, such as the institution of inter partes review proceedings, came into effect on September 16, 2012. Substantive changes to patent law associated with the America Invents Act may affect our ability to obtain patents, and, if obtained, to enforce or defend them in litigation or post-grant proceedings, all of which could harm our business.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements, quality assurance and corresponding maintenance of records and documents and requirements regarding the distribution of samples to health care professionals and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine. The FDA closely regulates the post approval marketing and promotion of drugs to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the health care professionals or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Modernization Act”), changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products.

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

As a public company listed in the United States, we have and will continue to incur significant additional legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the Securities and Exchange Commission (“SEC”) and the NASDAQ Global Select Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”) enacted in April 2012, and for as long as we continue to be an “emerging growth company,” we expect to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will continue to be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering in October 2014, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive by our reliance on these exemptions. If some investors find our common stock less attractive as a result of our choices to reduce disclosure, there may be a less active trading market for our common stock, and our stock price may be more volatile.

If we are unable to maintain proper and effective internal controls over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.*

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot provide effective controls and reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting as of December 31, 2017. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the earliest of the fifth anniversary of the closing of our initial public offering in October 2014 or until we are no longer an “emerging growth company.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from our Public Offering of Common Stock

On October 7, 2014, we closed our initial public offering (“IPO”), in which we issued and sold 8,000,000 shares of our common stock at a public offering price of $10.00 per share, for net proceeds of $71.6 million, after deducting underwriting discounts and commissions of $5.6 million and offering expenses of $2.8 million paid by the Company. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-198355), which was declared effective by the SEC on October 1, 2014. Following the sale of the shares in connection with the closings of the IPO, the offering terminated.

There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated October 1, 2014, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended. Since our IPO and through June 30, 2017, our operating activities have used approximately $53.0 million.

Repurchases of Shares or of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 8, 2017, we entered into a Sales Agreement, or the 2017 Sales Agreement, with Cowen. The 2017 Sales Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Cowen, acting as agent, shares of our common stock having an aggregate offering price of up to $50,000,000, which we refer to as the ATM Shares. We have no obligation to sell any ATM Shares under the 2017 Sales Agreement. The issuance and sale of the ATM Shares, if any, is subject to the effectiveness of a registration statement to be filed on Form S-3 on August 8, 2017 which must be declared effective by the SEC prior to the issuance and sale of the ATM Shares. We make no assurance as to the declaration of effectiveness or the continued effectiveness of such registration statement.

Pursuant to the 2017 Sales Agreement, each time we wish to issue and sell ATM Shares under the 2017 Sales Agreement, which we refer to as a placement, we will notify Cowen with a placement notice containing the parameters within which we desire to sell the ATM Shares, which will at a minimum include the number of ATM Shares to be issued, the time period during which sales are requested to be made, any limitation on the number of ATM Shares that may be sold in any one day and any minimum price below which sales may not be made.

Upon delivery of a placement notice by us, and unless the sale of the ATM Shares described therein has been declined, suspended or otherwise terminated in accordance with the terms of the 2017 Sales Agreement, Cowen, as agent, will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell on behalf of us such ATM Shares up to the amount specified, and otherwise in accordance with the terms of such placement notice.

Pursuant to the 2017 Sales Agreement, Cowen may sell the ATM Shares by any method permitted by law deemed to be an “at the market offering” under Rule 415 of the Securities Act, including without limitation sales made directly on the NASDAQ Global Select Market or on any other existing trading market for our common stock. The 2017 Sales Agreement provides that Cowen will be entitled to compensation for its services in an amount equal to up to 3.0% of gross proceeds from each placement.

The 2017 Sales Agreement may be terminated by Cowen or us at any time upon notice to the other party, or by Cowen at any time in certain circumstances, including but not limited to the occurrence of a material adverse change.

The foregoing description of the 2017 Sales Agreement is qualified in its entirety by reference to the 2017 Sales Agreement, a copy of which will be filed with the SEC as an exhibit to the registration statement.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calithera Biosciences, Inc.

Date: August 8, 2017	By:	/s/ Susan M. Molineaux
Susan M. Molineaux, Ph.D.
President and Chief Executive Officer
(Principal Executive and Principal Financial Officer)

Date: August 8, 2017	By:	/s/ Stephanie Wong
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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.