Form 10-Q
period 2017-09-30
Calithera Biosciences, Inc.
filed 2017-11-02
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, the registrant had 35,476,681 shares of common stock, $0.0001 par value per share, outstanding.

Calithera Biosciences, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2017

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Calithera Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$39,411	$10,601
Short-term investments	126,202	41,180
Receivable from collaboration	2,177	—
Prepaid expenses and other current assets	4,263	1,780
Total current assets	172,053	53,561
Long-term investments	30,920	—
Other assets	758	290
Restricted cash	440	46
Property and equipment, net	1,372	899
Total assets	$205,543	$54,796
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,260	$398
Accrued liabilities	7,146	4,055
Current portion of deferred revenue	29,017	—
Total current liabilities	37,423	4,453
Deferred revenue, less current portion	9,282	—
Deferred rent	746	437
Total liabilities	47,451	4,890
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 200,000 shares authorized as of September 30, 2017 and December 31, 2016; 35,477 and 21,502 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	4	2
Additional paid-in capital	297,569	172,419
Accumulated deficit	(139,358)	(122,502)
Accumulated other comprehensive loss	(123)	(13)
Total stockholders’ equity	158,092	49,906
Total liabilities and stock and stockholders’ equity	$205,543	$54,796

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Collaboration revenue	$7,254	$—	$18,701	$—
Total revenue	7,254	—	18,701	—
Operating expenses:
Research and development	10,833	6,313	27,615	21,155
General and administrative	3,074	2,319	9,230	7,575
Total operating expenses	13,907	8,632	36,845	28,730
Loss from operations	(6,653)	(8,632)	(18,144)	(28,730)
Interest income, net	582	88	1,292	246
Net loss	$(6,071)	$(8,544)	$(16,852)	$(28,484)
Net loss per share, basic and diluted	$(0.17)	$(0.44)	$(0.53)	$(1.50)
Weighted average common shares used to compute net loss per share, basic and diluted	35,475	19,507	32,072	18,963

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(6,071)	$(8,544)	$(16,852)	$(28,484)
Other comprehensive gain (loss):
Net unrealized gain (loss) on available-for-sale securities	11	(22)	(110)	65
Total comprehensive loss	$(6,060)	$(8,566)	$(16,962)	$(28,419)

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows Provided By (Used In) Operating Activities
Net loss	$(16,852)	$(28,484)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	254	222
Amortization of premiums on investments	356	485
Stock-based compensation	3,968	3,187
Loss on disposal of property and equipment	6	—
Changes in operating assets and liabilities:
Receivable from collaboration	(2,177)	—
Prepaid expenses and other current assets	(2,437)	951
Other assets	(468)	205
Accounts payable	767	703
Accrued liabilities	3,089	381
Deferred revenue	38,299	—
Deferred rent	309	98
Net cash provided by (used in) operating activities	25,114	(22,252)

Cash Flows Provided By (Used In) Investing Activities
Purchases of investments	(174,357)	(35,811)
Proceeds from sale or maturity of investments	57,949	56,540
Purchase of property and equipment	(682)	(237)
Change in restricted cash	(394)	—
Net cash provided by (used in) investing activities	(117,484)	20,492

Cash Flows Provided By Financing Activities
Proceeds from issuance of common stock upon public offering, net	75,386	—
Proceeds from issuance of common stock under stock purchase agreement, net	7,914	—
Proceeds from issuance of common stock through an at-the-market offering, net	36,907	6,961
Proceeds from stock option exercises and employee stock plan purchases	973	294
Net cash provided by financing activities	121,180	7,255

Net increase in cash and cash equivalents	28,810	5,495
Cash and cash equivalents at beginning of period	10,601	6,105
Cash and cash equivalents at end of period	$39,411	$11,600

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Unpaid amounts related to property and equipment purchases	$51	$—
Unpaid amounts related to deferred financing costs	$46	$—

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of September 30, 2017, and the statements of operations, comprehensive loss, and cash flows for the nine months ended September 30, 2017 and 2016 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the nine-month periods are also unaudited. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other future annual or interim period. The balance sheet as of December 31, 2016 included herein was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

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

All of the Company’s receivables from collaboration and collaboration revenue are derived from its collaboration and license agreement with Incyte Corporation (“Incyte”) as described in Note 9 Collaboration and Licensing Agreements - Incyte Collaboration and License Agreement.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new standard on revenue from contracts with customers, Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to delay the effective date of the new standard by one year. The standard becomes effective for the Company beginning in the first quarter of 2018. Entities would have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. In 2016, the FASB updated the guidance for reporting revenue gross versus net to improve the implementation guidance on principal versus agent considerations, and for identifying performance obligations and the accounting of intellectual property licenses. In addition, the FASB introduced practical expedients and made narrow scope improvements to the new accounting guidance.

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$4,413	$—	$—	$4,413
Corporate notes and commercial paper	—	96,595	—	96,595
U.S. treasury securities	—	50,114	—	50,114
U.S. government agency securities	—	44,752	—	44,752
Total financial assets	$4,413	$191,461	$—	$195,874

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$9,354	$—	$—	$9,354
Corporate notes and commercial paper	—	23,314	—	23,314
U.S. treasury securities	—	2,000	—	2,000
U.S. government agency securities	—	16,666	—	16,666
Total financial assets	$9,354	$41,980	$—	$51,334

4. Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities and restricted cash, consisted of the following (in thousands):

	September 30, 2017				December 31, 2016
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value

Money market funds	$4,413	$—	$—	$4,413	$9,354	$—	$—	$9,354
Corporate notes and commercial paper	96,625	—	(30)	96,595	23,325	—	(11)	23,314
U.S. treasury securities	50,152	1	(39)	50,114	2,000	—	—	2,000
U.S. government agency securities	44,807	—	(55)	44,752	16,668	1	(3)	16,666
	$195,997	$1	$(124)	$195,874	$51,347	$1	$(14)	$51,334
Classified as:
Cash equivalents				$38,312				$10,108
Short-term investments				126,202				41,180
Long-term investments				30,920				—
Restricted cash				440				46
Total				$195,874				$51,334

At September 30, 2017, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of September 30, 2017, the Company had a total of $196.5 million in cash, cash equivalents, and investments, which includes $1.1 million in cash and $195.4 million in cash equivalents and investments.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued bonus and payroll expenses	$2,462	$2,471
Accrued professional and consulting services	453	202
Accrued clinical and manufacturing expenses	3,848	1,208
Accrued preclinical and research expenses	152	91
Other	231	83
Total accrued liabilities	$7,146	$4,055

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

At-the-Market Offering

In November 2015, the Company entered into a sales agreement with Cowen and Company LLC (“Cowen”), as sales agent and underwriter, pursuant to which the Company could issue and sell shares of its common stock with an aggregate maximum offering price of $50.0 million under an at-the-market offering program (“2015 ATM program”). The Company paid Cowen up to 3% of gross proceeds for the common stock sold through the sales agreement.

During the nine months ended September 30, 2017, the Company sold an aggregate of 4,188,679 shares of common stock pursuant to the 2015 ATM program, at an average price of approximately $9.06 per share for gross proceeds of $38.0 million, resulting in net proceeds of $36.9 million after deducting underwriting fees and offering expenses. As of September 30, 2017, the Company had sold all available shares under the 2015 ATM program.

In August 2017, the Company entered into a sales agreement with Cowen, as sales agent and underwriter, pursuant to which the Company could issue and sell shares of its common stock with an aggregate maximum offering price of $50.0 million under an at-the-market offering program (“2017 ATM program”). The Company will pay Cowen up to 3% of gross proceeds for any common stock sold through the sales agreement. As of September 30, 2017, $50.0 million of common stock remained available for sale under the 2017 ATM program.

7. Stock Based Compensation

A summary of stock option activity is as follows (in thousands, except weighted-average exercise price and contractual term amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Value Intrinsic
Outstanding — December 31, 2016	3,228	$6.41
Options granted	467	$14.49
Options exercised	(131)	$5.74
Options cancelled	(22)	$4.56
Outstanding — September 30, 2017	3,542	$7.52	8.18	$29,827
Exercisable — September 30, 2017	1,422	$7.70	7.23	$11,888
Vested and expected to vest — September 30, 2017	3,542	$7.52	8.18	$29,827

Total stock-based compensation expense related to the Company’s 2010 Equity Incentive Plan, 2014 Equity Incentive Plan and the 2014 Employee Stock Purchase Plan was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$766	$475	$2,115	$1,391
General and administrative	699	598	1,853	1,796
Total stock-based compensation	$1,465	$1,073	$3,968	$3,187

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

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be anti-dilutive were as follows (in thousands):

	September 30,
	2017	2016
Options to purchase common stock	3,542	2,508
Employee stock plan purchases	93	43
Total	3,635	2,551

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

For the three and nine months ended September 30, 2017, the Company recognized revenue from its collaboration with Incyte totaling $7.3 million and $18.7 million, respectively, related to amortization of the $45.0 million upfront fee and the $12.0 million milestone. The remaining balance of $38.3 million is included in deferred revenue at September 30, 2017. For the three and nine months ended September 30, 2017, net costs reimbursable by Incyte were $2.0 million and $5.7 million, respectively, which were recorded as a reduction of research and development expenses in the condensed consolidated statement of operations. As of September 30, 2017, the receivable due from Incyte was $2.2 million.

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division (“Symbioscience”), under which the Company has been granted the exclusive, worldwide license to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare (“Symbioscience License Agreement”). Under the terms of the Symbioscience License Agreement, the Company paid Symbioscience an upfront license fee of $0.3 million, which was recorded in research and development expense in 2014. For the three and nine months ended September 30, 2016, the Company made a milestone payment of $0.4 million and $0.6 million, respectively, which was recorded in research and development expenses in the statement of operations. There were no expenses related to its licensing arrangement with Mars Symbioscience recorded in the three and nine months ended September 30, 2017.

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

vTv License Agreement

In March 2015, the Company entered into a License and Research agreement with High Point Pharmaceuticals, LLC and TransTech Pharma LLC (“collectively TransTech”) under which the Company obtained an exclusive, worldwide license to develop and commercialize TransTech’s hexokinase II inhibitors (“vTv License Agreement”).  The agreement was subsequently assigned by TransTech to its parent company, vTv Therapeutics LLC (“vTv”).  Under the terms of the vTv License Agreement, the Company paid an initial license fee of $0.6 million, which was recorded in research and development expense in 2015. There were no expenses related to its licensing arrangement with vTv recorded in the three and nine months ended September 30, 2017 and 2016.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are also evaluating CB-839 in expansion cohorts in combination with everolimus and cabozantinib. In November 2016, we presented data on 15 evaluable RCC patients, including 12 clear cell patients, and three papillary patients. Ninety-three percent (93%) of these patients had disease control (response or stable disease); one patient had a partial response, one patient had progressive disease, and 13 patients had stable disease. The median progression free survival was 8.5 months and for the majority of patients, their time on therapy is longer than their time on treatment in their prior therapy. In the clear cell patient population the disease control rate was 100% and eight patients remain on study. Patients enrolled in the trial had advanced or metastatic disease and had received a median of two prior treatments, which included tyrosine kinase inhibitors, mTOR inhibitors, and checkpoint inhibitors. Patients were administered CB-839 in oral doses that ranged from 400-800 mg twice a day in combination with a fixed oral dose of everolimus at 10 mg once a day. The addition of CB-839 to full-dose everolimus has been well tolerated, with a similar safety profile to the known profile of everolimus alone. Grade 3 events include two events of hyperglycemia and one event each of diarrhea, anemia and fatigue. We plan to present additional data from this trial in the first quarter of 2018. In addition, we continue to enroll patients in a single arm cohort of patients dosed with CB-839 in combination with cabozantinib, with data expected in 2018.

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

In August 2016, we initiated CX-839-004, a Phase 1/2 clinical trial of CB-839 in combination with the PD-1 inhibitor nivolumab in patients with RCC, melanoma, and non-small cell lung cancer. The Phase 1/2 study will assess the safety, pharmacokinetics and pharmacodynamics of CB-839 and nivolumab. The study will enroll patients who are either naïve to checkpoint inhibitors, had prior nivolumab therapy, or were recently treated with nivolumab without tumor response. Patients may be progressing on nivolumab or failing to respond and will receive CB-839 as an “add-on” therapy. In December 2016, we announced a clinical trial collaboration to evaluate Bristol-Myers Squibb’s nivolumab in combination with CB-839 in two of the cohorts of patients with clear cell RCC. In May 2017, the collaboration with Bristol-Myers Squibb was expanded to include additional RCC cohorts as well as non-small cell lung cancer and melanoma (all study patients). We expect to present initial data from this trial in an oral presentation at the Society for Immunotherapy of Cancer (“SITC”) Annual meeting in November 2017.

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

CB-1158 entered clinical trials in September 2016, and is currently being tested in a Phase 1 clinical trial in patients with solid tumors. We presented data in June 2017 at the American Society of Clinical Oncology (“ASCO”) annual meeting. As of the data cut off of April 24, 2017, a total of 17 patients with advanced solid tumors had received single agent doses ranging from 50 to 150 mg twice a day (“BID”) in the ongoing Phase 1 trial. CB-1158 was generally well tolerated with no drug-related serious adverse events. Treatment related adverse events were limited to one case each of Grade 1 anemia, fatigue, increased ALT and myalgia. No Grade 3 treatment-related adverse events were reported. Reversible, asymptomatic elevations of urinary orotic acid, a highly sensitive marker of urea cycle inhibition, were observed in two patients at 150 mg BID. Plasma levels of arginase were inhibited > 90% in all patients, and in 10 of 11 patients plasma arginine increased 1.5-fold or more. The pharmacokinetics support BID dosing of CB-1158, as currently tested doses continuously maintained targeted levels of arginase inhibition. The recommended Phase 2 dose has been selected, and several cohorts of additional tumor types have been added to the trial design. Expansion cohorts of INCB01158 dosed in combination with Keytruda (pembrolizumab) are expected to enroll patients diagnosed with non-small cell lung cancer, melanoma, urothelial cell carcinoma, colorectal cancer, gastroesophageal cancer, squamous cell head and neck cancer and mesothelioma.

In January 2017, we entered into a global collaboration and license agreement for the research, development and commercialization of our small molecule arginase inhibitor CB-1158 in hematology and oncology with Incyte. We are collaborating with Incyte on and co-funding the development of CB-1158 for oncology and hematology indications. Incyte bears 70% and we bear 30% of global development costs, unless we opt out of development co-funding. We have the right to conduct a portion of clinical development studies under the collaboration, including combination studies of a licensed product with any other of our proprietary compounds. If we do not opt out of development co-funding, the parties will share profits and losses in the United States, with 60% to Incyte and 40% to us, and we have the right to co-detail licensed products in the United States. We retain the rights to certain arginase inhibitors for specific indications outside of hematology and oncology. In the first quarter of 2017, Incyte paid us an upfront license fee of $45.0 million and in March 2017, we achieved a development milestone of $12.0 million for which we received payment in

May of 2017. Incyte may pay potential development, regulatory and sales milestone payments up to an additional $418.0 million if the profit share is in effect, or an additional $738.0 million if the profit share terminates. An additional Phase 1/2 trial is planned to evaluate CB-1158 in combination with various chemotherapy regimens in patients with advanced solid tumors.

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

For a discussion of our other significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Except for our revenue recognition policy, there have been no material changes in our critical accounting policies during the nine months ended September 30, 2017, as compared to those disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Form 10-K dated December 31, 2016, filed with the SEC.

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

The largest component of our total operating expenses has historically been our investment in research and development activities including the clinical development of our product candidates. We allocate to research and development expenses the salaries, benefits, stock-based compensation expense, and indirect costs of our clinical and preclinical programs on a program-specific basis, and we include these costs in the program-specific expenses. The following table shows our research and development expenses for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Development:
CB-839 (Glutaminase inhibitor)	$7,552	$2,712	$18,578	$8,358
CB-1158 (Arginase inhibitor)	1,142	2,435	3,592	9,620
Total development	8,694	5,147	22,170	17,978
Preclinical and research:
Arginase inhibitors	—	—	—	722
Other preclinical and research	2,139	1,166	5,445	2,455
Total preclinical and research	2,139	1,166	5,445	3,177
Total Research and Development	$10,833	$6,313	$27,615	$21,155

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

	Three Months
	Ended September 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Revenue:
Collaboration revenue	$7,254	$—	$7,254	*
Total revenue	7,254	—	7,254	*
Operating expenses:
Research and development	10,833	6,313	4,520	72%
General and administrative	3,074	2,319	755	33%
Total operating expenses	13,907	8,632	5,275	61%
Loss from operations	(6,653)	(8,632)	1,979	-23%
Interest income, net	582	88	494	561%
Net loss	$(6,071)	$(8,544)	$2,473	-29%

*	Percentage not meaningful.

Collaboration Revenue.    Collaboration revenue increased $7.3 million for the three months ended September 30, 2017 and represents the portion of deferred revenue from the $45.0 million upfront fee and $12.0 million milestone achieved in the first quarter of 2017 from the Incyte Collaboration Agreement recognized ratably over the estimated performance period that is consistent with the term of our obligations under the agreement.

Research and Development.    Research and development expenses increased $4.5 million, or 72%, from $6.3 million for the three months ended September 30, 2016 to $10.8 million for the three months ended September 30, 2017. The increase of $4.5 million was due to a $4.8 million increase in the CB-839 program to support our new and ongoing clinical trials, including our two Phase 2 trials which began in the third quarter of 2017, as well as an increase of $1.0 million from investment in our early stage research programs, offset by a decrease of $1.3 million from the CB-1158 program, primarily due to Incyte’s co-funding of development costs pursuant to the Incyte Collaboration Agreement.

General and Administrative. General and administrative expenses increased $0.8 million, or 33%, from $2.3 million for the three months ended September 30, 2016 to $3.1 million for the three months ended September 30, 2017. The increase of $0.8 million was due to increases of $0.4 million in outside professional services and $0.4 million in higher personnel-related costs.

Interest Income.    Interest income increased $0.5 million, from $0.1 million for the three months ended September 30, 2016 to $0.6 million for the three months ended September 30, 2017. The increase of $0.5 million was due to higher interest income generated from higher returns on our investments and higher cash equivalents and investment balances compared to the same period in the prior year.

Comparison of the Nine Months Ended September 30, 2017 and 2016

	Nine Months
	Ended September 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Revenue:
Collaboration revenue	$18,701	$—	$18,701	*
Total revenue	18,701	—	18,701	*
Operating expenses:
Research and development	27,615	21,155	6,460	31%
General and administrative	9,230	7,575	1,655	22%
Total operating expenses	36,845	28,730	8,115	28%
Loss from operations	(18,144)	(28,730)	10,586	-37%
Other income, net	1,292	246	1,046	425%
Net loss	$(16,852)	$(28,484)	$11,632	-41%

*	Percentage not meaningful.

Collaboration Revenue.    Collaboration revenue increased $18.7 million for the nine months ended September 30, 2017 and represents the portion of deferred revenue from the $45.0 million upfront fee and $12.0 million milestone achieved in the first quarter of 2017 from the Incyte Collaboration Agreement recognized ratably over the estimated performance period that is consistent with the term of our obligations under the agreement.

Research and Development.    Research and development expenses increased $6.5 million, or 31%, from $21.1 million for the nine months ended September 30, 2016 to $27.6 million for the nine months ended September 30, 2017. The increase of $6.5 million was due to a $10.2 million increase in the CB-839 program to support our new and ongoing clinical trials, including our Phase 2 trials which began in the third quarter of 2017, as well an increase of $3.0 million from investment in our early stage research programs, offset by a decrease of $6.7 million from the CB-1158 program, primarily due to Incyte’s co-funding of development costs pursuant to the Incyte Collaboration Agreement.

General and Administrative. General and administrative expenses increased $1.6 million, or 22%, from $7.6 million for the nine months ended September 30, 2016 to $9.2 million for the nine months ended September 30, 2017. The increase was due to an increase of $0.8 million in outside professional services, including legal expenses in connection with the Incyte Collaboration Agreement, an increase of $0.5 million related to the expansion of our office and laboratory space and sublease, and an increase of $0.3 million in higher personnel-related costs.

Interest Income.    Interest income increased $1.0 million, from $0.2 million for the nine months ended September 30, 2016 to $1.3 million for the nine months ended September 30, 2017. The increase of $1.0 million was due to higher interest income generated from higher returns on our investments and higher cash equivalents and investment balances compared to the same period in the prior year.

Liquidity and Capital Resources

As of September 30, 2017, we had cash, cash equivalents and investments of $196.5 million. Our operations have been financed by net proceeds from the sale of shares of our capital stock and payments from the Incyte Collaboration Agreement.

In August 2017, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock (“2017 Registration Statement”), replacing the shelf registration statement on Form S-3 we filed with the Securities and Exchange Commission in November 2015, which permitted the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock (“2015 Registration Statement”). $50.0 million of the maximum aggregate offering price of $150.0 million was issued and sold pursuant to an ATM for sales of our common stock under a sales agreement with Cowen and Company, LLC (“Cowen”), our placement agent, under our 2015 Registration Statement (“2015 ATM”). As of September 30, 2017, $250.0 million of our common stock remained available for sale pursuant the 2017 Registration Statement, of which up to $50.0 million may be issued and sold pursuant to an at-the-market offering program (“2017 ATM program”) for sales of our common stock under a sales agreement with Cowen under our 2017 Registration Statement, subject to certain conditions as specified in the sales agreement.

During the nine months ended September 30, 2017, we sold an aggregate of:

•

7,854,500 shares of common stock pursuant to an underwriting agreement with Leerink Partners LLC as representative of the several underwriters at a public offering price of $10.25 per share for gross proceeds of $80.5 million, resulting in net proceeds of $75.4 million after deducting underwriting fees and offering expenses under our 2015 Registration Statement.

•

4,188,679 shares of common stock pursuant to 2015 ATM, at an average price of approximately $9.06 per share for gross proceeds of $38.0 million, resulting in net proceeds of $36.9 million after deducting underwriting fees and offering expenses under the 2015 Registration Statement; and

•

1,720,430 shares of common stock pursuant to our stock purchase agreement with Incyte, at a price of $4.65 per share for gross proceeds of $8.0 million, resulting in net proceeds of $7.9 million after deducting offering expenses under our 2015 Registration Statement.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and investments as of September 30, 2017 will be sufficient for us to meet our current operating plan through 2020. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months
	Ended September 30,
	2017	2016
	(in thousands)
Cash provided by (used in) operating activities	$25,114	$(22,252)
Cash provided by (used in) investing activities	$(117,484)	$20,492
Cash provided by financing activities	$121,180	$7,255

Cash Flows Provided By (Used In) Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2017 was $25.1 million. Our net loss of $16.9 million was offset in part by non-cash charges of $4.0 million of stock-based compensation and $0.6 million for depreciation and amortization. The change in operating assets and liabilities was primarily related to a $38.3 million increase in deferred revenue and a $1.3 million increase primarily due to the timing of payments for our research and development activities, offset by a $2.2 million increase in the receivable related to the Incyte Collaboration Agreement.

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

Cash Flows Provided By (Used In) Investing Activities

Cash used in investing activities was $117.5 million for the nine months ended September 30, 2017 and was related to the purchases of investments of $174.4 million offset by the sale or maturity of investments of $57.9 million, an increase in restricted cash of $0.4 million, and purchase of property and equipment, primarily for leasehold improvements of our office and laboratory space, of $0.7 million.

Cash provided by investing activities was $20.5 million for the nine months ended September 30, 2016 and was related to the sale or maturity of investments of $56.5 million, offset by purchase of investments of $35.8 million and purchase of property and equipment of $0.2 million.

Cash Flows Provided By Financing Activities

Cash provided by financing activities was $121.2 million for the nine months ended September 30, 2017 and was related to $75.4 million in net proceeds from the sale and issuance of common stock related to our public offering, $7.9 million in net proceeds from the issuance of common stock under our stock purchase agreement with Incyte, $36.9 million in net proceeds from the issuance of common stock through our ATM program, and issuance of common stock upon the exercise of stock options and employee stock plan purchases of $1.0 million.

Cash provided by financing activities was $7.3 million for the nine months ended September 30, 2016 and was related to net proceeds from the issuance of common stock through our ATM program of $7.0 million and issuance of common stock upon the exercise of stock options and employee stock plan purchases of $0.3 million.

Contractual Obligations and Other Commitments

There have been no material changes to the contractual obligations during the nine months ended September 30, 2017, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

During 2016 and the nine months ended September 30, 2017, we did not have any off balance sheet arrangements.

Recent Accounting Pronouncements

Please refer to Note 1 to our unaudited condensed consolidated financial statements appearing under Part I, Item 1 for a discussion of new accounting standards updates that may impact us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies and highly rated banks and corporations, subject to certain concentration limits. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. As of September 30, 2017, we had cash, cash equivalents and investments of $196.5 million. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and due to the low risk profile of our investments, a 1% change in interest rates would not have a material impact on the total market value of our portfolio. We have the ability to hold our short-term investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. We actively monitor changes in interest rates. We had no outstanding debt as of September 30, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2017, management, with the participation of our President and Chief Executive Officer (“Principal Executive Officer and Principal Financial Officer”), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer concluded that, as of September 30, 2017, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the following risk factors, in addition to the other information contained in this report on Form 10-Q, including our financial statements and related notes and the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this report could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and our growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. The risks relating to our business set forth in our Annual Report on Form 10-K, filed with the SEC, are set forth below and are unchanged substantively as of September 30, 2017, except for those risks designated by an asterisk (*).

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*

Since our inception, we have incurred significant operating losses. Our net loss was $38.0 million and $16.9 million for year ended December 31, 2016 and the nine months ended September 30, 2017, respectively. As of September 30, 2017, we had an accumulated deficit of $139.4 million. To date, we have financed our operations through sales of our capital stock and payments from the Incyte Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Our short operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.*

We were founded in March 2010 and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and commencing Phase 1 and 2 clinical trials of our product candidates. CB-839 and CB-1158 are currently being evaluated in Phase 2 and 1/2 clinical trials, respectively. All of our other programs are in research and preclinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials required for regulatory approval of our product candidates, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one new product from the time it is discovered to when it is commercially available. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had product candidates in advanced clinical trials.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may alter or delay our plans. We will need to transition from a company with a research focus to a company capable of supporting development activities and, if a product candidate is approved, a company with commercial activities. We may not be successful in any step in such a transition.

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

We are very early in our development efforts, which may not be successful.*

We have invested a significant portion of our efforts and financial resources in the identification of our most advanced product candidates, CB-839 and CB-1158, which are being evaluated in Phase 2 and Phase 1/2 clinical trials, respectively. We have entered into the Incyte Collaboration Agreement for the development and commercialization of CB-1158. Pursuant to our agreement, we collaborate on and co-fund the development of CB-1158 for hematology and oncology indications, with Incyte bearing 70% and Calithera bearing 30% of global development costs. All of our other programs are in research and preclinical development. It is also too early in our development efforts to determine whether our product candidates will demonstrate single-agent activity or will be developed for use in combination with other approved therapies, or both. As a result, the timing and costs of the regulatory paths we will follow and marketing approvals remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of CB-839 and CB-1158. The success of CB-839, CB-1158 and any other product candidates we may develop will depend on many factors, including the following:

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

If serious adverse effects or unexpected characteristics of our product candidates are identified during development, we may need to abandon or limit our development of some or all of our product candidates.*

We are currently evaluating CB-839 and CB-1158 in Phase 2 and Phase 1/2 clinical trials, respectively. All our other programs are in research and preclinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, any current or future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If adverse effects were to arise in patients being treated with any of our product candidates, it could require us to halt, delay or interrupt clinical trials of such product candidate or adversely affect our ability to obtain requisite approvals to advance the development and commercialization of such product candidate. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many agents that initially showed promise in early stage testing for treating cancer or other diseases have later been found to cause side effects that prevented further development of the agent.

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

We are subject to certain healthcare laws, regulation and enforcement that may impact the commercialization of our product candidates. Failure to comply with such laws, regulations and enforcement could subject us to significant fines and penalties and result in a material adverse effect on our operations and financial condition.

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

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial, and that all clinical trial activities conducted by our contract research organizations follow applicable laws and regulations, and are conducted in an ethical and compliant manner. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government sponsored database, available at www.clinicaltrials.gov, within certain timeframes. Failure by us, or any of the third parties working on our behalf, to do the above can result in fines, adverse publicity and civil and criminal sanctions.

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

We may be unable to establish agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for legal and regulatory compliance and quality assurance;
•	the possible breach of the manufacturing agreement by the third party; and
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Third-party manufacturers may not be able to comply with current U.S. Good Manufacturing Practice requirements (“cGMPs”), or similar legal and regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could adversely affect supplies of our product candidates and harm our business and results of operations.

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

We have entered into the Incyte Collaboration Agreement under which we have granted Incyte an exclusive, worldwide license to develop and commercialize small molecule arginase inhibitors for hematology and oncology indications, including CB-1158, which is currently in phase 1/2 clinical trials.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”) enacted in April 2012, and for as long as we continue to be an “emerging growth company,” we expect to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will continue to be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering in October 2014, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive by our reliance on these exemptions. If some investors find our common stock less attractive as a result of our choices to reduce disclosure, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Use of Proceeds from our Public Offering of Common Stock*

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

There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated October 1, 2014, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended. Since our IPO and through September 30, 2017, our operating activities have used approximately $67.0 million.

Repurchases of Shares or of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Index

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Calithera Biosciences, Inc.	8-K	001-36644	3.1	10/07/2014

3.2	Amended and Restated Bylaws of Calithera Biosciences, Inc.	S-1	333-198355	3.4	9/19/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of common stock certificate.	S-1	333-198355	4.1	9/25/2014

10.1	Calithera Biosciences Inc. Severance Benefit Plan.

31.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(a).

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calithera Biosciences, Inc.

Date: November 2, 2017	By:	/s/ Susan M. Molineaux
Susan M. Molineaux, Ph.D.
President and Chief Executive Officer
(Principal Executive and Principal Financial Officer)

Date: November 2, 2017	By:	/s/ Stephanie Wong
Stephanie Wong
Vice President, Finance and Secretary
(Principal Accounting Officer)