Form 10-K
period 2017-12-31
Calithera Biosciences, Inc.
filed 2018-03-08
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $452.6 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market of $14.85 per share.

The number of shares of Registrant’s Common Stock outstanding as of March 6, 2018 was 35,808,227.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement relating to the 2018 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and portions of such are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2017, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A - Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or the SEC, after the date of this Annual Report on Form 10-K.

PART I

Item 1.	Business.

Overview

We are a clinical-stage bio-pharmaceutical company focused on fighting cancer by discovering and developing novel small molecule oncology drugs that target tumor and immune cell metabolism. Tumor metabolism and immuno-oncology have emerged as promising new fields for cancer drug discovery, and recent clinical successes with therapeutic agents in each field have demonstrated the potential to create fundamentally new therapies for cancer patients. With our unique oncometabolism approach, we have discovered two small molecule drug candidates that are currently in clinical development. These agents take advantage of the unique metabolic requirements of tumor cells and cancer-fighting immune cells. Our lead product candidate, CB-839, is an internally discovered, first-in-class oral inhibitor of glutaminase, a critical enzyme in tumor cells. Our strategy is to develop CB-839 as combination therapy with approved agents, in order to improve the treatment of patients with cancer. We are currently evaluating CB‑839 in multiple Phase 2 trials in patients with renal cell carcinoma, triple negative breast cancer, and other solid tumors. CB-839 is currently in a Phase 1/2 trial in combination with nivolumab for the treatment of solid tumors. Our product candidate, INCB001158, also known as CB-1158, is a first-in-class oral inhibitor of arginase, an enzyme that depletes the amino acid arginine, a key metabolic nutrient for T‑cells, and it is being co-developed with Incyte Corporation, or Incyte, for hematology and oncology indications. INCB001158 is currently being tested in multiple Phase 1/2 trials as a monotherapy and in combination with other anti-cancer agents.

We are a fully integrated biopharmaceutical company with expertise in biology and chemistry, and our ongoing research efforts are focused on discovering additional product candidates against novel tumor metabolism and immunology targets.

Our lead product candidate, CB-839, takes advantage of the pronounced dependency many cancers have on the nutrient glutamine for growth and survival. CB-839 inhibits glutaminase, an enzyme required by cancer cells to utilize glutamine effectively. In preclinical studies, CB-839 demonstrated broad antitumor activity in tumor cell lines, inhibited the growth of human tumors in animal models, and was well-tolerated in toxicity studies. CB-839 was also synergistic with several different classes of approved, standard of care cancer therapeutics. CB-839 may also have the potential to work in combination with immuno-oncology, or I-O therapeutics. Glutamine, which is frequently depleted in the tumor microenvironment due to avid uptake by tumor cells, has been shown to be an important nutrient for T-cell proliferation. Administration of CB-839 to tumor-bearing animals substantially enhances the anti-tumor activity of checkpoint inhibitors and thereby enables T-cells to proliferate. We believe CB-839 has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers, and is the only selective glutaminase inhibitor currently in clinical trials. We currently retain all commercial rights to CB-839 and have been granted a U.S. patent, which includes composition of matter coverage for CB-839 through 2032.

Our product candidate INCB001158, is a potent and selective orally bioavailable inhibitor of the enzyme arginase, that was discovered at Calithera and is being co-developed with Incyte. Arginase depletes arginine, a nutrient that is critical for the activation and proliferation of the body’s cancer-fighting immune cells, such as cytotoxic T-cells and natural killer (NK)-cells. During normal activation of the immune system, arginase, which is expressed by suppressive myeloid immune cells, plays an important role in halting T-cell proliferation. But in many tumors, including lung, gastrointestinal, bladder, renal cancer, squamous cell cancer of the head and neck, and acute myeloid leukemia, arginase-expressing myeloid cells accumulate and maintain an immunosuppressive environment, blocking the ability of T-cells and NK-cells to kill cancer cells. We believe that inhibitors of arginase can promote an anti-tumor immune response by restoring arginine levels, thereby allowing activation of the body’s own immune cells, including cytotoxic T-cells and NK-cells. INCB001158 is currently being evaluated in two Phase 1/2 solid tumor clinical trials and a third trial is expected to begin in the first half of 2018. We retain the rights to develop a second arginase inhibitor in non-oncology indications.

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

Tumor metabolism and tumor immunology represent two emerging fields for the development of therapeutics that can address the challenges presented in treating cancers with multiple mutations or with mutations that are difficult to inhibit. Certain fundamental changes in the metabolic pathways of cancer cells are observed in many cancer types with different mutational backgrounds. Therapeutic agents that can take advantage of these changes in metabolism have the potential to act broadly against many cancers. Similarly, genetically diverse tumor types have developed mechanisms to escape destruction by the body’s immune system. Pharmacological activation of the immune system with agents such as nivolumab (marketed as Opdivo®), has resulted in favorable outcomes in many tumor types, including melanoma, non-small cell lung cancer and renal cell cancer. We believe additional opportunities exist to develop novel therapeutics that can further enhance the cancer-fighting ability of the immune system, either as single agents, or in combination with approved therapeutics.

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

Alterations in the fundamental metabolic pathways of tumors often cause a dramatic rise in the uptake of the nutrients glucose and glutamine. Uptake of these agents is often significantly greater in tumor tissue than in surrounding normal tissue. We believe the enhanced uptake of glucose and glutamine by tumors occurs because of their greater need for these nutrients for growth and survival. The primary goal of drugs targeting tumor metabolism pathways is to take advantage of cancer-specific nutrient dependencies to block cancer growth. Changes in cellular metabolism are remarkably consistent across many tumor types, yet are fundamentally different from normal cells, providing the potential to develop broadly applicable agents that target these altered pathways, but have less toxicity than standard cytotoxic drugs.

Rationale for Targeting Immune Cell Metabolism

Immune surveillance is the process whereby the body identifies pathogens as well as abnormal cells that are either infected with viruses or have become cancerous. Upon recognition of foreign or abnormal cells, a number of immune processes are activated to allow the body to attack and clear cells. However, excessive or inappropriate activation of the immune system can have negative consequences such as autoimmune disease, inflammation, or maternal-fetal rejection. Compensatory mechanisms have evolved to control excessive inflammatory activity by dampening the immune stimulation. Cancerous cells that successfully evade immune surveillance do so, in part, by blocking or reducing immune-stimulatory and/or enhancing immune-inhibitory activities. Immuno-oncology therapies interfere with mechanisms that tumors have used to evade immune surveillance. Immune checkpoint proteins including programmed death protein-1 (PD-1), programmed death ligand-1 (PD-L1) and CTLA-4 are specific molecules on tumor cells and T-cells that reduce the ability of T-cells to accomplish cytotoxic killing of tumor cells. Antibodies to PD-1, PD-L1 and CTLA-4, known as checkpoint inhibitors, block these molecules and allow T‑cells to become activated and to kill tumor cells. These agents have demonstrated a survival benefit in patients.

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

Calithera is developing agents that are aimed at supporting the nutritional needs of T-cells and NK cells for glutamine and arginine, allowing the proliferation and activation of quiescent T-cells. This program is analogous to the effect of IDO on the availability of tryptophan in the tumor microenvironment. We are evaluating both CB-839 and INCB001158 in combination with immune therapies during clinical development.

Our Programs

Our Glutaminase Program—a Dual Tumor Metabolism and Immuno-Oncology Target

It has been known for more than 50 years that most cancer cells require glutamine to thrive. Glutaminase converts glutamine to glutamate, an amino acid required by cells for several essential functions. Many cancer cells, unlike normal cells, are dependent upon the enzyme glutaminase to make sufficient amounts of glutamate to grow and survive. This higher dependency upon the glutaminase pathway is likely due to an alternate use of the tricarboxylic acid cycle (also known as TCA or Krebs cycle) in cancer cells to generate energy and metabolic intermediates required for cell growth and survival. Glutaminase inhibition in tumors implanted in animals leads to tumor reduction and marked reduction in downstream metabolic intermediates including amino acids, nucleotides and glutathione, whereas these metabolic intermediates are largely unaffected in normal tissues. This supports our hypothesis that glutaminase inhibitors can selectively target tumors. When combined with therapeutic agents that target growth factor receptors and downstream signaling pathways known to increase glucose utilization in tumor cells, it is possible to block glucose and glutamine, which we believe can provide an enhanced therapeutic benefit.

During an immune response, T-cell metabolism partially resembles the metabolism of cancer cells, and the need for both glucose and glutamine increases markedly. The expression of the checkpoint PD-1 on T-cells following activation inhibits the uptake and utilization of glucose and blocks rapid proliferation. The checkpoint inhibitors that block PD-L1 or PD-1 restore the ability of T-cells to utilize glucose. However, T-cells require both glucose and glutamine to proliferate. We believe that the accumulation of glutamine during glutaminase inhibition has the indirect effect of supplying T-cells and NK cells with a needed nutrient. Since T-cell proliferation, unlike cancer cell proliferation, is not strongly inhibited by CB-839, we believe that combining CB-839 with inhibitors of the PD-L1/PD-1 checkpoint will support the full activation and expansion of cytotoxic immune cells in the nutrient-deprived tumor microenvironment and enhance anti-tumor responses.

Our Glutaminase Inhibitor CB-839

CB-839 is an internally-discovered, first-in-class, oral, small molecule glutaminase inhibitor. It takes advantage of the pronounced dependency many cancers have on the nutrient glutamine for growth and survival. It is a potent, selective, reversible and orally bioavailable inhibitor of human glutaminase. CB-839 binds to a unique site on glutaminase that is distinct from the site that binds glutamine, thereby reducing the potential for undesirable side effects due to inhibition of other enzymes and receptors that bind glutamine. We believe that CB-839 is the only selective glutaminase inhibitor currently in clinical trials. Our strategy is to develop CB-839 as a combination therapy with approved agents, including checkpoint inhibitors, in order to improve the treatment of patients with solid tumors. We are currently evaluating CB‑839 in Phase 2 trials in renal cell carcinoma, triple negative breast cancer and other solid tumors.

Preclinical Activity of CB-839

In our preclinical studies, CB-839 demonstrated anti-proliferative and cell killing activity across a panel of tumor cell lines. At plasma concentrations of CB-839 of 300 nM or above, maximal effects on glutamine and glutamate levels in tumors were observed. In contrast, normal tissues in the same animals showed only small changes in the levels of glutamine and glutamate, despite exposure to high levels of CB-839. We believe that normal cells and tissues can utilize other pathways to produce glutamate, whereas most tumor cells have been genetically re-wired to be highly reliant on glutaminase as their principal source of glutamate. This provides a potential explanation for why high doses of CB-839 are well tolerated in animals.

In addition to showing single agent activity across a wide range of cells from different tumor types, CB-839 also acted synergistically when combined with drugs that target the Ras/Raf and PI3K/mTOR branches of growth factor signaling pathways. The two agents acting together have a greater effect on the growth and survival of tumor cells than either agent used separately. CB-839 was synergistic with the epidermal growth factor receptor, or EGFR, inhibitor erlotinib (marketed as Tarceva®) in non-small cell lung cancer, or NSCLC cells, with the multikinase inhibitors sunitinib (marketed as Sutent®), sorafenib (marketed as Nexavar®), trametinib (marketed as Mekinist®), selumetinib (in development), pazopanib (marketed as Votrient®), and cabozantinib (marketed as Cabometyx®) and the mTOR inhibitors everolimus (marketed as Afinitor®) and temsirolimus (marketed as Toricel®) in renal cell carcinoma, or RCC, cells. We believe these synergistic activities likely result from the fact that growth factor pathways control tumor metabolism and ultimately tumor cell dependence on glutamine and glucose.

Glutaminase inhibition blocks the formation of key metabolic intermediates needed for nucleotide synthesis in cancer cells and enhances the activity of DNA synthesis blocking agents, such as cdk4/6 inhibitors, and DNA repair inhibitors, such as PARP inhibitors. CB-839 is synergistic with the CDK4/6 inhibitor palbociclib in ER+, estrogen-resistant breast cancer lines, which results from enhanced cell cycle blockade. Furthermore, CB-839 was recently shown to induce double-strand DNA breaks in tumor cells and had synergistic activity in vitro and in vivo in RCC cell lines with the PARP inhibitor olaparib+ (marketed as Lynparza®).

Inhibition of glutaminase also results in reduction in tumor pools of the antioxidant glutathione. The master transcriptional regulator NRF2 induces more than 200 genes related to antioxidant stress including genes responsible for glutathione biosynthesis. Somatic mutations in the NRF2/KEAP1 pathway are present in lung cancers, head and neck cancers, HCC and other cancer types. Lung cancer models with NRF2/KEAP1 pathway mutations showed marked sensitivity to inhibition by CB-839 which is believed to be due to pronounced dependence on tumor cell glutathione production that is blocked by glutaminase inhibition.

CB-839 also acted synergistically when combined with I-O drugs that inhibited the PD-1/PD-L1 immune cell checkpoint.  Because many tumor cells consume large quantities of glutamine, an important nutrient for T-cells and NK cells, the tumor microenvironment is thought to be severely depleted of this nutrient. We believe that T-cells and NK cells benefit indirectly from treatment with CB-839 by the increased availability of glutamine in the tumor microenvironment. CB-839 significantly increased the number of tumor regressions observed in syngeneic mice bearing CT-26 colorectal tumors when used in combination with an anti-PD‑1 checkpoint inhibitor, as shown in the figure below. Similar activity was observed when an anti-PD-L1 checkpoint inhibitor was used in combination with CB-839. Anti PD-1 is known to increase glucose utilization in T-cells, and we believe that CB-839, by blocking tumor consumption of glutamine, increases the concentration of glutamine in the tumor microenvironment to further activate and stimulate the proliferation of T-cells and NK cells.

In investigational new drug, or IND, enabling toxicity studies, CB-839 was well tolerated, with no dose limiting toxicities observed in either study. The plasma concentration of CB-839 measured at the highest dose in rats in these studies was greater than ten-fold above the 300 nM concentration required in mice to achieve maximal effects on glutamine and glutamate levels in tumors and suppress tumor growth. In independent studies, CB-839 was shown to distribute broadly to all tissues except the brain, indicating that glutaminase could be strongly inhibited in normal tissues without causing any major toxicological effects.

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

CB-839 has been generally well-tolerated using doses up to 1000 mg. The primary treatment-related toxicities with monotherapy CB-839 that have been observed to date on the CX-839-001 study include fatigue, gastrointestinal events (nausea, vomiting, and constipation), elevations in liver function tests, or LFTs, and photophobia. The majority of these adverse events have been mild to moderate (Grade 1/2) in severity. A similar safety profile has been observed on the CX-839-002 and -003 trials with the exception of a greater incidence of treatment emergent hematological toxicities, generally not considered treatment related.

Renal Cell Carcinoma (RCC)

According to the National Cancer Institute, renal cell carcinoma was diagnosed in approximately 63,990 people in 2017 in the United States. Approximately 50% of renal cell carcinoma patients will require chemotherapy at some point to treat their metastatic disease. Clear cell is the most common form of kidney cancer comprising 75-85% of cases. Most patients with clear cell RCC lack the tumor suppressor gene VHL. Preclinical studies by academic researchers have shown that VHL-deficient cell lines have an increased requirement for glutamine due to a loss of ability to make fatty acids from glucose. Accordingly, we believe that most patients with RCC tumors will have increased susceptibility to inhibition of glutaminase with CB‑839.

CB-839 was evaluated as a monotherapy in an RCC cohort in the dose expansion stage of our solid tumor Phase 1 clinical trial CX-839-001. As of December 31, 2017, 20 efficacy-evaluable RCC patients were treated with single agent CB-839 on the BID dosing schedule. One patient achieved a partial response with a substantial decrease in target lesions (32%), including a dramatic improvement in the patient’s extensive lymphadenopathy. A total of 10 patients (50%) showed stable disease or better.

In January 2018, we presented the Phase 1B RCC data of CB-839 in combination with everolimus and cabozantinib which supports the development of CB-839 in two randomized Phase 2 trials. In an updated presentation of CB-839 in combination with everolimus, 24 RCC patients, with a median of 3 prior therapies, were treated and evaluable for response. Ninety-two percent (92%) of patients experienced control of their disease, including one patient with a partial response and 21 patients with stable disease. The median progression free survival was 5.8 months, which compares favorably to historical data in this patient population. Patients were administered CB-839 in oral doses that ranged from 400-800 mg twice a day in combination with a fixed oral dose of everolimus at 10 mg once a day. The addition of CB-839 to full-dose everolimus has been well tolerated, with a similar safety profile to the known profile of everolimus alone. We also presented initial data on 12 evaluable RCC patients treated with CB-839 in combination with cabozantinib, including 10 clear cell patients, and two papillary patients. One hundred percent of evaluable patients experienced tumor shrinkage and disease control; this includes four patients who had a partial response and eight patients who had stable disease. In the clear cell patient population, the disease control rate was 100% and the response rate was 40%. Patients enrolled in the trial had advanced or metastatic disease and had received a median of three prior treatments, which included tyrosine kinase inhibitors, mTOR inhibitors, and checkpoint inhibitors. Patients were administered CB-839 in oral doses that ranged from 600-800 mg twice a day in combination with a fixed oral dose of cabozantinib at 60 mg once a day.

On the basis of the efficacy and safety data presented, we plan to enroll two Phase 2 randomized clinical trials of CB-839 for the treatment of RCC. The Phase 2 ENTRATA trial of CB-839 in combination with everolimus in late stage patients was initiated in August 2017. The randomized, double-blind, placebo-controlled trial is designed to evaluate the safety and efficacy of CB-839 in combination with everolimus versus placebo with everolimus in approximately 65 patients with metastatic, clear cell RCC patients who have been treated with at least two prior lines of systemic therapy including a VEGFR-targeting tyrosine kinase inhibitor and at least one of either cabozantinib or an active PD-1/PD-L1 inhibitor. Patients will be randomized in a 2:1 ratio. The primary endpoint is progression free survival; overall survival will be assessed as a secondary endpoint. The multicenter study will be conducted at multiple sites in the United States (NCT03163667) and is expected to be fully enrolled in 2018, with primary endpoint analysis in 2019.

We plan to initiate the CANTATA trial, a Phase 2 randomized, placebo-controlled trial comparing CB-839 in combination with cabozantinib versus placebo in combination with cabozantinib in approximately 300 clear cell renal cell carcinoma patients whom have previously received one or two prior lines of therapy, including a prior anti-angiogenic agent or nivolumab. Patients will be randomized in a 1:1 ratio. The primary endpoint is progression free survival; overall survival will be assessed as a secondary endpoint by independent review. Patients will be stratified by IMDC risk category and prior treatment with anti-PD(L)1 therapy. The study has 80% power to show a 35% improvement in progression free survival. In support of the CANTATA trial, Exelixis has entered into a material supply agreement with us for cabozantinib. The CANTATA trial is planned to initiate in the second quarter of 2018 (NCT03428217), and is expected to take approximately two years to reach the primary endpoint analysis.

Triple-Negative Breast Cancer (TNBC)

According to the American Cancer Society, over 265,000 new cases of invasive breast cancer were diagnosed in the United States and approximately 41,000 women will die from the disease in 2018. Between 10% and 20% of newly diagnosed cases of breast cancer are classified as triple-negative breast cancer. TNBC is a subset of breast cancer that lacks the estrogen receptor, the progesterone receptor, and the HER2 receptor. TNBC patients have relatively few treatment options since they lack expression of the targets for hormone- and HER2-based therapeutics. TNBC tends to have a higher rate of metastasis, recurs sooner following first line treatment and has a poorer prognosis and a lower overall survival rate than other subtypes of breast cancer. The incidence of TNBC is higher among African American women.

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

In the Phase 1 trial CX-839-001, we enrolled an expansion cohort of refractory TNBC patients treated with CB-839 as a single agent and an additional cohort of refractory patients treated with CB-839 in combination with paclitaxel. In the monotherapy cohort, one patient showed a 23% decrease in target lesions and remained on study for over 15 months.

In December 2017, we presented data on 49 triple negative breast cancer patients treated with doses of CB-839 of 400, 600 or 800 mg bid in combination with 80 mg/m2 IV paclitaxel, weekly, three weeks out of four; 44 were evaluable for response. Patients were heavily pretreated, having received a median of 3 prior therapies for advanced metastatic disease. A majority of patients had received prior taxane therapy in either the neo-adjuvant (37%) or metastatic setting (51%). Among all evaluable patients treated with CB-839 doses of at least 600 mg bid (n=37), there were 8 partial responses (22%) and disease control (response or stable disease) in 22 patients (59%). Among African Americans, there was a 36% response rate in patients who had received previous taxanes in the metastatic setting; all responders were refractory to prior taxanes. Exploratory biomarker analysis shows a trend for the strongest clinical benefit occurring in patients with desmoplastic stromal gene expression signatures. The combination of CB-839 and paclitaxel has been well tolerated to date, with adverse events that have been primarily low grade and reversible. There was one case of dose-limiting, recurrent Grade 3 neutropenia at the 400 mg dose level, which led to a reduction in the dose of paclitaxel for that patient. The most frequent adverse event ≥ Grade 3 was neutropenia (27%). A low rate of ≥ Grade 3 peripheral neuropathy (4.2%) was observed despite 88% of the patients having prior taxane exposure.

In July 2017, we initiated CX-839-007, a Phase 2 trial of CB-839 with paclitaxel in TNBC patients. Four single arm, open label, cohorts of African American and non-African American patients will be treated in both the early stage setting, where patients have no prior taxane treatment, as well as the late stage setting after prior taxane. The primary endpoint of this trial is objective response rate and we will assess a number of predictive biomarkers. We plan to present an update on our TNBC development program in the fourth quarter of 2018.

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

In August 2016 we initiated CX-839-004, a Phase 1/2 clinical trial of CB-839 in combination with the PD-1 inhibitor nivolumab in patients with RCC, melanoma, and NSCLC. The Phase 1/2 study is designed to assess the safety, pharmacokinetics and pharmacodynamics of CB-839 and nivolumab.

In November 2017, we presented initial data from the ongoing study of five patient cohorts. The study enrolled three cohorts of patients who have received a checkpoint inhibitor (PD-1/PD-L1) in the most recent line of therapy. Among 16 evaluable melanoma patients, all of whom were progressing on a checkpoint inhibitor at study entry, one patient achieved a complete response and two patients achieved partial responses. The overall response rate in this cohort was 19%, and the overall disease control rate was 44%. Among six evaluable NSCLC patients, all of whom were progressing on a checkpoint inhibitor at study entry, 67% experienced stable disease. Among eight evaluable RCC patients, 75% were progressing and 25% had stable disease at study entry. Stable disease was achieved in 75%, all of whom were progressing on a checkpoint inhibitor at study entry. The study enrolled one cohort of RCC patients who have received a checkpoint inhibitor in any prior line of therapy, but never achieved a response to checkpoint therapy. Among seven evaluable checkpoint inhibitor experienced RCC patients with a median of four prior lines of therapy, 57% experienced stable disease. The study enrolled another cohort of RCC patients who were previously treated with VEGF inhibiting therapy and were naïve to checkpoint inhibitors. Among 19 evaluable checkpoint inhibitor naïve RCC patients, four patients (21%) achieved a partial response and disease control rate was 74%. An analysis of all safety evaluable patients demonstrated that CB-839 was well tolerated when combined with nivolumab in melanoma, RCC and NSCLC patients. During dose escalation of the combination therapy, there was one report of dose limiting Grade 3 ALT increase; however, no maximum tolerated dose was reported. The majority of adverse events reported have been mild to moderate with the most common being fatigue, nausea and photophobia. With 3.7% immune-related adverse events Grade ≥ 3, the data suggest there was no apparent increase in the rate or severity of immune related events compared to historical rates.

A collaboration with Bristol-Myers Squibb, originally announced in December 2016 to evaluate nivolumab in combination with CB-839 in patients with RCC, was expanded in May 2017 to include melanoma and NSCLC. In November 2017, the melanoma cohort was expanded to enroll additional patients and the collaboration was expanded such that subsequent melanoma development costs will be shared, and a joint development committee will be established to guide the development and regulatory strategy of the combination therapy.

PIK3CA-mutated Colorectal Carcinoma (CRC)

The oncogene PIK3CA, which encodes the p110α catalytic subunit of phosphatidylinositol-3-kinase α, is one of the most frequently mutated oncogenes in human cancers. Mutations in PIK3CA are found in approximately 10-20% CRC, which will result in between 13,000 and 26,000 new cases diagnosed in the United States in 2018.

An academic research group at Case Western Reserve University demonstrated that single agent CB-839 inhibits the growth of CRCs with PIK3CA mutations in immune-compromised mice, but CRC tumors with a normal PIK3CA gene were not inhibited. Remarkably, the combination of CB-839 with 5-florouracil induced complete and long-lasting tumor regressions in animals bearing PIK3CA mutant CRC tumors, but not tumors with normal PIK3CA, suggesting that this combinational therapy may be a unique and effective approach in the clinic. An investigator-sponsored clinical trial was initiated by Drs. Jennifer Eads, Alok Khorana, and Neal Meropol, at the Case Western Comprehensive Cancer Center in 2016. Enrollment in this study is ongoing and data from this trial have been submitted by the investigators for presentation at a medical meeting in the second quarter of 2018.

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

We believe that arginase inhibitors can promote an anti-tumor immune response by restoring arginine levels, thereby allowing activation of the body’s cytotoxic T-cells. A similar process exists whereby cytotoxic T-cells are blocked from activation through depletion of the amino acid tryptophan. Indoleamine 2,3-dioxygenase, or IDO, a tryptophan metabolizing enzyme, depletes tryptophan from the tumor microenvironment resulting in suppression of T-cell function. Several clinical trials of IDO inhibitors are currently ongoing and early clinical results with epacadostat (an IDO inhibitor from Incyte) have demonstrated combination activity with ipilimumab, or anti CTLA-4, and anti-PD-1 antibodies.

We have identified INCB001158 and a portfolio of other small molecule arginase inhibitors that show high potency and oral bioavailability. In January, we announced that we entered into a global collaboration and license agreement for the research, development and commercialization of our small molecule arginase inhibitor INCB001158 in hematology and oncology with Incyte Corporation. Calithera and Incyte are collaborating on and co-funding the development of INCB001158 for oncology and hematology indications, with Incyte bearing 70% and Calithera bearing 30% of global development costs, unless Calithera opts out of development co-funding. Calithera has the right to conduct a portion of clinical development studies under the collaboration, including combination studies of a licensed product with a proprietary compound of Calithera. If Calithera does not opt out of development co-funding, the parties will share profits and losses in the U.S., with 60% to Incyte and 40% to Calithera, and Calithera will have the right to co-detail the licensed product in the U.S. Calithera retains rights to certain arginase inhibitors for specific indications outside of hematology and oncology.

INCB001158 has single agent anti-tumor activity in syngeneic mouse tumor models that has been demonstrated to act through an immune mechanism. The compound reduces the growth rate of mouse melanoma and lung tumors in immunocompetent mice when administered as a single agent. INCB001158 also enhances the activity of checkpoint inhibitors in the mouse breast cancer 4T1 model.  In this model, checkpoint inhibitors including anti-PD-1 and anti-CTLA-4 have no effect even when administered together. INCB001158 has anti-tumor activity in this model when added to a combination of anti-PD-1 and anti-CTLA-4; furthermore, we observed a 75% decrease in the number of lung metastases that were observed when INCB001158 was added to this regimen.

Inhibition of tumor growth was accompanied by an increase in the local concentration of arginine, and the induction of multiple pro-inflammatory changes in the tumor microenvironment. Treatment with INCB001158 also enhanced the anti-tumor activity of adoptive T-cell therapy, checkpoint blockade and chemotherapy in animal models.

INCB001158 entered clinical trials in September 2016, and is currently being tested in a Phase 1 clinical trial in patients with solid tumors. The Phase 1 trial (NCT02903914) is designed to evaluate the safety and recommended Phase 2 dose of INCB001158 as a monotherapy, and in combination with immune checkpoint therapy. We presented mono-therapy data in June 2017 at the American Society of Clinical Oncology, or ASCO, annual meeting. As of the data cut off-of April 24, 2017, a total of 17 patients with advanced solid tumors had received single agent doses ranging from 50 to 150 mg twice a day in the ongoing Phase 1 trial. INCB001158 was generally well tolerated with no drug-related serious adverse events. Treatment related adverse events were limited to one case each of Grade 1 anemia, fatigue, increased ALT and myalgia. No Grade 3 treatment-related adverse events were reported. Reversible, asymptomatic elevations of urinary orotic acid, a highly sensitive marker of urea cycle inhibition, were observed in two patients at 150 mg BID. Plasma levels of arginase were inhibited > 90% in all patients, and in 10 of 11 patients plasma arginine increased 1.5-fold or more. The pharmacokinetics support BID dosing of INCB001158, as currently tested doses continuously maintained targeted levels of arginase inhibition.

The recommended Phase 2 monotherapy dose has been selected, and several Keytruda® combination cohorts of additional tumor types have been added to the trial design. Expansion cohorts of INCB001158 dosed in combination with Keytruda® are expected to enroll patients diagnosed with non-small cell lung cancer, melanoma, urothelial cell carcinoma, colorectal cancer, gastroesophageal cancer, squamous cell head and neck cancer and mesothelioma. A second clinical trial (NCT03314935) designed to evaluate INCB001158 in combination with chemotherapy opened for enrollment in November 2017. The Phase 1/2 trial in patients with solid tumors (including metastatic microsatellite stable colorectal cancer, biliary tract cancer, gastroesophageal cancer, endometrial cancer or ovarian cancer), will evaluate INCB001158 administered orally twice daily with either FOLFOX, gemcitabine/cisplatin or paclitaxel. Primary endpoints include safety and objective response rate. A third clinical trial (NCT03361228) is designed to evaluate the safety and antitumor activity of INCB001158 plus epacadostat, with or without pembrolizumab, in patients with advanced or metastatic solid tumors. The trial is expected to begin in the first half of 2018. We believe that INCB001158 is the only arginase inhibitor in clinical development.

Arginase has been proposed to be critical in the pathophysiology of several non-oncology diseases, including cystic fibrosis. Sputum from patients with cystic fibrosis (CF) has elevated arginase activity and diminished arginine. Reduced arginine is thought to exacerbate pulmonary disease in CF by impairing production of nitric oxide, leading to diminished airway function and anti-bacterial immune response. Reduced airway nitric oxide has been observed in the bronchial airways of patients with CF, which directly correlated with worsened lung function, and increased colonization with pathogens including P. aeruginosa. Arginase is also thought to play an important pathophysiologic role in several other diseases, including idiopathic pulmonary fibrosis and other fibrotic diseases, primary pulmonary hypertension, acute respiratory distress syndrome, and others. We retain the rights to develop a separate arginase inhibitor for development in non-oncology indications.

In January 2017, we entered into a collaboration and license agreement, or the Incyte Collaboration Agreement, with Incyte Corporation. Under the terms of the Incyte Collaboration Agreement, we granted Incyte an exclusive, worldwide license to develop and commercialize its small molecule arginase inhibitors for hematology and oncology indications. The parties are collaborating on and co-funding the development of the licensed products, with Incyte bearing 70% and us bearing 30% of global development costs. The parties will share profits and losses in the U.S., with 60% to Incyte and 40% to us. We will have the right to co-detail the licensed products in the U.S, and Incyte will pay us tiered royalties ranging from the low to mid-double digits on net sales of licensed products outside the U.S. We may opt out of our co-funding obligation, in which case the U.S. profit sharing will no longer be in effect, and Incyte will pay us tiered royalties ranging from the low to mid-double digits on net sales of licensed products both in the U.S. and outside the U.S., and additional royalties to reimburse us for previously incurred development costs.

In December 2014, we entered into an exclusive license agreement, or the Arginase License Agreement, with Mars, Inc., by and through its Mars Symbioscience division, or Symbioscience, under which we have been granted the exclusive, worldwide license rights to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare. Under the Arginase License Agreement, we are responsible for the worldwide development and commercialization of the licensed products at our cost, are required to use commercially reasonable efforts with respect to such development and commercialization activities, and must meet certain general diligence obligations. We hold the first right to prosecute and to enforce all licensed rights under the Arginase License Agreement throughout the world, and Symbioscience will retain certain step-in enforcement rights. Under the exclusivity provisions of the Arginase License Agreement, each party agrees not to develop any other arginase inhibitors for use in human healthcare outside of the scope of the Arginase License Agreement.

Intellectual Property

Our commercial success depends in large part on our ability to obtain and maintain intellectual property protection for our product candidates, including CB-839, INCB001158, our preclinical compounds, and our core technologies. Our policy is to seek to protect our intellectual property position by, among other methods, filing U.S. and foreign patent applications related to the technology, inventions and improvements that are important to the development and implementation of our business strategy. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position.

We file patent applications directed to our product candidates, preclinical compounds and related technologies to establish intellectual property positions on these compounds and their uses in disease. We are seeking patent protection for the use of biomarkers to identify patients most likely to benefit from treatment with our product candidates. As of December 31, 2017, we owned three issued U.S. patents, nine issued foreign patents, and approximately 140 pending U.S. and foreign patent applications in the following foreign jurisdictions: Argentina, Australia, Brazil, Canada, China, the Eurasian Patent Organization, Europe, Hong Kong, India, Israel, Japan, Malaysia, Mexico, New Zealand, Philippines, Singapore, South Africa, South Korea, Taiwan, Ukraine, Venezuela, and Vietnam. We expect that these patents and patent applications, if issued, would expire between April 2031 and December 2038.

As of December 31, 2017, the intellectual property portfolio for our glutaminase inhibitor program, which includes CB-839, included three issued U.S. patents, two of which expire in 2032 and the other of which expires in 2035, claiming compositions of matter for and methods of treating cancer with CB-839. We also have nine issued foreign patents, sixteen pending U.S. patent applications and 105 corresponding pending PCT and foreign patent applications directed to compositions of matter for CB-839 and related chemical compounds, as well as methods of using these compounds. These pending patent applications also include four pending U.S. patent applications relating to methods for measuring various biomarkers in cancer patients to identify patients suitable for treatment with glutaminase inhibitors. We expect that these patents and patent applications, if issued, would expire between November 2032 and December 2038.

The intellectual property portfolio for our arginase inhibitor program, which includes INCB001158, includes issued patents and pending patent applications that we have exclusively licensed from Symbioscience as well as pending patent applications that we own. This portfolio includes five issued U.S. patents, seven pending U.S. patent applications, 46 corresponding pending foreign patent applications, and 23 issued foreign patents directed to various arginase inhibitors and therapeutic methods of using the compounds. We expect that these patents and patent applications, if issued, would expire between April 2031 and December 2037.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties to manufacture clinical supplies of CB-839 and INCB001158. CB-839 and INCB001158 are organic compounds of low molecular weight. Our third-party contract manufacturers are currently producing CB-839 and INCB001158 for use in our clinical trials utilizing reliable and reproducible synthetic processes and common manufacturing techniques. We obtain our supplies from manufacturers on a purchase order basis and do not have any long-term arrangements. In addition, we do not currently have arrangements in place for bulk drug substance or drug product services of CB-839 or INCB001158. We intend to identify and qualify additional manufacturers to provide bulk drug substance and drug product services prior to submission of a new drug application to the FDA if necessary to ensure sufficient commercial quantities of CB-839 and INCB001158.

Research and Development

We have and will continue to make substantial investments in research and development. Our research and development expenses totaled $43.1 million, $27.7 million, and $23.7 million, in 2017, 2016, and 2015, respectively.

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

Our principal competitors in the fields of tumor immunology and/or tumor metabolism include Arcus Biosciences, Agios Pharmaceuticals, Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, Bayer Pharma AG, Bristol-Myers Squibb Company, Celgene Corporation, CureTech Ltd., Dracen Pharmaceuticals, Dynavax Technologies Corp., Eisai Co., Ltd., Eli Lilly and Company, Forma Therapeutics Holdings, LLC, GlaxoSmithKline plc, Idera Pharmaceuticals, Immunomedics Inc., Incyte Corporation, iTeos Therapeutics SA, Merck & Co., Merck KGaA, Nektar Therapeutics, NewLink Genetics Corporation, Novartis International AG, Ono Pharmaceuticals Co., Ltd,  Pfizer Inc, Roche Holdings AG and its subsidiary Genentech, Inc., Sprint Biosciences, Takeda Pharmaceutical Co., Ltd, and TG Therapeutics, Inc.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy, targeted drug therapy, and immunotherapy. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. Any product candidates we develop will compete with many existing drug and other therapies. To the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates will not be competitive with them. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. In general, although there has been considerable progress over the past few decades in the treatment of cancer and the currently marketed therapies provide benefits to many patients, these therapies all are limited to some extent in their efficacy and frequency of adverse events, and none are successful in treating all patients. As a result, the level of morbidity and mortality from cancer remains high.

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

The key competitive factors affecting the success of CB-839, INCB001158, and any future product candidates we develop, if approved, are likely to be their efficacy, safety, synergy with other approved therapies, convenience, price and the availability of reimbursement from government and other third-party payors.

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

United States Drug Approval Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implements regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and untitled letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	contract manufacturing expenses, primarily for the production or purchase of clinical supplies;
•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug for each indication;
•	submission to the FDA of a new drug application, or NDA;
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

In addition to other benefits, such as the ability of the sponsor to have more frequent interactions with the FDA, the FDA may initiate review of sections of a fast track product’s NDA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the NDA is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Priority Review

Under FDA policies, a product candidate may be eligible for priority review, or review generally within a six-month time frame from the time a complete application is accepted for filing. Products regulated by the FDA’s Center for Drug Evaluation and Research, or CDER, are eligible for priority review if they provide a significant improvement compared to marketed products in the treatment, diagnosis or prevention of a disease. A fast track designated product candidate would ordinarily meet the FDA’s criteria for priority review.

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

Breakthrough Therapy Designation

A sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy. The FDA may later decide that the product candidate no longer meets the conditions for breakthrough therapy designation.

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

Pediatric Exclusivity and Pediatric Use

Under the Best Pharmaceuticals for Children Act, or BPCA, certain drugs may obtain an additional six months of exclusivity, if the sponsor submits information requested in writing by the FDA (a Written Request), relating to the use of the active moiety of the drug in children. The FDA may not issue a Written Request for studies on unapproved or approved indications or where it determines that information relating to the use of a drug in a pediatric population, or part of the pediatric population, may not produce health benefits in that population.

In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric studies for most drugs and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs, biologics license application and supplements thereto, must contain a pediatric assessment unless the sponsor has received a deferral or waiver. Unless otherwise required by regulation, PREA does not apply to any drug for an indication where orphan designation has been granted. The required assessment must assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

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

Additional Provisions

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include, among others, anti-kickback statutes and false claims statutes. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Violations of the anti-kickback statute and false claims laws are punishable by imprisonment, criminal fines, civil monetary penalties, possible exclusion from participation in federal healthcare programs and integrity oversight and reporting obligations to resolve allegations of non-compliance with this law. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

We may also be subject to additional federal and state laws related to physician transparency, data privacy and security, and pharmaceutical manufacturer compliance guidelines, including the federal Health Insurance Portability and Accountability Act of 1996 and the Physician Payments Sunshine Act.

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

Employees

As of December 31, 2017, we had 73 full-time employees, including 27 employees with Ph.D. or M.D. degrees. Of these full-time employees, 52 employees are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

Available Information

We were incorporated in the State of Delaware on March 9, 2010. Our principal offices are located at 343 Oyster Point Blvd, Suite 200, South San Francisco, CA 94080, USA and our telephone number is +1 (650) 870 1000. Our website address is www.calithera.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

We file electronically with the U.S. Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at www.calithera.com, free of charge, copies of these reports as soon as reasonably practicable after filing these reports with, or furnishing them to, the SEC.

Item 1A.	Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider these risks, in addition to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes and the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this report could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and our growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described in the following risk factors and the risks described elsewhere in this report.

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.

Since our inception, we have incurred significant operating losses. Our net loss was $27.8 million, $38.0 million and $32.6 million for year ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $150.3 million. To date, we have financed our operations through sales of our capital stock and payments from the Incyte Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•	advance further into clinical trials for our existing clinical product candidates, CB-839 and INCB001158;
•	continue the preclinical development of our research programs and advance candidates into clinical trials;

•	identify additional product candidates and advance them into preclinical development;
•	pursue regulatory approval of product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support product development;
•	acquire or in-license other product candidates and technologies; and
•	operate as a public company.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of and seek marketing approval for our product candidates, specifically CB-839 and INCB001158, and as we become obligated to make milestone payments pursuant to our outstanding license agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution of the approved product.

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, clinical development, laboratory testing and clinical trials for our product candidates, in particular CB-839 and INCB001158;
•	the costs, timing and outcome of any regulatory review of our product candidates, CB-839 and INCB001158;
•	the cost of any other product programs we pursue;
•	the costs and timing of commercialization activities, including manufacturing, marketing, sales and distribution, for any product candidates that receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	achieving the milestones set forth in the Incyte Collaboration Agreement;
•	our ability to establish and maintain collaborations on favorable terms, if at all; and
•	the extent to which we acquire or in-license other product candidates and technologies.

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

We do not have any material committed external source of funds or other support for our development efforts other than the Incyte Collaboration Agreement for the development and commercialization of small molecule arginase inhibitors in hematology and oncology indications, including INCB001158, which agreement is terminable by Incyte for convenience or following our uncured breach. If Incyte terminates our collaboration agreement, we would need to obtain substantial additional sources of funding to develop INCB001158 as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our INCB001158 development program or dedicate resources allocated to other programs to fund INCB001158. We may also need to grant rights in the United States, as well as outside the United States, to INCB001158 to one or more partners.

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

We were founded in March 2010 and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and commencing Phase 1 and 2 clinical trials of our product candidates. CB-839 and INCB001158 are currently being evaluated in Phase 2 and 1/2 clinical trials, respectively. All of our other programs are in research and preclinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials required for regulatory approval of our product candidates, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one new product from the time it is discovered to when it is commercially available. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had product candidates in advanced clinical trials.

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

Comprehensive tax reform bills could adversely affect our business and financial condition.

The U.S. government recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected.

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

We have invested a significant portion of our efforts and financial resources in the identification of our most advanced product candidates, CB-839 and INCB001158, which are being evaluated in Phase 2 and Phase 1/2 clinical trials, respectively. We have entered into the Incyte Collaboration Agreement for the development and commercialization of INCB001158. Pursuant to our agreement, we collaborate on and co-fund the development of INCB001158 for hematology and oncology indications, with Incyte bearing 70% and Calithera bearing 30% of global development costs. All of our other programs are in research and preclinical development. It is also too early in our development efforts to determine whether our product candidates will demonstrate single-agent activity or will be developed for use in combination with other approved therapies, or both. As a result, the timing and costs of the regulatory paths we will follow and marketing approvals remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of CB-839 and INCB001158. The success of CB-839, INCB001158 and any other product candidates we may develop will depend on many factors, including the following:

•	successful enrollment in, and completion of, clinical trials;
•	demonstrating safety and efficacy;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates;
•	launching commercial sales of the product candidates, if and when approved, whether alone or selectively in collaboration with others;
•	our ability to successfully develop and commercialize small molecule arginase inhibitors, including INCB001158 with Incyte;
•	acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	a continued acceptable safety profile of the products following approval;
•	enforcing and defending intellectual property rights and claims; and
•	other legal, regulatory, compliance and fraud and abuse matters.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and in the case of INCB001158, together with Incyte, then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials could occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a particular clinical trial do not necessarily predict final results of that trial.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the U.S. Food and Drug Administration, or the FDA, or analogous regulatory authorities outside the United States. In addition, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is also affected by other factors, including:

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

We are currently evaluating CB-839 and INCB001158 in Phase 2 and Phase 1/2 clinical trials, respectively. All our other programs are in research and preclinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, any current or future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If adverse effects were to arise in patients being treated with any of our product candidates, it could require us to halt, delay or interrupt clinical trials of such product candidate or adversely affect our ability to obtain requisite approvals to advance the development and commercialization of such product candidate. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many agents that initially showed promise in early stage testing for treating cancer or other diseases have later been found to cause side effects that prevented further development of the agent.

We are in early clinical trials with CB-839 and INCB001158 and we have seen several adverse events, or AEs, deemed possibly or probably related to study drug in each of those programs. For example, in the CB-839-001 study, treatment-emergent Grade ≥ 3 AEs occurring in >5% of patients included increases in liver enzymes aspartate aminotransferase, or AST, and alanine aminotransferase, or ALT. With a change to twice daily dosing with food, only one out of the 66 patients showed a Grade 3 liver enzyme increase. We have treated an insufficient number of patients to fully assess the safety of CB-839 and INCB001158 and, as these trials progress, we may experience frequent or severe adverse events. Our ongoing and planned trials for CB-839 and our and Incyte’s ongoing and planned trials for INCB001158 may fail due to safety issues, and we may need to abandon development of CB-839 or INCB001158. Our other research programs may fail due to preclinical or clinical safety issues, causing us to abandon or delay the development of a product candidate from these programs.

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

We have limited financial and managerial resources. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements, including our agreement with Incyte, in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. In addition, under our agreement with Incyte, Incyte has the right to commercialize INCB001158 in hematology and oncology indications. If Incyte does not successfully commercialize INCB001158, we may be unable to realize the full value from our collaboration with Incyte.

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

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by health care professionals, patients, third party payors and others in the medical community for us to achieve commercial success. For example, current cancer treatments like chemotherapy and radiation therapy for certain diseases and conditions are well established in the medical community, and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue to become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;
•	our ability to offer any approved products for sale at competitive prices;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of health care professionals to prescribe these therapies;
•	the strength of marketing and distribution support;
•	third-party coverage and sufficient reimbursement; and
•	the prevalence and severity of any side effects.

If, in the future, we are unable to establish sales and marketing capabilities or to selectively enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to other third parties. For our small molecule arginase inhibitors in hematology and oncology indications, including INCB001158, unless we establish our own sales and marketing capabilities, we will be significantly dependent on Incyte’s sales and marketing infrastructure to effectively commercialize these products. In the future, we may choose to build a focused sales and marketing infrastructure to sell some of our product candidates if and when they are approved.

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

In addition, there has been heightened governmental scrutiny of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. We continue to monitor and evaluate the potential impact of these legislative actions and their effect on our business and operations.

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

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third party manufacturers for the manufacture of our product candidates for preclinical studies and clinical trials and for commercial supply of any of these product candidates for which we obtain marketing approval. To date, we have obtained or plan to obtain materials for CB-839 and INCB001158 for our current and planned clinical trials from third-party manufacturers. We have engaged third party manufacturers to obtain the active ingredient for CB-839 and INCB001158 for pre-clinical testing and clinical trials. We do not have a long-term supply agreement with any third-party manufacturers, and we purchase our required drug supply on a purchase order basis.

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

Our arginase inhibitors program in hematology and oncology indications, including INCB001158, is reliant in part on Incyte for the successful development and commercialization in a timely manner. If Incyte does not devote sufficient resources to INCB001158’s development, is unsuccessful in its efforts, or chooses to terminate its agreement with us, our business, operating results and financial condition will be harmed.

We have entered into the Incyte Collaboration Agreement under which we have granted Incyte an exclusive, worldwide license to develop and commercialize small molecule arginase inhibitors for hematology and oncology indications, including INCB001158, which is currently in Phase 1/2 clinical trials.

Under the agreement, we and Incyte will jointly conduct and co-fund development of INCB001158, with Incyte leading global development activities. Unless we opt out of our co-funding obligation, Incyte will fund 70 percent of global development and we will be responsible for the remaining 30 percent. Should we disagree with Incyte about the clinical development or commercialization strategy, we could escalate the disagreement to our representatives on the Joint Steering Committee for resolution. Calithera and Incyte are obligated to use good faith efforts to resolve such disputes; however, in cases of deadlock, Incyte will have the deciding vote. If the agreement is terminated, other than as a result of our breach, with respect to one or more products or countries, all rights in the terminated products and countries revert to us. The Incyte collaboration may not be clinically or commercially successful due to a number of important factors, including the following:

•

Subject to the terms of our collaboration agreement, including diligence obligations, although Incyte has certain obligations to use commercially reasonable efforts to develop and commercialize INCB001158, Incyte has discretion in determining the efforts and resources that it will apply to its partnership with us. The timing and amount of any development milestones, and downstream commercial milestones and royalties that we may receive under such partnership will depend on, among other things, the efforts, allocation of resources and successful development and commercialization of INCB001158;

•	Incyte may select a dose for INCB001158 that does not have a favorable benefit/risk profile;
•

Incyte may terminate its partnership with us without cause and for circumstances outside of our control, which could make it difficult for us to attract new strategic partners or adversely affect how we are perceived in scientific and financial communities;

•

Incyte may develop or commercialize INCB001158 in a way that exposes us to potential litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability; and

If Incyte were to breach our collaboration agreement, we may need to enforce our rights under the agreement, which could be costly. If we were to terminate our agreement with Incyte due to Incyte’s breach or if Incyte were to terminate the agreement without cause, there could be a delay in the return of our rights to INCB001158 and the development and commercialization of INCB001158 would be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization on our own.

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

We may also be restricted under existing license agreements from engaging in research and development activities or entering into future agreements on certain terms with potential collaborators. For example, pursuant to our license agreement with Symbioscience, we have agreed not to develop any other arginase inhibitors for use in human healthcare outside of the scope of that agreement. In addition, under our agreement with Incyte, we are not allowed to develop any retained arginase inhibitors (small molecule arginase inhibitors, other than INCB001158, retained by Calithera for research and development in non-hematology/oncology indications) for any indication except specific orphan indications outside of hematology and oncology.

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

We have in-licensed a portfolio of arginase inhibitors as part of our efforts to develop product candidates for the arginase program, and we are substantially dependent on this in-license for that program. To the extent this in-license is terminated, our business may be harmed.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, possible exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. If any of the health care professionals or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the Medicare Modernization Act, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors.

Additionally, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the PPACA, enacted in 2010, made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. In the years since its enactment, there have been, and continue to be, significant developments in, and continued legislative activity around, attempts to repeal or repeal and replace the PPACA. Due to these efforts, there is significant uncertainty regarding the future of the PPACA. Further, there has been heightened governmental scrutiny of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

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

As a public company listed in the United States, we have and will continue to incur significant additional legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the Securities and Exchange Commission, or SEC, and the NASDAQ Global Select Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.

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

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot provide effective controls and reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting as of December 31, 2017. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the earlier of the fifth anniversary of the closing of our initial public offering in October 2014 or until we are no longer an “emerging growth company.”

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

Price Range of Common Stock

Our common stock commenced trading on the NASDAQ Global Select Market under the symbol "CALA" on October 2, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on the NASDAQ Global Select Market:

	High	Low
2017
4th Quarter	$18.35	$7.65
3rd Quarter	$20.05	$11.95
2nd Quarter	$17.70	$10.58
1st Quarter	$14.90	$3.25
2016
4th Quarter	$4.25	$2.20
3rd Quarter	$3.86	$2.87
2nd Quarter	$6.16	$3.60
1st Quarter	$7.84	$4.31

As of March 6, 2018, there were approximately 25 holders of record of our common stock.

Stock Price Performance Graph

The following stock performance graph compares our total stock return with the total return for (i) the NASDAQ Composite Index and the (ii) the NASDAQ Biotechnology Index for the period from October 2, 2014 (the date our common stock commenced trading on the NASDAQ Select Global Market) through December 31, 2017. The figures represented below assume an investment of $100 in our common stock at the closing price of $9.41 on October 2, 2014 and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on October 2, 2014 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

$100 investment in stock or index	Ticker	October 2, 2014	December 31, 2015	December 31, 2016	December 31, 2017
Calithera Biosciences, Inc.	CALA	$100.00	$81.40	$34.54	$88.74
NASDAQ Composite Index	IXIC	$100.00	$113.03	$121.51	$155.83
NASDAQ Biotechnology Index	NBI	$100.00	$125.91	$98.61	$119.37

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

The statements of operations data for the years ended December 31, 2017, 2016, and 2015, and the balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected balance sheet data as of December 31, 2015 is derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

Our historical results are not necessarily indicative of the results to be expected in the future.  You should read the selected financial data below in conjunction with the section of this report entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015
Statements of Operation Data:	(in thousands, except per share data)
Revenue:
Collaboration revenue	$25,955	$—	$—
Total revenue	25,955	—	—
Operating expenses:
Research and development	43,111	27,748	23,748
General and administrative	12,530	10,586	9,071
Total operating expenses	55,641	38,334	32,819
Loss from operations	(29,686)	(38,334)	(32,819)
Interest income	1,860	330	175
Net loss	$(27,826)	$(38,004)	$(32,644)
Net loss per share, basic and diluted	$(0.84)	$(1.95)	$(1.81)
Shares used in computing net loss per share, basic and diluted	32,951	19,486	18,045

	Year Ended December 31,
	2017	2016	2015
Balance Sheet Data:	(in thousands)
Cash, cash equivalents, and investments	$186,154	$51,781	$71,925
Working capital	128,640	49,108	68,662
Total assets	192,455	54,796	75,750
Deferred revenue	31,045	—	—
Accumulated deficit	(150,333)	(122,502)	(84,498)
Total stockholders' equity	150,307	49,906	71,788

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included in Part II, Item 8 of this report.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part I, Item 1A — “Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a clinical-stage bio-pharmaceutical company focused on fighting cancer by discovering and developing novel small molecule oncology drugs that target tumor and immune cell metabolism. Tumor metabolism and immuno-oncology have emerged as promising new fields for cancer drug discovery, and recent clinical successes with therapeutic agents in each field have demonstrated the potential to create fundamentally new therapies for cancer patients. With our unique oncometabolism approach, we have discovered two small molecule drug candidates that are currently in clinical development. These agents take advantage of the unique metabolic requirements of tumor cells and cancer-fighting immune cells. Our lead product candidate, CB-839, is an internally discovered, first-in-class oral inhibitor of glutaminase, a critical enzyme in tumor cells. Our strategy is to develop CB-839 as combination therapy with approved agents, in order to improve the treatment of patients with cancer. We are currently evaluating CB‑839 in multiple Phase 2 trials in patients with renal cell carcinoma, triple negative breast cancer, and other solid tumors. CB-839 is currently in a Phase 1/2 trial in combination with nivolumab for the treatment of solid tumors. Our product candidate, INCB001158, also known as CB-1158, is a first-in-class oral inhibitor of arginase, an enzyme that depletes the amino acid arginine, a key metabolic nutrient for T‑cells, and it is being co-developed with Incyte Corporation, or Incyte, for hematology and oncology indications. INCB001158 is currently being tested in multiple Phase 1/2 trials as a monotherapy and in combination with other anti-cancer agents.

We are a fully integrated biopharmaceutical company with expertise in biology and chemistry, and our ongoing research efforts are focused on discovering additional product candidates against novel tumor metabolism and immunology targets.

Our lead product candidate, CB-839, takes advantage of the pronounced dependency many cancers have on the nutrient glutamine for growth and survival. CB-839 inhibits glutaminase, an enzyme required by cancer cells to utilize glutamine effectively. In preclinical studies, CB-839 demonstrated broad antitumor activity in tumor cell lines, inhibited the growth of human tumors in animal models, and was well-tolerated in toxicity studies. CB-839 was also synergistic with several different classes of approved, standard of care cancer therapeutics. CB-839 may also have the potential to work in combination with immuno-oncology, or I-O therapeutics. Glutamine, which is frequently depleted in the tumor microenvironment due to avid uptake by tumor cells, has been shown to be an important nutrient for T-cell proliferation. Administration of CB-839 to tumor-bearing animals substantially enhances the anti-tumor activity of checkpoint inhibitors and thereby enables T-cells to proliferate. We believe CB-839 has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers, and is the only selective glutaminase inhibitor currently in clinical trials. We currently retain all commercial rights to CB-839 and have been granted a U.S. patent, which includes composition of matter coverage for CB-839 through 2032.

Our product candidate INCB001158, is a potent and selective orally bioavailable inhibitor of the enzyme arginase, that was discovered at Calithera and is being co-developed with Incyte. Arginase depletes arginine, a nutrient that is critical for the activation and proliferation of the body’s cancer-fighting immune cells, such as cytotoxic T-cells and natural killer (NK)-cells. During normal activation of the immune system, arginase, which is expressed by suppressive myeloid immune cells, plays an important role in halting T-cell proliferation. But in many tumors, including lung, gastrointestinal, bladder, renal cancer, squamous cell cancer of the head and neck, and acute myeloid leukemia, arginase-expressing myeloid cells accumulate and maintain an immunosuppressive environment, blocking the ability of T-cells and NK-cells to kill cancer cells. We believe that inhibitors of arginase can promote an anti-tumor immune response by restoring arginine levels, thereby allowing activation of the body’s own immune cells, including cytotoxic T-cells and NK-cells. INCB001158 is currently being evaluated in two Phase 1/2 solid tumor clinical trials and a third trial is expected to begin in the first half of 2018. We retain the rights to develop a second arginase inhibitor in non-oncology indications.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

For a combined unit of accounting, non-refundable upfront payments are recognized in a manner consistent with the final deliverable, which has generally been ratably over the estimated period of continued involvement. Management periodically reviews the basis for its estimates, and it may change the estimates if circumstances change. These changes can significantly change the timing of revenue recognized. To date, no significant changes in estimates have occurred related to our revenue recognition. Amounts received in advance of performance are recorded as deferred revenue. Upfront and milestone payments are classified as collaboration revenue in our consolidated statements of operations.

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

Accrued Research and Development Costs

We record accrued liabilities for estimated costs of our research and development activities conducted by third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and include these costs in accrued liabilities in the balance sheets and within research and development expense in the statements of operations. These costs are a significant component of our research and development expenses. We accrue for these costs based on factors such as estimates of the work completed and in accordance with agreements established with our third-party service providers under the service agreements.

We have not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed, number of patients enrolled, and the rate of patient enrollments may vary from our estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our results of operations.

Stock-Based Compensation

We recognize compensation costs related to stock options granted to employees and nonemployee directors based on the estimated fair value of the awards on the date of grant, net of forfeitures. Through December 31, 2016, we estimated forfeitures at the time of grant based on actual forfeiture experience, analysis of employee turnover behavior, and other factors and revised, if necessary, in subsequent periods if actual forfeitures differed from estimates. Upon the adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, effective as of January 1, 2017, we elected to account for forfeitures as they occur. We estimate the grant date fair value for employee and nonemployee directors, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

Stock-based option awards issued to non-employees are recorded at fair value as of the grant date using the Black-Scholes option-pricing model and recognized as expense on a straight-line basis over the vesting period. The fair value is re-measured each reporting period over the vesting term resulting in periodic adjustments to stock-based compensation expense.

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

Income Taxes

As of December 31, 2017, we had approximately $129.3 million and $50.1 million, respectively, of federal and state operating loss carryforwards available to reduce future taxable income that will begin to expire in 2030 for federal and state tax purposes.

As of December 31, 2017, we also had research and development tax credit carryforwards of approximately $5.5 million and $3.2 million, respectively, for federal and state purposes available to offset future taxable income tax. If not utilized, the federal carryforwards will expire in various amounts beginning in 2030, and the state credits can be carried forward indefinitely.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. We have performed an analysis to determine whether an "ownership change" has occurred from inception to December 31, 2014. Based on this analysis, management has determined that there was an ownership change. The annual limitation may result in the expiration of net operating losses and credits before utilization, however, we do not believe any of our net operating losses and research and development credits are limited by this potential ownership change. Subsequent ownership changes since 2014 may subject us to annual limitations of our net operating loss and credit carryforwards. Such annual limitation could result in the expiration of the net operating loss and credit carryforwards before utilization.

Financial Overview

Collaboration Revenue

Collaboration revenue represents the portion of deferred revenue recognized from a $45.0 million upfront fee and $12.0 million milestone achieved from the Incyte Collaboration Agreement. The upfront payment of $45.0 million is being recognized over the estimated period of performance under the Incyte Collaboration Agreement, ending in January 2019. In the first quarter of 2017, we earned a $12.0 million developmental milestone payment from Incyte, which is being recognized as revenue over the remaining period of performance for the combined unit of accounting.

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred. Costs associated with co-development activities performed under the Incyte Collaboration Agreement and our other collaboration agreement are included in research and development expenses, with any reimbursement of costs by Incyte and our other collaborator reflected as a reduction of such expenses.

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

The largest component of our total operating expenses has historically been our investment in research and development activities including the clinical development of our product candidates. We allocate to research and development expenses the salaries, benefits, stock-based compensation expense, and indirect costs of our clinical and preclinical programs on a program-specific basis, and we include these costs in the program-specific expenses. The following table shows our research and development expenses for 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Development candidate:
CB-839 (Glutaminase inhibitor)	$29,839	$11,355	$13,279
INCB001158 (Arginase inhibitor)	5,745	11,596	—
Total development	35,584	22,951	13,279
Preclinical and research:
Arginase inhibitors	—	722	9,329
Other preclinical and research	7,527	4,075	1,140
Total preclinical and research	7,527	4,797	10,469
Total	$43,111	$27,748	$23,748

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

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

	Years Ended
	December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Revenue:
Collaboration revenue	$25,955	$—	$25,955	*
Total revenue	25,955	—	25,955	*
Operating expenses:
Research and development	43,111	27,748	15,363	55%
General and administrative	12,530	10,586	1,944	18%
Total operating expenses	55,641	38,334	17,307	45%
Loss from operations	(29,686)	(38,334)	8,648	-23%
Interest income, net	1,860	330	1,530	464%
Net loss	$(27,826)	$(38,004)	$10,178	-27%

*	Percentage not meaningful.

Collaboration Revenue

Collaboration revenue increased $26.0 million for the year ended December 31, 2017 and represents the portion of deferred revenue from the $45.0 million upfront fee and $12.0 million milestone achieved in the first quarter of 2017 from the Incyte Collaboration Agreement recognized ratably over the estimated performance period that is consistent with the term of our obligations under the agreement.

Research and Development

Research and development expenses increased $15.4 million, or 55%, from $27.7 million for 2016 to $43.1 million for 2017. The increase of $15.4 million was due to an $18.5 million increase in the CB-839 program to support our new and ongoing clinical trials, including our two Phase 2 trials, as well as an increase of $3.5 million from investment in our early stage research programs, offset by a decrease of $6.6 million from the INCB001158 program, primarily due to Incyte’s co-funding of development costs pursuant to the Incyte Collaboration Agreement.

General and Administrative

General and administrative expenses increased $1.9 million, or 18%, from $10.6 million for 2016 to $12.5 million for 2017. The increase was due to an increase of $1.0 million in professional services, including activities to support our collaboration and license agreements and our Phase 2 clinical trials, and an increase of $0.9 million in higher personnel-related costs, primarily as a result of higher headcount, salary increases and stock-based compensation expenses.

Interest Income

Interest income increased $1.5 million, from $0.3 million for the year ended December 31, 2016 to $1.8 million for the year ended December 31, 2017. The increase of $1.5 million was due to higher interest income generated from higher returns on our investments and higher cash equivalents and investment balances compared to the prior year.

Comparison of the Years Ended December 31, 2016 and 2015

	Year Ended
	December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Revenue:
Collaboration revenue	$—	$—	$—	*
Total revenue	—	—	—	*
Operating expenses:
Research and development	27,748	23,748	4,000	17%
General and administrative	10,586	9,071	1,515	17%
Total operating expenses	38,334	32,819	5,515	17%
Loss from operations	(38,334)	(32,819)	(5,515)	17%
Interest income, net	330	175	155	89%
Net loss	$(38,004)	$(32,644)	$(5,360)	16%

*	Percentage not meaningful.

Research and Development

Research and development expenses increased $4.0 million, or 17%, from $23.7 million for 2015 to $27.7 million for 2016. The increase was due to an increase of $2.3 million in personnel-related costs primarily as a result of higher headcount, salary increases and stock-based compensation expenses, an increase of $1.1 million primarily related to increased preclinical development and manufacturing activities in support of our arginase inhibitors program, and an increase of $0.8 million in clinical trial related expenses in connection with our CB-839 and INCB001158 Phase 1 clinical trials, partially offset by a decrease of $0.2 million related to fees under our licensing arrangements.

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

Liquidity and Capital Resources

As of December 31, 2017, we had cash, cash equivalents and investments totaling $186.2 million. Our operations have been financed by net proceeds from the sale of shares of our capital stock and payments from the Incyte Collaboration Agreement.

In August 2017, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, or the 2017 Registration Statement, replacing the shelf registration statement on Form S-3 we filed with the Securities and Exchange Commission in November 2015, which permitted the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock, or the 2015 Registration Statement. $50.0 million of the maximum aggregate offering price of $150.0 million was issued and sold pursuant to an ATM for sales of our common stock under a sales agreement with Cowen and Company, LLC, or Cowen, our placement agent, under our 2015 Registration Statement, or the 2015 ATM. As of December 31, 2017, $248.3 million of our common stock remained available for sale pursuant to the 2017 Registration Statement, of which up to $48.3 million may be issued and sold pursuant to an at-the-market offering program, or 2017 ATM program, for sales of our common stock under a sales agreement with Cowen, subject to certain conditions as specified in the sales agreement.

During the year ended December 31, 2017, we sold an aggregate of:

•

7,854,500 shares of common stock pursuant to an underwriting agreement with Leerink Partners LLC as representative of the several underwriters at a public offering price of $10.25 per share for gross proceeds of $80.5 million, resulting in net proceeds of $75.4 million after deducting underwriting fees and offering expenses under our 2015 Registration Statement.

•

4,351,114 shares of common stock pursuant to our 2015 ATM and 2017 ATM, at an average price of approximately $9.11 per share for gross proceeds of $39.6 million, resulting in net proceeds of $38.3 million after deducting underwriting fees and offering expenses; and

•

1,720,430 shares of common stock pursuant to our stock purchase agreement with Incyte, at a price of $4.65 per share for gross proceeds of $8.0 million, resulting in net proceeds of $7.9 million after deducting offering expenses under our 2015 Registration Statement.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and investments as of December 31, 2017 will be sufficient for us to meet our current operating plan for at least the twelve-month period following the filing of our 2017 Form 10-K. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

We plan to continue to fund our operations and capital funding needs through reimbursement of expenses under our collaboration agreement with Incyte and our other collaboration agreement, and through equity and/or debt financing. We may also consider further collaborations or selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are not able to secure adequate additional funding we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could harm our business, results of operations and future prospects.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash provided by (used in) operating activities	$13,751	$(31,025)	$(29,933)
Cash provided by (used in) investing activities	$(98,825)	$23,705	$(66,776)
Cash provided by financing activities	$122,948	$11,816	$845

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2017 was $13.8 million. Our net loss of $27.8 million was offset in part by non-cash charges of $5.5 million of stock-based compensation and $0.8 million for depreciation and amortization. The change in operating assets and liabilities was primarily related to a $31.0 million increase in deferred revenue due to our Incyte Collaboration Agreement and a $5.3 million increase primarily due to the timing of payments for our clinical trial and manufacturing activities, partially offset by a $1.1 million increase in the receivables related to our collaboration agreements, primarily the Incyte Collaboration Agreement.

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

Cash Flows from Investing Activities

Cash used in investing activities was $98.8 million for the year ended December 31, 2017 and was related to the purchases of investments of $194.7 million and an increase in restricted cash of $0.4 million, partially offset by the maturity of investments of $97.4 million and purchase of property and equipment, primarily for leasehold improvements of our office and laboratory space, of $1.2 million.

Cash provided by investing activities for the year ended December 31, 2016 was $23.7 million and was related to the maturity of investments of $68.7 million, offset by the purchase of investments of $44.6 million and purchase of property and equipment of $0.4 million.

Cash used in investing activities for the year ended December 31, 2015 was $66.8 million and was related to the purchase of investments of $109.1 million and purchase of property and equipment of $0.4 million, offset by the maturity of investments of $42.8 million.

Cash Flows from Financing Activities

Cash provided by financing activities was $122.9 million for the year ended December 31, 2017 and was related to $75.4 million in net proceeds from the sale and issuance of common stock related to our public offering, $7.9 million in net proceeds from the issuance of common stock under our stock purchase agreement with Incyte, $38.3 million in net proceeds from the issuance of common stock through our at-the-market offering programs, and issuance of common stock upon the exercise of stock options and employee stock plan purchases of $1.3 million.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2017:

	Payments Due By Period
Contractual Obligations:	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(In thousands)
Operating lease obligations (1)	$2,056	$4,602	$4,898	$2,779	$14,335
Less: sublease income (2)	(1,083)	(1,302)	—	—	(2,385)
Total contractual obligations (3)	$973	$3,300	$4,898	$2,779	$11,950

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

Off-Balance Sheet Arrangements

During 2017, 2016, and 2015 we did not have any off-balance sheet arrangements.

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

Recent Accounting Pronouncements

Please refer to Note 1 to our audited consolidated financial statements appearing under Part II, Item 8 for a discussion of new accounting standards updates that may impact us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies and highly rated banks and corporations, subject to certain concentration limits. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. As of December 31, 2017, we had cash, cash equivalents and investments of $186.2 million. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and due to the low risk profile of our investments, a 1% change in interest rates would not have a material impact on the total market value of our portfolio. We have the ability to hold our short-term investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. We actively monitor changes in interest rates. We had no outstanding debt as of December 31, 2017.

Item 8.	Financial Statements and Supplementary Data.

CALITHERA BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Calithera Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Calithera Biosciences, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Redwood City, California

March 8, 2018

Calithera Biosciences, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$48,475	$10,601
Short-term investments	115,318	41,180
Receivables from collaborations	1,142	—
Prepaid expenses and other current assets	2,732	1,780
Total current assets	167,667	53,561
Long-term investments	22,361	—
Other assets	228	290
Restricted cash	440	46
Property and equipment, net	1,759	899
Total assets	$192,455	$54,796
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,072	$398
Accrued liabilities	8,938	4,055
Current portion of deferred revenue	29,017	—
Total current liabilities	39,027	4,453
Deferred revenue, less current portion	2,028	—
Deferred rent	1,093	437
Total liabilities	42,148	4,890
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized as of December 31, 2017 and 2016; no shares issued and outstanding as of December 31, 2017 and 2016	—	—
Common stock, $0.0001 par value, 200,000 shares authorized as of December 31, 2017 and 2016; 35,759 and 21,502 shares issued and outstanding as of December 31, 2017 and 2016, respectively	4	2
Additional paid-in capital	300,906	172,419
Accumulated deficit	(150,333)	(122,502)
Accumulated other comprehensive loss	(270)	(13)
Total stockholders’ equity	150,307	49,906
Total liabilities and stock and stockholders’ equity	$192,455	$54,796

See accompanying notes.

Calithera Biosciences, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Collaboration revenue	$25,955	$—	$—
Total revenue	25,955	—	—
Operating expenses:
Research and development	43,111	27,748	23,748
General and administrative	12,530	10,586	9,071
Total operating expenses	55,641	38,334	32,819
Loss from operations	(29,686)	(38,334)	(32,819)
Interest income, net	1,860	330	175
Net loss	$(27,826)	$(38,004)	$(32,644)
Net loss per share, basic and diluted	$(0.84)	$(1.95)	$(1.81)
Weighted average common shared used to compute net loss per share, basic and diluted	32,951	19,486	18,045

See accompanying notes.

Calithera Biosciences, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(27,826)	$(38,004)	$(32,644)
Other comprehensive gain (loss):
Net unrealized gain (loss) on available-for-sale securities	(257)	56	(69)
Total comprehensive loss	$(28,083)	$(37,948)	$(32,713)

See accompanying notes.

Calithera Biosciences, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2014	17,943	$2	$152,218	$(51,854)	$—	$100,366
Exercise of stock options	219	—	365	—	—	365
Issuance of common stock per ESPP purchase	70	—	498	—	—	498
Stock-based compensation expense	—	—	3,272	—	—	3,272
Net loss	—	—	—	(32,644)	—	(32,644)
Unrealized loss on available-for-sale securities	—	—	—	—	(69)	(69)
Balance at December 31, 2015	18,232	2	156,353	(84,498)	(69)	71,788
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	3,059	—	11,281	—	—	11,281
Exercise of stock options	99	—	177	—	—	177
Issuance of common stock per ESPP purchase	112	—	358	—	—	358
Stock-based compensation expense	—	—	4,250	—	—	4,250
Net loss	—	—	—	(38,004)	—	(38,004)
Unrealized gain on available-for-sale securities	—	—	—	—	56	56
Balance at December 31, 2016	21,502	2	172,419	(122,502)	(13)	49,906
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	4,351	1	38,314	—	—	38,315
Issuance of common stock in connection with public offering, net of underwriting commissions and issuance costs	7,855	1	75,385	—	—	75,386
Issuance of common stock in connection with Incyte Stock Purchase Agreement, net of issuance costs	1,720	—	7,914	—	—	7,914
Exercise of stock options	153	—	787	—	—	787
Issuance of common stock per ESPP purchase	178	—	546	—	—	546
Stock-based compensation expense	—	—	5,541	—	—	5,541
Cumulative-effect adjustment from adoption of accounting standard on stock-based compensation	—	—	—	(5)	—	(5)
Net loss	—	—	—	(27,826)	—	(27,826)
Unrealized loss on available-for-sale securities	—	—	—	—	(257)	(257)
Balance at December 31, 2017	35,759	$4	$300,906	$(150,333)	$(270)	$150,307

See accompanying notes.

Calithera Biosciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows Provided By (Used In) Operating Activities
Net loss	$(27,826)	$(38,004)	$(32,644)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	365	297	404
Amortization of premiums on investments	446	590	446
Stock-based compensation	5,536	4,250	3,272
Loss (gain) on disposal of property and equipment	9	—	(7)
Changes in operating assets and liabilities:
Receivables from collaborations	(1,142)	—	—
Prepaid expenses and other current assets	(952)	787	(673)
Other assets	62	(9)	(263)
Accounts payable	674	(28)	(131)
Accrued liabilities	4,878	925	(196)
Deferred revenue	31,045	—	—
Deferred rent	656	167	(141)
Net cash provided by (used in) operating activities	13,751	(31,025)	(29,933)

Cash Flows Provided By (Used In) Investing Activities
Purchases of investments	(194,650)	(44,618)	(109,099)
Proceeds from the maturity of investments	97,448	68,724	42,764
Purchase of property and equipment	(1,229)	(401)	(441)
Change in restricted cash	(394)	—	—
Net cash provided by (used in) investing activities	(98,825)	23,705	(66,776)

Cash Flows Provided By Financing Activities
Proceeds from issuance of common stock upon public offering, net	75,386	—	—
Proceeds from issuance of common stock under stock purchase agreement, net	7,914	—	—
Proceeds from issuance of common stock through at-the-market offerings, net	38,315	11,281	—
Proceeds from stock option exercises and employee stock plan purchases	1,333	535	845
Net cash provided by financing activities	122,948	11,816	845

Net increase (decrease) in cash and cash equivalents	37,874	4,496	(95,864)
Cash and cash equivalents at beginning of period	10,601	6,105	101,969
Cash and cash equivalents at end of period	$48,475	$10,601	$6,105

Supplemental Disclosure of Non-Cash Investing Information:
Unpaid amounts related to property and equipment purchases	$5	$—	$26

See accompanying notes.

Calithera Biosciences, Inc.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Calithera Biosciences, Inc. (the “Company”) was incorporated in the State of Delaware on March 9, 2010. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule drugs directed against tumor metabolism and tumor immunology targets for the treatment of cancer. The Company’s principal operations are based in South San Francisco, California, and it operates in one segment. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Calithera Biosciences UK Limited, incorporated on April 20, 2017.

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development activities. The Company has incurred net losses from operations since inception and has an accumulated deficit of $150.3 million as of December 31, 2017. The Company intends to raise additional capital through the issuance of additional equity, and potentially through strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plans. Management believes that the currently available resources will provide sufficient funds to enable the Company to meet its operating plan for at least the twelve-month period following the filing of the Company’s 2017 consolidated financial statements on Form 10-K. However, if the Company’s anticipated operating results are not achieved in future periods, management believes that planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations.

2. Summary of Significant Accounting Policies

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accrued liabilities, revenue recognition, fair value of marketable securities, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Receivables from Collaborations

Receivables from collaborations represent amounts due under the terms of the Company’s collaboration agreements, primarily its collaboration agreement with Incyte Corporation (“Incyte”) as described in Note 10, Collaboration and Licensing Agreements - Incyte Collaboration and License Agreement, for reimbursements of certain costs. Based on its evaluation of credit worthiness and historical payment patterns, the Company did not record any allowance for doubtful accounts as of December 31, 2017 and 2016.

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

All of the Company’s collaboration revenue and the majority of the Company’s receivables from collaborations are derived from its collaboration and license agreement with Incyte as described in Note 10, Collaboration and Licensing Agreements - Incyte Collaboration and License Agreement.

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

The selling price used for each unit of accounting will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific nor third-party evidence is available. Management may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and in estimating the selling prices of identified units of accounting for new agreements. Where multiple deliverables are combined as a single unit of accounting, revenues are recognized based on the performance requirements of the related agreement. For a combined unit of accounting, non-refundable upfront payments are recognized in a manner consistent with the final deliverable, which has generally been ratably over the estimated period of continued involvement. Management periodically reviews the basis for its estimates, and it may change the estimates if circumstances change. These changes can significantly change the timing of revenue recognized. Amounts received in advance of performance are recorded as deferred revenue. Upfront and milestone payments are classified as collaboration revenue in the Company’s consolidated statements of operations.

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

Research and Development Costs

Research and development costs are expensed as incurred and consist of salaries and benefits, stock-based compensation expense, laboratory supplies and allocated facility costs, as well as fees paid to third parties that conduct certain research and development activities on the Company’s behalf. Costs associated with co-development activities performed under the Incyte Collaboration Agreement (refer to Note 10, Licensing and Collaboration Agreements - Incyte Collaboration Agreement) and other license agreements are included in research and development expenses, with any reimbursement of costs by Incyte or under other license agreements reflected as a reduction of such expenses. Nonrefundable advance payments for goods or services to be rendered in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

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

Stock-Based Compensation

Stock-based awards issued to employees and non-employee directors of the board, including stock options and stock purchased under the employee stock purchase plan, are recorded at fair value as of the grant date using the Black-Scholes option-pricing model and recognized as expense on a straight-line basis over the employee or director’s requisite service period (generally the vesting period).

Stock-based option awards issued to non-employees are recorded at fair value as of the grant date using the Black-Scholes option-pricing model and recognized as expense on a straight-line basis over the vesting period. The fair value is re-measured each reporting period over the vesting term resulting in periodic adjustments to stock-based compensation expense.

Because stock compensation expense is based on awards ultimately expected to vest, it is reduced by forfeitures. Through December 31, 2016, the Company estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from estimates. Upon the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, effective as of January 1, 2017, the Company elected to account for forfeitures as they occur (refer also to Note 1, Organization and Basis of Presentation - Recent Accounting Pronouncements).

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Since realization of the Company’s deferred tax assets is dependent upon the Company generating future taxable income, the timing and amount of which are uncertain, the net deferred tax assets have been fully offset by a valuation allowance.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new standard on revenue from contracts with customers, ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to delay the effective date of the new standard by one year. The standard becomes effective for the Company beginning in the first quarter of 2018. Entities would have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. In 2016, the FASB updated the guidance for reporting revenue gross versus net to improve the implementation guidance on principal versus agent considerations, and for identifying performance obligations and the accounting of intellectual property licenses. In addition, the FASB introduced practical expedients and made narrow scope improvements to the new accounting guidance.

The Company adopted the accounting standard update on January 1, 2018 using the modified retrospective approach. The Company has completed its analysis of the collaboration and license agreement with Incyte to determine the differences in the accounting treatment under ASU 2014-09 compared to the current accounting treatment. The consideration the Company is eligible to receive under this agreement includes upfront payments, research and development funding, milestone payments, and sales-based royalties. The new revenue recognition standard differs from the current accounting standard in many respects, such as in the accounting for variable consideration and the measurement of progress toward completion of performance obligations. The Company is finalizing its assessment of the impact of adoption and anticipates recording an adjustment to accumulated deficit and deferred revenue at January 1, 2018 to reflect revenue being recognized based on a measurement of progress toward completion for the combined performance obligation, rather than on a straight-line basis.

In February 2016, the FASB issued ASU 2016-02, Leases, which is aimed at making leasing activities more transparent, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU is effective for all interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted and is required to be applied with a modified retrospective approach to each prior reporting period presented. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on the consolidated financial statements. The Company plans to adopt the new standard effective January 1, 2019.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company adopted ASU No. 2016-09 on January 1, 2017 following the modified retrospective approach. Under this guidance, on a prospective basis, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. In addition, the guidance eliminates the requirement that excess tax benefits be realized before companies can recognize them. The ASU requires a cumulative-effect adjustment for previously unrecognized excess tax benefits in opening retained earnings in the annual period of adoption. As of January 1, 2017, the Company had no previously unrecognized excess tax benefits. Additionally, as provided for under this new guidance, the Company elected to account for forfeitures as they occur. The impact upon adoption of this election was a $5,000 cumulative-effect adjustment, which was recorded to accumulated deficit in stockholders’ equity in the consolidated balance sheet.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash Payments, to clarify how entities should present restricted cash and restricted cash equivalents in their statements of cash flows. Under this new update, entities are required to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in their statements of cash flows. This guidance will be applied retrospectively and is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

3. Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). Financial instruments include cash and cash equivalents, short-term investments, receivables from collaborations, accounts payable, accrued liabilities and the current portion of deferred revenue that approximate fair value due to their relatively short maturities.

Assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three tier fair value hierarchy for disclosure of fair value measurements as follows:

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

The following table sets forth the fair value of the Company’s financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$12,430	$—	$—	$12,430
Corporate notes and commercial paper	—	85,492	—	85,492
U.S. treasury securities	—	34,437	—	34,437
U.S. government agency securities	—	53,691	—	53,691
Total financial assets	$12,430	$173,620	$—	$186,050

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$9,354	$—	$—	$9,354
Corporate notes and commercial paper	—	23,314	—	23,314
U.S. treasury securities	—	2,000	—	2,000
U.S. government agency securities	—	16,666	—	16,666
Total financial assets	$9,354	$41,980	$—	$51,334

4. Balance Sheet Components

Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities, and restricted cash consisted of the following (in thousands):

	December 31, 2017				December 31, 2016
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$12,430	$—	$—	$12,430	$9,354	$—	$—	$9,354
Corporate notes and commercial paper	85,553	—	(61)	85,492	23,325	—	(11)	23,314
U.S. treasury securities	34,505	—	(68)	34,437	2,000	—	—	2,000
U.S. government agency securities	53,832	—	(141)	53,691	16,668	1	(3)	16,666
	$186,320	$—	$(270)	$186,050	$51,347	$1	$(14)	$51,334
Classified as:
Cash equivalents				$47,931				$10,108
Short-term investments				115,318				41,180
Long-term investments				22,361				—
Restricted cash				440				46
Total cash equivalents, restricted cash and investments				$186,050				$51,334

At December 31, 2017, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of December 31, 2017, a total of 48 individual securities were in an unrealized loss position, all for less than 12 months, and the losses were deemed to be temporary. The Company does not intend to sell its securities that are in an unrealized loss position, and it is unlikely that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be maturity. The Company has also determined that the gross unrealized losses on its securities at December 31, 2017 were temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis. As of December 31, 2017, the Company had a total of $186.6 million in cash, cash equivalents, restricted cash and investments, which included $0.5 million in cash and $186.1 million in cash equivalents, restricted cash and investments.

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2017	2016
Research and development equipment	$2,052	$1,971
Furniture and office equipment	161	80
Computer equipment	475	331
Software	79	72
Leasehold improvements	1,232	326
Total property and equipment	3,999	2,780
Less: accumulated depreciation and amortization	(2,240)	(1,881)
Property and equipment, net	$1,759	$899

Property and equipment depreciation and amortization expense for the years ended December 31, 2017, 2016, and 2015 was $365,000, $297,000, and $404,000, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Accrued bonus and payroll expenses	$3,016	$2,471
Accrued professional and consulting services	367	202
Accrued clinical and manufacturing expenses	4,845	1,208
Accrued preclinical and research expenses	469	91
Other	241	83
Total accrued liabilities	$8,938	$4,055

5. Commitments and Contingencies

Facilities

In February 2013, the Company entered into a non-cancelable facility lease agreement for office and laboratory facilities in South San Francisco, California. The lease commenced on July 2013. In October 2013, the Company signed an addendum to the lease agreement for additional space and to extend the lease term through November 2017. The amended lease provided for a tenant improvement allowance of up to $230,000, which was fully utilized in 2014 and included in deferred rent. In addition, the amended lease has rent escalation clauses through the lease term, as well as reduced rent on the additional space for the first 12 months.

In March 2016, the Company signed a second addendum to the lease agreement for an additional 24,900 of office and laboratory space and to extend the lease term through January 2024. The second addendum to the lease commenced December 2016 and has a two-year renewal option prior to expiration. In addition, the second addendum to the lease provides for an additional tenant improvement allowance of up to $269,900, which was fully utilized in December 2017 and included in deferred rent. The lease has rent escalation clauses through the lease term. The Company recognizes rent expense on a straight-line basis over the non-cancelable term of the lease.

Pursuant to the lease, as amended, in February 2017 the Company increased the amount of its existing letter of credit from $46,000 to $440,000 as a security deposit to the lease.  The lessor shall be entitled to draw on the letter of credit in the event of any uncured default by the Company under the terms of the lease.

Future aggregate minimum lease payments under the non-cancelable operating leases, as amended, are as follows (in thousands):

Year ending December 31:
2018	2,056
2019	2,260
2020	2,342
2021	2,413
Thereafter	5,264
Total	$14,335

In September 2014, the Company entered into a non-cancelable sublease agreement for a portion of its facilities, through July 2016. In February 2017, the Company entered into a non-cancelable sublease agreement for a portion of its facilities, commencing on March 2017 through February 2020.  Future annual minimum sublease proceeds as of December 31, 2017 (in thousands) are as follows:

Year ending December 31:
2018	$1,083
2019	1,115
2020	187
Total	$2,385

Expenses and income associated with the Company’s operating leases were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Rent expense	$3,445	$1,861	$1,365
Sublease income	(1,277)	(234)	(243)

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

At-the-Market Offerings

In November 2015, the Company entered into a sales agreement with Cowen and Company LLC (“Cowen”), as sales agent and underwriter, pursuant to which the Company could issue and sell shares of its common stock for an aggregate maximum offering price of $50.0 million under an at-the-market offering program (“2015 ATM program). The Company paid Cowen up to 3% of gross proceeds for the common stock sold through the sales agreement.

During the year ended December 31, 2017, the Company sold an aggregate of 4,188,679 shares of common stock pursuant to the 2015 ATM program, at an average price of approximately $9.06 per share for gross proceeds of $38.0 million, resulting in net proceeds of $36.9 million after deducting underwriting fees and offering expenses.  As of December 31, 2017, the Company had sold all available shares under the 2015 ATM program.

In August 2017, the Company entered into a sales agreement with Cowen, as sales agent and underwriter, pursuant to which the Company could issue and sell shares of its common stock with an aggregate maximum offering price of $50.0 million under an at-the-market offering program (“2017 ATM program”). During the year ended December 31, 2017, the Company sold an aggregate of 162,435 shares of common stock pursuant to the 2017 ATM program, at an average price of approximately $10.27 per share for gross proceeds of $1.7 million, resulting in net proceeds of $1.4 million after deducting underwriting fees and offering expenses.  The Company will pay Cowen up to 3% of gross proceeds for any common stock sold through the sales agreement. As of December 31, 2017, $48.3 million of common stock remained available for sale under the 2017 ATM program.

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

As of December 31, 2017, approximately 674,000 shares of common stock are subject to options outstanding under the 2010 Plan.

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

As of December 31, 2017, approximately 3.2 million shares of common stock were reserved for issuance under the 2014 Plan and there were approximately 329,000 shares of common stock are available for future grant. The Company issues new shares upon the exercise of options.

The following summarizes option activity (in thousands, except price per option data):

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price per Option	Aggregate Intrinsic Value
Outstanding — December 31, 2016	3,228	$6.41	$542
Options granted	519	$14.59
Options exercised	(153)	$5.13
Options cancelled	(23)	$4.56
Outstanding — December 31, 2017	3,571	$7.67	$10,518
Exercisable — December 31, 2017	1,793	$7.26	$5,597
Vested and expected to vest — December 31, 2017	3,571	$7.67	$10,518

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock of $8.35 per share as of December 31, 2017.

The weighted-average fair value per share of employee options granted during the years ended December 31, 2017, 2016, and 2015 were $10.79, $2.85, and $11.47, respectively. The total fair value of options that vested during the years ended December 31, 2017, 2016, 2015 was $4.8 million, $4.7 million, and $1.1 million, respectively. The aggregate intrinsic value of options exercised was $1.3 million, $0.2 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, the weighted-average remaining contractual life was 7.25 years and 7.94 years for exercisable options and vested and expected to vest options, respectively.

Stock-Based Compensation Expense

Total stock-based compensation recognized related to the 2010 Plan and 2014 Plan was as follows (in thousands):

	Year Ended December, 31
	2017	2016	2015
Research and development	$2,243	$1,570	$1,147
General and administrative	2,511	2,202	1,703
Total stock-based compensation	$4,754	$3,772	$2,850

As of December 31, 2017, the total unrecognized compensation expense related to unvested options was $9.5 million, which the Company expects to recognize over an estimated weighted average period of 2.37 years.

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

The fair value of stock option awards was estimated using a Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2017	2016	2015
Expected term	5.3 - 6.1 years	5.3 - 6.1 years	5.3 - 6.1 years
Volatility	68.9% - 95.0%	73.6% - 91.3%	74.8 - 89.7%
Risk-free interest rate	1.80% - 2.27%	1.16% - 2.18%	1.53% - 1.71%
Expected dividend rate	—%	—%	—%

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

The ESPP allows eligible employees to purchase shares of the Company's common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to certain plan limitations. The ESPP provides for 24-month offering periods with four 6-month purchase periods, and at the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the last day of the purchase period. As of December 31, 2017, 359,999 shares of common stock have been issued to employees participating in the ESPP and 406,651 shares were available for issuance under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such stock-based compensation expense has been recorded for the years ended December 31, 2017, 2016 and 2015.

Total stock-based compensation expense recognized related to the ESPP was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$639	$312	$258
General and administrative	143	166	164
Total stock-based compensation	$782	$478	$422

The Company used the following assumptions to estimate the fair value of stock offered under the ESPP for the years ended December 31, 2017, 2016 and 2015:

Year Ended December 31,
	2017	2016	2015
Expected term	0.03 - 1.74 years	0.08 - 2.07 years	0.28 - 1.83 years
Volatility	72.2% - 135.6%	70.3% - 98.8%	59.9% - 78.3%
Risk-free interest rate	0.76% - 1.59%	0.30% - 1.02%	0.02% - 0.50%
Expected dividend rate	—%	—%	—%

Inducement Plan

In January 2018, the Company’s Board of Directors approved the Inducement Plan, a non-stockholder approved stock plan, under which it reserved and authorized up to 1 million shares of the Company’s common stock in order to award nonstatutory options and restricted stock unit awards to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company.

8. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2017, 2016, and 2015. The Company has incurred net operating losses for all the periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.

The domestic and foreign components of loss before provision for income tax are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$(27,826)	$(38,004)	$(32,644)
Foreign	—	N/A	N/A
Total	$(27,826)	$(38,004)	$(32,644)

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December, 31
	2017	2016	2015
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	0.5	—	—
Federal and state tax credits, net of reserves	5.6	2.1	2.1
Stock-based compensation	(1.8)	(1.8)	(1.8)
Other permanent differences	(2.7)	(0.1)	(0.1)
Tax cuts and Jobs Act impact	(63.8)	—	—
Change in valuation allowance	28.2	(34.2)	(34.2)
	0%	0%	0%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$30,731	$39,791
Tax credits, net of reserves	4,805	2,986
Accrued liabilities	918	1,056
Stock-based compensation	1,366	1,280
Other	381	676
Gross deferred tax assets	38,201	45,789
Valuation allowance	(38,201)	(45,789)
Net deferred tax assets	$—	$—

Realization of the Company’s deferred tax assets is dependent upon the Company generating future taxable income, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance as of December 31, 2017 and 2016. The valuation allowance decreased by $7.6 million for the year ended December 31, 2017, and increased by $12.9 million for the year ended December 31, 2016. ASC Topic 740 requires that the tax benefit of deductible temporary differences of carryforwards be recorded as a deferred tax asset to the extent that management assesses that realization is "more likely than not." Future realization of the tax benefit ultimately depends on the existence of sufficient taxable income within the carryback or carryforward period available under the tax law. The Company has set up the valuation allowance against the federal and state deferred tax assets because based on all available evidence, these deferred tax assets are not more likely than not to be realizable.

As of December 31, 2017, the Company had approximately $129.3 million and $50.1 million, respectively, of federal and state operating loss carryforwards available to reduce future taxable income that will begin to expire in 2030 for federal and state tax purposes.

As of December 31, 2017, the Company also had research and development tax credit carryforwards of approximately $5.5 million and $3.2 million, respectively, for federal and state purposes available to offset future taxable income tax. If not utilized, the federal carryforwards will expire in various amounts beginning in 2030, and the state credits can be carried forward indefinitely.

Sections 382 and 383 place a limitation on the amount of taxable income which can be offset by carryforward tax attributes, such as net operating losses or tax credits, after a change in control. Generally, after a change in control, a loss corporation cannot deduct carryforward tax attributes in excess of the limitation prescribed by Section 382 and 383. Therefore, certain of the Company's carryforward tax attributes may be subject to an annual limitation regarding their utilization against taxable income in future periods. As a result of the Company's IPO in 2014, the Company triggered an "ownership change" as defined in Internal Revenue Code Section 382 and related provisions. However, the Company does not believe any of its net operating losses and research and development credits are limited by this ownership change in 2014. Subsequent ownership changes since 2014 may subject the Company to annual limitations of its net operating loss and credit carryforwards. Such annual limitation could result in the expiration of the net operating loss and credit carryforwards before utilization.

The Tax Cuts and Jobs Act (Act) was enacted on December 22, 2017 and provides for significant changes to U.S. tax law. Among other provisions, the Act reduces the U.S. corporate income tax rate to 21%, effective in 2018. As a result, the Company has remeasured its U.S. deferred tax assets and liabilities as of December 31, 2017 based on the reduction of the U.S. federal corporate tax rate from 35% to 21% and assessed the realizability of its deferred tax assets based on its current understanding of the provisions of the new law. The remeasurement results in an estimated one-time reduction in deferred tax assets of $17.8 million which is fully offset by a corresponding change to the Company’s valuation allowance.

The Act also provides for a transition to a new territorial system of taxation and generally requires companies to include certain untaxed foreign earnings of non-U.S. subsidiaries into taxable income in 2017 (“Transition Tax”). As the Company’s foreign subsidiary is dormant as of December 31, 2017, the Company estimates that it will have no Transition Tax inclusion.

Accounting Standards Codification (ASC) 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 which will allow companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. The Company considers its accounting for the impacts of the new tax law to be provisional and it will continue to assess the impact of the recently enacted tax law (and expected further guidance from federal and state tax authorities as well as further guidance for the associated income tax accounting) on its business and consolidated financial statements over the next 12 months.

Uncertain Tax Positions

As of December 31, 2017, the Company’s total unrecognized tax benefit was $3.6 million, of which none of the tax benefit, if recognized, would affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets.  A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2017, 2016, and 2015 is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$2,326	$1,714	$1,194
Additions based on tax positions related to prior year	—	5	—
Additions based on tax positions related to current year	1,297	607	520
Balance at end of year	$3,623	$2,326	$1,714

The unrecognized tax benefits, if recognized and in absence of full valuation allowance, would increase the Company’s credit carryforwards and hence deferred tax assets. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

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

	December 31,
	2017	2016	2015
Options to purchase common stock	3,571	3,228	1,665
Employee stock plan purchases	59	19	11
Total	3,630	3,247	1,676

10. Licensing and Collaboration Agreements

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

Net costs associated with co-development activities performed under the agreement are included in research and development expenses in the accompanying consolidated statements of operations, with any reimbursement of costs by Incyte reflected as a reduction of such expenses.

For year ended December 31, 2017, the Company recognized revenue from its collaboration with Incyte totaling $26.0 million related to amortization of the $45.0 million upfront fee and the $12.0 million milestone. The remaining balance of $31.0 million is included in deferred revenue at December 31, 2017. For the year ended December 31, 2017, net costs reimbursable by Incyte were $6.4 million, which was recorded as a reduction of research and development expenses in the consolidated statement of operations. As of December 31, 2017, the receivable due from Incyte was $0.9 million.

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division, or Symbioscience, under which the Company has been granted the exclusive, worldwide license rights to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare (the “Symbioscience License Agreement”). Under the terms of the Symbioscience License Agreement, the Company paid Symbioscience an upfront license fee of $0.3 million, which was recorded as research and development expense in 2014. For the years ended December 31, 2017, 2016 and 2015, the Company recognized expense related to its licensing arrangement with Symbioscience of $0, $0.6 million and $0.2 million, respectively, which was recorded in research and development expense in the consolidated statements of operations.

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

TransTech License Agreement

In March 2015, the Company entered into a License and Research agreement with High Point Pharmaceuticals, LLC and TransTech Pharma LLC, or collectively TransTech, under which the Company obtained an exclusive, worldwide license to develop and commercialize TransTech’s hexokinase II inhibitors (the “TransTech License Agreement”). For the year ended December 31, 2015, the Company recognized expense for an initial license fee related to its licensing arrangement with TransTech of $0.6 million in research and development expense in the consolidated statement of operations. There were no expenses recorded for the years ended December 31, 2017 and 2016. The TransTech License Agreement was terminated effective March 2018.

11. Selected Quarterly Financial Data (Unaudited)

Selected quarterly results from operations for the years ended December 31, 2017 and 2016 are as follows (in thousands, except per share amounts):

	2017 Quarter End
	March 31,	June 30,	September 30,	December 31,
Collaboration revenue	$4,192	$7,255	$7,254	$7,254
Operating expenses	9,948	12,990	13,907	18,796
Net loss	(5,587)	(5,194)	(6,071)	(10,974)
Basic and diluted net loss per common share	$(0.22)	$(0.15)	$(0.17)	$(0.31)

	2016 Quarter End
	March 31,	June 30,	September 30,	December 31,
Collaboration revenue	$—	$—	$—	$—
Operating expenses	9,657	10,441	8,632	9,604
Net loss	(9,582)	(10,358)	(8,544)	(9,520)
Basic and diluted net loss per common share	$(0.52)	$(0.55)	$(0.44)	$(0.45)

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, management, with the participation of our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that, as of December 31, 2017, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2018 Annual Meeting of Stockholders or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our year ended December 31, 2017, under the headings “Executive Officers,” “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees, which is available on our website at www.calithera.com. The Code of Business Conduct and Ethics is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

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

1. Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

Exhibit Index

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36644	3.1	10/07/2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-198355	3.4	9/19/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of common stock certificate of the Registrant.	S-1	333-198355	4.1	9/25/2014

10.1	Amended and Restated Investor Rights Agreement, among the Registrant and certain of its security holders, dated October 7, 2013, as amended.	S-1	333-198355	10.1	8/25/2014

10.2	2014 Equity Incentive Plan.	S-1	333-198355	10.4	9/25/2014

10.3	Form of Stock Option Grant Notice (2014 Equity Incentive Plan).	S-1	333-198355	10.5	9/25/2014

10.4	2014 Employee Stock Purchase Plan.	S-1	333-198355	10.6	9/25/2014

10.5	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-198355	10.13	9/19/2014

10.6	Lease between Are-Technology Center SSF, LLC and the Registrant, dated February 14, 2013.	S-1	333-198355	10.14	8/25/2014

10.7	Amendment to lease between Are-Technology Center SSF, LLC and the Registrant, dated October 30, 2013.	S-1	333-198355	10.15	8/25/2014

10.8†	Collaboration and License Agreement by and between the Registrant and Mars, Inc., dated December 9, 2014.	10-K	001-36644	10.16	3/27/2015

10.9†	License and Research Agreement by and between Calithera Biosciences, Inc., High Point Pharmaceuticals, LLC and TransTech Pharma LLC, dated as of March 5, 2015.	10-Q	001-36644	10.17	5/11/2015

10.10	Second Amendment to Lease Agreement by and between ARE-Technology Center SSF, LLC and Calithera Biosciences, Inc., effective March 1, 2016.	10-Q	001-36644	10.18	5/10/2016

10.11	Separation Agreement between Calithera Biosciences Inc. and William D. Waddill dated December 31, 2016.	10-K	001-36644	10.19	3/16/2017

10.12	Collaboration and License Agreement between Incyte Corporation and the Registrant, dated January 27, 2017.	10-Q	001-36644	10.1	5/09/2017

10.13	Third Amendment to Lease Agreement between Are-Technology Center SSF, LLC and the Registrant, dated February 28, 2017.	10-Q	001-36644	10.2	5/09/2017

10.14	Calithera Biosciences Inc. Severance Benefit Plan.	10-Q	001-36644	10.1	11/02/2017

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1	Certifications of Principal Executive and Financial Officer pursuant to Rule 13a-14(a).

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

**

Attached as Exhibit 101 to this Annual Report on Form 10-K formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Calithera Biosciences, Inc.

Date: March 8, 2018	By:	/s/ Susan M. Molineaux
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

Name	Title	Date

/s/ Susan M. Molineaux	President, Chief Executive Officer and Director	March 8, 2018
Susan M. Molineaux, Ph.D.	(Principal Executive Officer and Principal Financial Officer)

/s/ Stephanie Wong	Senior Vice President, Finance and Secretary	March 8, 2018
Stephanie Wong	(Principal Accounting Officer)

/s/ Sunil Agarwal	Director	March 8, 2018
Sunil Agarwal, M.D.

/s/ Jonathan G. Drachman	Director	March 8, 2018
Jonathan G. Drachman, M.D.

/s/ Jean M. George	Director	March 8, 2018
Jean M. George

/s/ Suzy Jones	Director	March 8, 2018
Suzy Jones

/s/ Deepa R. Pakianathan	Director	March 8, 2018
Deepa R. Pakianathan, Ph.D.

/s/ Blake Wise	Director	March 8, 2018
Blake Wise

/s/ H. Ward Wolff	Director	March 8, 2018
H. Ward Wolff