Form 10-Q
period 2018-03-31
Calithera Biosciences, Inc.
filed 2018-05-10
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 7, 2018, the registrant had 35,844,686 shares of common stock, $0.0001 par value per share, outstanding.

Calithera Biosciences, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2018

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Calithera Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$54,841	$48,475
Short-term investments	96,123	115,318
Receivables from collaborations	1,824	1,142
Prepaid expenses and other current assets	3,024	2,732
Total current assets	155,812	167,667
Long-term investments	20,270	22,361
Other assets	402	228
Restricted cash	440	440
Property and equipment, net	1,660	1,759
Total assets	$178,584	$192,455
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,169	$1,072
Accrued liabilities	10,356	8,938
Current portion of deferred revenue	17,065	29,017
Total current liabilities	29,590	39,027
Deferred revenue, less current portion	—	2,028
Deferred rent	1,127	1,093
Total liabilities	30,717	42,148
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 200,000 shares authorized as of March 31, 2018 and December 31, 2017; 35,828 and 35,759 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	4	4
Additional paid-in capital	302,937	300,906
Accumulated deficit	(154,748)	(150,333)
Accumulated other comprehensive loss	(326)	(270)
Total stockholders’ equity	147,867	150,307
Total liabilities and stock and stockholders’ equity	$178,584	$192,455

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue:
Collaboration revenue	$5,189	$4,192
Total revenue	5,189	4,192
Operating expenses:
Research and development	15,493	6,640
General and administrative	3,508	3,308
Total operating expenses	19,001	9,948
Loss from operations	(13,812)	(5,756)
Interest income, net	606	169
Net loss	$(13,206)	$(5,587)
Net loss per share, basic and diluted	$(0.37)	$(0.22)
Weighted average common shares used to compute net loss per share, basic and diluted	35,779	25,279

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(13,206)	$(5,587)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(56)	(18)
Total comprehensive loss	$(13,262)	$(5,605)

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows Provided By (Used In) Operating Activities
Net loss	$(13,206)	$(5,587)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	124	80
Amortization of premiums on investments	36	79
Stock-based compensation	1,881	1,149
Changes in operating assets and liabilities:
Receivables from collaborations	(682)	(13,550)
Prepaid expenses and other current assets	(234)	(25)
Other assets	(174)	161
Accounts payable	1,092	180
Accrued liabilities	1,366	(149)
Deferred revenue	(5,189)	52,807
Deferred rent, non-current	34	106
Net cash provided by (used in) operating activities	(14,952)	35,251

Cash Flows Provided by (Used In) Investing Activities
Purchases of investments	(16,832)	(94,015)
Proceeds from maturity of investments	38,026	17,100
Purchases of property and equipment	(26)	(50)
Net cash provided by (used in) investing activities	21,168	(76,965)

Cash Flows Provided By Financing Activities
Proceeds from issuance of common stock upon public offering, net	—	75,673
Proceeds from issuance of common stock under stock purchase agreement, net	—	7,914
Proceeds from issuance of common stock through an at-the-market offering, net	—	36,918
Proceeds from stock option exercises	150	74
Net cash provided by financing activities	150	120,579

Net increase in cash, cash equivalents, and restricted cash	6,366	78,865
Cash, cash equivalents, and restricted cash at beginning of period	48,915	10,647
Cash, cash equivalents, and restricted cash at end of period	$55,281	$89,512

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Unpaid amounts related to property and equipment purchases	$4	$45
Unpaid amounts related to stock issuance and deferred financing costs	$58	$298

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

Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Calithera Biosciences UK Limited. All significant intercompany accounts and transactions have been eliminated from the condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of March 31, 2018, and the statements of operations, comprehensive loss, and cash flows for the three months ended March 31, 2018 and 2017 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other future annual or interim period. The balance sheet as of December 31, 2017 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

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

All of the Company’s collaboration revenue and the majority of the Company’s receivables from collaborations are derived from its collaboration and license agreement with Incyte Corporation, or Incyte, as described in Note 9, Collaboration and Licensing Agreements - Incyte Collaboration and License Agreement.

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification, or ASC No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, using the modified retrospective approach. Under this approach, the Company recorded a cumulative adjustment to decrease accumulated deficit and deferred revenue by $8.8 million. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company has a collaboration and license agreement with Incyte, or the Incyte Collaboration Agreement, that is within the scope of ASC 606, under which it licenses certain rights to one of its product candidates to Incyte Corporation. The terms of this arrangement include payment to the Company of a non-refundable, upfront license fee, and potential development, regulatory and sales milestones, and sales royalties. Each of these payments results in collaboration revenues, except for revenues from royalties on net sales of licensed products, which would be classified as royalty revenues.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreement, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.

Licenses of Intellectual Property:  If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promised goods or services, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments:  At the inception of each arrangement that includes development, regulatory or commercial milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received or the underlying activity has been completed. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue in the period of adjustment.

Royalties:  For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

The following table summarizes the impact of adopting ASC 606 on select unaudited condensed balance sheet line items (in thousands):

			Balances
			Without the
			Adoption of
March 31, 2018	As Reported	Adjustments	ASC 606
Liabilities:
Deferred revenue	$17,065	$6,726	$23,791
Stockholders' Equity:
Accumulated deficit	(154,748)	(6,726)	(161,474)

The following table summarizes the impact of adopting ASC 606 on select unaudited condensed statement of operations line items (in thousands, except per share data):

			Balances
			Without the
			Adoption of
Three Months Ended March 31, 2018	As Reported	Adjustments	ASC 606
Collaboration revenue	$5,189	$2,065	$7,254
Total revenue	5,189	2,065	7,254
Loss from operations	(13,812)	2,065	(11,747)
Net loss	(13,206)	2,065	(11,141)
Net loss per share, basic and diluted	(0.37)	0.06	(0.31)

Contract Balances

Upfront payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional.

The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less.

The following table presents changes in the Company’s contract assets and liabilities for the three months ended March 31, 2018 (in thousands):

	Balance at	Balance at
	Beginning of	End of
Three Months Ended March 31, 2018	Period	Period
Contract liabilities:
Deferred revenue	$29,017	$17,065
Deferred revenue, less current portion	2,028	—

Deferred revenue related to the Incyte Collaboration Agreement as of March 31, 2018, which was comprised of the $57 million transaction price including a $45 million upfront license payment and a $12 million development milestone achieved, less the collaboration revenue recognized from the effective date of the contract, will be recognized as the combined performance obligation is satisfied.

The Company had no contract assets as of March 31, 2018. During the three months ended March 31, 2018, the Company’s contract liabilities, which consisted of deferred revenue, decreased $5.2 million related to revenue recognized in the period related to amounts included in the contract liability at the beginning of the period. In addition, the Company recorded a cumulative adjustment to decrease accumulated deficit and deferred revenue by $8.8 million upon the adoption of ASC 606 on January 1, 2018, using the modified retrospective approach. For the three months ended March 31, 2018, the Company did not recognize any revenue from performance obligations satisfied in previous periods.

Accrued Research and Development Costs

The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and includes these costs in accrued liabilities in the consolidated balance sheets and within research and development expense in the consolidated statements of operations. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed, number of patients enrolled, and the rate of patient enrollments may vary from the Company’s estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new standard on revenue from contracts with customers, ASC 606. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. In 2016, the FASB updated the guidance for reporting revenue gross versus net to improve the implementation guidance on principal versus agent considerations, and for identifying performance obligations and the accounting of intellectual property licenses. In addition, the FASB introduced practical expedients and made narrow scope improvements to the new accounting guidance.

The Company adopted the accounting standard update on January 1, 2018 using the modified retrospective approach for its collaboration and license agreement with Incyte. Therefore, comparative information will not be adjusted and the impact of the transition is reflected in opening accumulated deficit. The consideration the Company is eligible to receive under this agreement includes upfront payments, research and development funding, milestone payments, and sales-based royalties. The new revenue recognition standard differs from the previous accounting in many respects, such as in the accounting for variable consideration and the measurement of progress toward completion of performance obligations. The most significant impact of the standard relates to the Company’s method of revenue recognition for performance obligations that are delivered over time. Under the new standard, milestone payments are included in the transaction price as variable consideration, subject to a constraint, and are allocated to the performance obligations in the contract. Therefore, the milestone payments will be recognized over the performance period rather than when achieved. In addition, legacy guidance permitted straight-line recognition of revenue for performance obligations that are delivered over time. The new standard requires an entity to recognize revenue based on the pattern of transfer of the services. The impact of adoption resulted in the Company recording an adjustment to decrease the accumulated deficit and deferred revenue by $8.8 million at January 1, 2018 to reflect revenue being recognized based on a measurement of progress toward completion of the combined performance obligation, rather than on a straight-line basis.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash Payments, or ASC 230, to clarify how entities should present restricted cash and restricted cash equivalents in their statements of cash flows. Under this new update, entities are required to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in their statements of cash flows. The Company adopted this standard on January 1, 2018 retrospectively. The adoption of this standard did not impact the Company’s unaudited condensed consolidated balance sheets, statements of operations, or statements of comprehensive loss. The following table summarizes the impact of adopting ASC 230 on select unaudited condensed statement of cash flows line items (in thousands) for the three-month period ended March 31, 2017:

			Balances
			With the
	As Originally		Adoption of
	Reported	Adjustments	ASC 230
Change in restricted cash	$394	$(394)	$—
Net cash provided by (used in) investing activities	(77,359)	394	(76,965)
Net increase in cash, cash equivalents and restricted cash*	78,471	394	78,865
Cash, cash equivalents and restricted cash at beginning of period*	10,601	46	10,647
Cash, cash equivalents and restricted cash at end of period*	89,072	440	89,512
*	For the three-month period ended March 31, 2017, this line item, as originally reported, excluded restricted cash.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is aimed at making leasing activities more transparent, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU is effective for all interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted and is required to be applied with a modified retrospective approach to each prior reporting period presented. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on the condensed consolidated financial statements. The Company plans to adopt the new standard effective January 1, 2019.

3. Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis (at least annually). Financial instruments include cash and cash equivalents, short-term investments, receivables from collaborations, accounts payable, accrued liabilities and the current portion of deferred revenue that approximate fair value due to their relatively short maturities.

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$8,788	$—	$—	$8,788
Corporate notes and commercial paper	—	82,756	—	82,756
U.S. treasury securities	—	27,434	—	27,434
U.S. government agency securities	—	52,040	—	52,040
Total financial assets	$8,788	$162,230	$—	$171,018

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$12,430	$—	$—	$12,430
Corporate notes and commercial paper	—	85,492	—	85,492
U.S. treasury securities	—	34,437	—	34,437
U.S. government agency securities	—	53,691	—	53,691
Total financial assets	$12,430	$173,620	$—	$186,050

4. Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities and restricted cash, consisted of the following (in thousands):

	March 31, 2018				December 31, 2017
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$8,788	$—	$—	$8,788	$12,430	$—	$—	$12,430
Corporate notes and commercial paper	82,836	—	(80)	82,756	85,553	—	(61)	85,492
U.S. treasury securities	27,494	—	(60)	27,434	34,505	—	(68)	34,437
U.S. government agency securities	52,226	—	(186)	52,040	53,832	—	(141)	53,691
	$171,344	$—	$(326)	$171,018	$186,320	$—	$(270)	$186,050
Classified as:
Cash equivalents				$54,185				$47,931
Short-term investments				96,123				115,318
Long-term investments				20,270				22,361
Restricted cash				440				440
Total cash equivalents, restricted cash and investments				$171,018				$186,050

At March 31, 2018, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of March 31, 2018, approximately 66% of the Company’s individual securities were in an unrealized loss position, all for less than 13 months, and the losses were deemed to be temporary. The Company does not intend to sell its securities that are in an unrealized loss position, and it is unlikely that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be maturity. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis. As of March 31, 2018, the Company had a total of $171.7 million in cash, cash equivalents, restricted cash and investments, which includes $0.7 million in cash and $171.0 million in cash equivalents, restricted cash and investments.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued bonus, vacation and payroll-related	$1,810	$3,016
Accrued professional and consulting services	333	367
Accrued clinical and manufacturing expenses	7,256	4,845
Accrued preclinical and research expenses	738	469
Other	219	241
Total accrued liabilities	$10,356	$8,938

6. Stockholders’ Equity

At-the-Market Offering

In August 2017, the Company entered into a sales agreement with Cowen, as sales agent and underwriter, pursuant to which the Company could issue and sell shares of its common stock with an aggregate maximum offering price of $50.0 million under an at-the-market offering program (“ATM program”). The Company will pay Cowen up to 3% of gross proceeds for any common stock sold through the sales agreement. No shares were sold under the ATM program during the three months ended March 31, 2018. As of March 31, 2018, $48.3 million of common stock remained available for sale under the ATM program.

7. Stock Based Compensation

A summary of stock option activity is as follows (in thousands, except weighted-average exercise price and contractual term amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Value Intrinsic
Outstanding — December 31, 2017	3,571	$7.67
Options granted	1,017	$8.52
Options exercised	(68)	$2.19
Options cancelled	(4)	$5.05
Outstanding — March 31, 2018	4,516	$7.95	8.22	$5,424
Exercisable — March 31, 2018	1,917	$7.49	7.17	$3,094
Vested and expected to vest — March 31, 2018	4,516	$7.95	8.22	$5,424

Total stock-based compensation expense related to the Company’s 2010 Equity Incentive Plan, 2014 Equity Incentive Plan and the 2014 Employee Stock Purchase Plan was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$898	$605
General and administrative	983	544
Total stock-based compensation	$1,881	$1,149

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

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be anti-dilutive were as follows (in thousands):

	March 31,
	2018	2017
Options to purchase common stock	4,516	3,212
Employee stock plan purchases	115	60
Total	4,631	3,272

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

The Incyte Collaboration Agreement is considered to be under the scope of FASB Topic 808, Collaborative Arrangements. The Company has concluded that the research and development co-funding activities were not representative of a customer relationship and this unit of account is accounted for as an increase to or reduction of research and development expenses, rather than as revenue. The performance obligations under the Incyte Collaboration Agreement consist of intellectual property licenses and the performance of certain manufacturing and manufacturing technology transfer services. The Company has determined that the license is not distinct from the associated manufacturing and technology transfer services to be performed under the agreement. Specifically, the Company believes the license is not capable of being distinct, as Incyte will not have the know-how to manufacture the collaboration product without Calithera’s assistance until completion of the manufacturing technology transfer process, and no other third parties can perform such assistance due to the early stage nature of the licensed intellectual property as well as Calithera’s propriety knowledge with respect to the licensed intellectual property. Prior to the adoption of ASC 606, the Company concluded that the delivered licenses did not have stand-alone value, and the rights conveyed to Incyte did not permit Incyte to perform all efforts necessary to use the Company’s technology to bring the compound through development and, upon regulatory approval, commercialization of the compound, without the associated manufacturing and technology transfer services. Accordingly, the Company combined these deliverables and allocated the upfront consideration of $45.0 million to the combined unit of accounting. The Company recognized the $45.0 million upfront payment on a straight-line basis over the estimated period of performance under the Incyte Collaboration Agreement, which approximates two years, ending January 2019, and recognized the $12.0 million developmental milestone payment from Incyte on a straight-line basis over the remaining period of performance for the combined unit of accounting. For the three months ended March 31, 2017, the Company recognized revenue from its collaboration with Incyte totaling $4.2 million related to amortization of the $45.0 million upfront fee and the $12.0 million milestone.

Upon the adoption of ASC 606 on January 1, 2018 under the modified retrospective approach, the transaction price was determined to be $57.0 million, representing the $45.0 million upfront payment and the $12.0 million developmental milestone payment from Incyte that was earned in March 2017. The $57.0 million transaction price is being recognized over the performance period, which approximates two years ending January 2019, based on the measure of progress toward completion for the combined performance obligation, rather than on a straight-line basis. The measure of progress towards completion is based on the effort of certain employees within the Company dedicating time to complete the manufacturing services and technology transfer to Incyte. For the three months ended March 31, 2018, the Company recognized revenue from its collaboration with Incyte totaling $5.2 million related to progress towards completion of the combined performance obligation. The remaining transaction price of $17.1 million is included in deferred revenue at March 31, 2018. At March 31, 2018, the Company expects to satisfy the remaining combined performance obligation over a period of approximately 10 months, during which the amount of resources dedicated in each period is not expected to fluctuate significantly each quarter. However, if significant technical challenges occur with the technology transfer, it is possible that the level of effort could change significantly, in which case, the Company will re-evaluate the cumulative revenue recognized to date in accordance with ASC 606.

Net costs associated with co-development activities performed under the agreement are included in research and development expenses in the accompanying condensed consolidated statements of operations, with any reimbursement of costs by Incyte reflected as a reduction of such expenses. For the three months ended March 31, 2018 and 2017, net costs reimbursable by Incyte were $1.1 million and $1.6 million, respectively, which were recorded as a reduction of research and development expenses in the condensed consolidated statements of operations. As of March 31, 2018, the receivable due from Incyte was $1.5 million.

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division (“Symbioscience”), under which the Company has been granted the exclusive, worldwide license to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare (“Symbioscience License Agreement”). There were no expenses related to its licensing arrangement with Mars Symbioscience recorded in the three months ended March 31, 2018 or 2017.

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

Overview

We are a clinical-stage bio-pharmaceutical company focused on fighting cancer by discovering and developing novel small molecule oncology drugs that target tumor and immune cell metabolism. Tumor metabolism and immuno-oncology have emerged as promising new fields for cancer drug discovery, and recent clinical successes with therapeutic agents in each field have demonstrated the potential to create fundamentally new therapies for cancer patients. With our unique oncometabolism approach, we have discovered two small molecule drug candidates that are currently in clinical development. These agents take advantage of the unique metabolic requirements of tumor cells and cancer-fighting immune cells. Our lead product candidate, CB-839, is an internally discovered, first-in-class oral inhibitor of glutaminase, a critical enzyme in tumor cells. Our strategy is to develop CB-839 as combination therapy with approved agents, in order to improve the treatment of patients with cancer. We are currently evaluating CB‑839 in two randomized Phase 2 trials in patients with renal cell carcinoma, or RCC, as well as a Phase 2 trial in patients with triple negative breast cancer, or TNBC. CB-839 is also being evaluated in a Phase 1/2 trial in combination with nivolumab for the treatment of solid tumors. Our product candidate, INCB001158, also known as CB-1158, is a first-in-class oral inhibitor of arginase, an enzyme that depletes the amino acid arginine, a key metabolic nutrient for T‑cells, and it is being co-developed with Incyte Corporation, or Incyte, for hematology and oncology indications. INCB001158 is currently being tested in Phase 1/2 trials as a monotherapy, and in combination with other anti-cancer agents.

Our product candidate INCB001158, is a potent and selective orally bioavailable inhibitor of the enzyme arginase, that was discovered at Calithera and is being co-developed with Incyte. Arginase depletes arginine, a nutrient that is critical for the activation and proliferation of the body’s cancer-fighting immune cells, such as cytotoxic T-cells and natural killer (NK)-cells. During normal activation of the immune system, arginase, which is expressed by suppressive myeloid immune cells, plays an important role in halting T-cell proliferation. But in many tumors, including lung, gastrointestinal, bladder, renal cancer, squamous cell cancer of the head and neck, and acute myeloid leukemia, arginase-expressing myeloid cells accumulate and maintain an immunosuppressive environment, blocking the ability of T-cells and NK-cells to kill cancer cells. We believe that inhibitors of arginase can promote an anti-tumor immune response by restoring arginine levels, thereby allowing activation of the body’s own immune cells, including cytotoxic T-cells and NK-cells. INCB001158 is currently being evaluated in Phase 1/2 solid tumor clinical trials. We retain the rights to develop a second arginase inhibitor in non-oncology indications.

CB-839

CB-839 is an internally-discovered, first-in-class, oral, small molecule glutaminase inhibitor. It takes advantage of the pronounced dependency many cancers have on the nutrient glutamine for growth and survival. It is a potent, selective, reversible and orally bioavailable inhibitor of human glutaminase. CB-839 binds to a unique site on glutaminase that is distinct from the site that binds glutamine, thereby reducing the potential for undesirable side effects due to inhibition of other enzymes and receptors that bind glutamine. We believe that CB-839 is the only selective glutaminase inhibitor currently in clinical trials. Our strategy is to develop CB-839 as a combination therapy with approved agents, including checkpoint inhibitors, in order to improve the treatment of patients with solid tumors. We are currently evaluating CB‑839 in Phase 2 trials in RCC, TNBC and other solid tumors.

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

The CANTATA trial (NCT03428217), is a Phase 2 randomized, placebo-controlled trial comparing CB-839 in combination with cabozantinib versus placebo in combination with cabozantinib in approximately 300 clear cell RCC patients whom have previously received one or two prior lines of therapy, including a prior anti-angiogenic agent or nivolumab. Patients will be randomized in a 1:1 ratio. The primary endpoint is progression free survival; overall survival will be assessed as a secondary endpoint by independent review. Patients will be stratified by International Metastatic Renal Cell Carcinoma Database Consortium, or IMDC, risk category and prior treatment with anti-PD(L)1 therapy. The study has 80% power to show a 35% improvement in progression free survival. In support of the CANTATA trial, Exelixis has entered into a material supply agreement with us for cabozantinib. The U.S. Food and Drug Administration, or FDA, has granted Fast Track designation to CB-839 in combination with cabozantinib, for the treatment of patients with metastatic RCC who have received one or two prior lines of therapy, including at least one vascular endothelial growth factor tyrosine kinase inhibitor or the combination of nivolumab and ipilimumab. The CANTATA trial opened for enrollment in April 2018 and is expected to take approximately two years to reach the primary endpoint analysis.

TNBC

In December 2017, we presented data on 49 TNBC patients treated with doses of CB-839 of 400, 600 or 800 mg bid in combination with 80 mg/m 2  IV paclitaxel, weekly, three weeks out of four; 44 were evaluable for response. Patients were heavily pretreated, having received a median of 3 prior therapies for advanced metastatic disease. A majority of patients had received prior taxane therapy in either the neo-adjuvant (37%) or metastatic setting (51%). Among all evaluable patients treated with CB-839 doses of at least 600 mg bid (n=37), there were 8 partial responses (22%) and disease control (response or stable disease) in 22 patients (59%). Among African Americans, there was a 36% response rate in patients who had received previous taxanes in the metastatic setting; all responders were refractory to prior taxanes. Exploratory biomarker analysis shows a trend for the strongest clinical benefit occurring in patients with desmoplastic stromal gene expression signatures. The combination of CB-839 and paclitaxel has been well tolerated to date, with adverse events that have been primarily low grade and reversible. There was one case of dose-limiting, recurrent Grade 3 neutropenia at the 400 mg dose level, which led to a reduction in the dose of paclitaxel for that patient. The most frequent adverse event ≥ Grade 3 was neutropenia (27%). A low rate of ≥ Grade 3 peripheral neuropathy (4.2%) was observed despite 88% of the patients having prior taxane exposure.

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

Immuno-Oncology Evaluation of CB-839 with Nivolumab

In August 2016 we initiated CX-839-004, a Phase 1/2 clinical trial of CB-839 in combination with the PD-1 inhibitor nivolumab in patients with RCC, melanoma, and non-small cell lung cancer, or NSCLC. The Phase 1/2 study is designed to assess the safety, pharmacokinetics and pharmacodynamics of CB-839 and nivolumab.

In November 2017, we presented initial data from the ongoing study of five patient cohorts. The study enrolled three cohorts of patients who have received a checkpoint inhibitor (PD-1/PD-L1) in the most recent line of therapy. Among 16 evaluable melanoma patients, all of whom were progressing on a checkpoint inhibitor at study entry, one patient achieved a complete response and two patients achieved partial responses. The overall response rate in this cohort was 19%, and the overall disease control rate was 44%. Among six evaluable NSCLC patients, all of whom were progressing on a checkpoint inhibitor at study entry, 67% experienced stable disease. Among eight evaluable RCC patients, 75% were progressing and 25% had stable disease at study entry. Stable disease was achieved in 75%, all of whom were progressing on a checkpoint inhibitor at study entry. The study enrolled one cohort of RCC patients who have received a checkpoint inhibitor in any prior line of therapy, but never achieved a response to checkpoint therapy. Among seven evaluable checkpoint inhibitor experienced RCC patients with a median of four prior lines of therapy, 57% experienced stable disease. The study enrolled another cohort of RCC patients who were previously treated with vascular endothelial growth factor, or VEGF, inhibiting therapy and were naïve to checkpoint inhibitors. Among 19 evaluable checkpoint inhibitor naïve RCC patients, four patients (21%) achieved a partial response and disease control rate was 74%. An analysis of all safety evaluable patients demonstrated that CB-839 was well tolerated when combined with nivolumab in melanoma, RCC and NSCLC patients. During dose escalation of the combination therapy, there was one report of dose limiting Grade 3 alanine aminotransferase, or ALT, increase; however, no maximum tolerated dose was reported. The majority of adverse events reported have been mild to moderate with the most common being fatigue, nausea and photophobia. With 3.7% immune-related adverse events Grade ≥ 3, the data suggest there was no apparent increase in the rate or severity of immune related events compared to historical rates.

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

An academic research group at Case Western Reserve University demonstrated that single agent CB-839 inhibits the growth of CRCs with PIK3CA mutations in immune-compromised mice, but CRC tumors with a normal PIK3CA gene were not inhibited. Remarkably, the combination of CB-839 with 5-florouracil induced complete and long-lasting tumor regressions in animals bearing PIK3CA mutant CRC tumors, but not tumors with normal PIK3CA, suggesting that this combinational therapy may be a unique and effective approach in the clinic. An investigator-sponsored clinical trial was initiated by Drs. Jennifer Eads, Alok Khorana, and Neal Meropol, at the Case Western Comprehensive Cancer Center in 2016.  Enrollment in this study is ongoing and data from this trial have been accepted for presentation by the investigators at the American Society for Clinical Oncology in June 2018.

INCB001158

INCB001158 entered clinical trials in September 2016. The initial Phase 1 trial (NCT02903914) is designed to evaluate the safety and recommended Phase 2 dose of INCB001158 as a monotherapy, and in combination with immune checkpoint therapy. We presented mono-therapy data in June 2017 at the American Society of Clinical Oncology, or ASCO, annual meeting. As of the data cut off-of April 24, 2017, a total of 17 patients with advanced solid tumors had received single agent doses ranging from 50 to 150 mg twice a day in the ongoing Phase 1 trial. INCB001158 was generally well tolerated with no drug-related serious adverse events. Treatment related adverse events were limited to one case each of Grade 1 anemia, fatigue, increased ALT and myalgia. No Grade 3 treatment-related adverse events were reported. Reversible, asymptomatic elevations of urinary orotic acid, a highly sensitive marker of urea cycle inhibition, were observed in two patients at 150 mg BID. Plasma levels of arginase were inhibited > 90% in all patients, and in 10 of 11 patients plasma arginine increased 1.5-fold or more. The pharmacokinetics support BID dosing of INCB001158, as currently tested doses continuously maintained targeted levels of arginase inhibition.

The recommended Phase 2 monotherapy dose has been selected, and several Keytruda® (pembrolizumab) combination cohorts of additional tumor types have been added to the trial design. Expansion cohorts of INCB001158 dosed in combination with Keytruda® are expected to enroll patients diagnosed with non-small cell lung cancer, melanoma, urothelial cell carcinoma, colorectal cancer, gastroesophageal cancer, squamous cell head and neck cancer and mesothelioma. A second clinical trial (NCT03314935) designed to evaluate INCB001158 in combination with chemotherapy opened for enrollment in November 2017. The Phase 1/2 trial in patients with solid tumors (including metastatic microsatellite stable colorectal cancer, biliary tract cancer, gastroesophageal cancer, endometrial cancer or ovarian cancer), will evaluate INCB001158 administered orally twice daily with either folinic acid, fluorouracil and oxaliplatin, also known as FOLFOX, gemcitabine/cisplatin or paclitaxel. Primary endpoints include safety and objective response rate. A third clinical trial (NCT03361228) is designed to evaluate the safety and antitumor activity of INCB001158 plus epacadostat, with or without pembrolizumab, in patients with advanced or metastatic solid tumors. Due to changes in Incyte’s epacadostat development program, additional patients will not be enrolled in this trial. We believe that INCB001158 is the only arginase inhibitor in clinical trials.

Arginase has been proposed to be critical in the pathophysiology of several non-oncology diseases, including cystic fibrosis. Sputum from patients with cystic fibrosis, or CF, has elevated arginase activity and diminished arginine. Reduced arginine is thought to exacerbate pulmonary disease in CF by impairing production of nitric oxide, leading to diminished airway function and anti-bacterial immune response. Reduced airway nitric oxide has been observed in the bronchial airways of patients with CF, which directly correlated with worsened lung function, and increased colonization with pathogens including P. aeruginosa. Arginase is also thought to play an important pathophysiologic role in several other diseases, including idiopathic pulmonary fibrosis and other fibrotic diseases, primary pulmonary hypertension, acute respiratory distress syndrome, and others. We retain the rights to develop a separate arginase inhibitor for development in non-oncology indications and we have selected a compound to advance into preclinical development in cystic fibrosis.

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

Critical Accounting Policies and Estimates

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification, or ASC, Revenue from Contracts with Customers (Topic 606), or ASC 606, using the modified retrospective approach. Under this approach, we recorded a cumulative adjustment to decrease accumulated deficit and deferred revenue by $8.8 million. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We have a collaboration and licensing agreement that is within the scope of ASC 606, under which we license certain rights to one of our product candidates to Incyte Corporation. The terms of this arrangement include payment to us of a non-refundable, upfront license fee, and potential development, regulatory and sales milestones, and sales royalties. Each of these payments results in collaboration revenues, except for revenues from royalties on net sales of licensed products, which would be classified as royalty revenues.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our agreement, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.  As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.

Licenses of Intellectual Property:  If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promised goods or services, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments:  At the inception of each arrangement that includes development, regulatory or commercial milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensees’ control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received or the underlying activity has been completed. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue in the period of adjustment.

Royalties:  For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of our licensing arrangements.

Contract Balances

Upfront payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts payable to us are recorded as accounts receivable when our right to consideration is unconditional.

We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less.

We receive payments from Incyte based on billing schedules established in the contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less.

For a discussion of our other significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Except for our revenue recognition policy, there have been no material changes in our critical accounting policies during the three months ended March 31, 2018, as compared to those disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Form 10-K dated December 31, 2017, filed with the SEC.

Financial Overview

Collaboration Revenue

Collaboration revenue represents the portion of deferred revenue recognized from a $45.0 million upfront fee and $12.0 million milestone achieved in the first quarter of 2017, both from the Incyte Collaboration Agreement. The combined transaction price of $57.0 million is being recognized over the estimated two-year period of performance under the Incyte Collaboration Agreement based on the measure of progress toward completion for the combined performance obligation, ending in January 2019. Effective January 1, 2018, we adopted Accounting Standards Codification, or ASC, Revenue from Contracts with Customers (Topic 606), or ASC 606, using the modified retrospective approach. Refer to Item 1, Notes to condensed consolidated financial statements, Notes 2 and 9, for further information on the adoption of ASC 606.

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

Research and development expenses consist primarily of the following:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;
•	expenses incurred under agreements with clinical trial sites that conduct research and development activities on our behalf;
•	laboratory and vendor expenses related to the execution of preclinical studies and clinical trials;
•	contract manufacturing expenses, primarily for the production of clinical supplies;
•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation expense and other supplies; and
•	license fees and milestone payments related to our licensing agreements.

The largest component of our total operating expenses has historically been our investment in research and development activities including the clinical development of our product candidates. We allocate to research and development expenses the salaries, benefits, stock-based compensation expense, and indirect costs of our clinical and preclinical programs on a program-specific basis, and we include these costs in the program-specific expenses. The following table shows our research and development expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Development:
CB-839 (Glutaminase inhibitor)	$11,258	$3,626
INCB001158 (Arginase inhibitor)	1,636	1,424
Total development	12,894	5,050
Preclinical and research:
Preclinical and research	2,599	1,590
Total Research and Development	$15,493	$6,640

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation expense and other supplies. We have incurred and expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, particularly after we cease to be an “emerging growth company.” In addition, we have incurred and expect to continue to incur increased expenses associated with being a public company, including additional insurance, investor relations and other increases related to needs for additional human resources and professional services.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

	Three Months
	Ended March 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Revenue:
Collaboration revenue	$5,189	$4,192	$997	24%
Total revenue	5,189	4,192	997	24%
Operating expenses:
Research and development	15,493	6,640	8,853	133%
General and administrative	3,508	3,308	200	6%
Total operating expenses	19,001	9,948	9,053	91%
Loss from operations	(13,812)	(5,756)	(8,056)	140%
Interest income, net	606	169	437	259%
Net loss	$(13,206)	$(5,587)	$(7,619)	136%

Collaboration Revenue.    Collaboration revenue increased $1.0 million, or 24%, from $4.2 million for the three months ended March 31, 2017 to $5.2 million for the three months ended March 31, 2018. Collaboration revenue represents the portion of deferred revenue from the Incyte Collaboration Agreement recognized in the current period. Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective approach. The increase of $1.0 million was primarily due to a full quarter of activity in 2018 verses a partial quarter in 2017 based on the date of the Incyte Collaboration Agreement, partially offset by differences in accounting under the adoption of ASC 606. Refer to Item 1, Notes to condensed consolidated financial statements, Notes 2 and 9, for further information on the adoption of ASC 606.

Research and Development.    Research and development expenses increased $8.8 million, or 133%, from $6.6 million for the three months ended March 31, 2017 to $15.4 million for the three months ended March 31, 2018. The increase of $8.8 million was due to a $7.6 million increase in the CB-839 program to support our new and ongoing clinical trials, including our Phase 2 trials, as well as an increase of $1.0 million from investment in our early stage research programs, and an increase of $0.2 million from the INCB001158 program.

General and Administrative.    General and administrative expenses increased $0.2 million, or 6%, from $3.3 million for the three months ended March 31, 2017 to $3.5 million for the three months ended March 31, 2018. The increase of $0.2 million was primarily due to $1.0 million in higher personnel-related costs as a result of higher headcount, salary increases and stock-based compensation expense, partially offset by $0.4 million of lower professional costs primarily related to legal expenses in connection with entering into the Incyte Collaboration Agreement, and $0.4 million lower expenses due to the execution of the sublease agreement for our office and laboratory space, both in the first quarter of 2017.

Interest Income, net.    Interest income, net increased $0.4 million, from $0.2 million for the three months ended March 31, 2017 to $0.6 million for the three months ended March 31, 2018. The increase of $0.4 million was due to higher interest income generated from higher returns on our investments and higher cash equivalents and investment balances compared to the prior year.

Liquidity and Capital Resources

As of March 31, 2018, we had cash, cash equivalents and investments totaling $171.2 million. Our operations have been financed by net proceeds from the sale of shares of our capital stock and payments from the Incyte Collaboration Agreement.

In August 2017, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock. As of March 31, 2018, $248.3 million of our common stock remained available for sale, of which up to $48.3 million may be issued and sold pursuant to an at-the-market offering program for sales of our common stock under a sales agreement with Cowen and Company, LLC, subject to certain conditions as specified in the sales agreement.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and investments as of March 31, 2018 will be sufficient for us to meet our current operating plan for at least the twelve-month period following the filing of our March 31, 2018 Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months
	Ended March 31,
	2018	2017
	(in thousands)
Cash provided by (used in) operating activities	$(14,952)	$35,251
Cash provided by (used in) investing activities	$21,168	$(76,965)
Cash provided by financing activities	$150	$120,579

Cash Flows Provided By (Used In) Operating Activities

Cash used in operating activities for the three months ended March 31, 2018 was $15.0 million. Our net loss of $13.2 million was offset in part by non-cash charges of $1.9 million of stock-based compensation and $0.2 million for depreciation. The change in operating assets and liabilities was primarily related to a $5.2 million decrease in deferred revenue, a $0.7 million increase in the receivable related to our collaboration agreements, and a $2.1 million increase primarily due to the timing of payments for our research and development activities.

Cash provided by operating activities for the three months ended March 31, 2017 was $35.3 million. Our net loss of $5.6 million was offset in part by non-cash charges of $1.1 million of stock-based compensation and $0.2 million for depreciation. The change in operating assets and liabilities of $39.5 million was primarily related to a $52.8 million increase in deferred revenue, a $13.6 million increase in the receivable related to the Incyte Collaboration Agreement, and a $0.3 million increase due to the timing of payments for our research and development activities.

Cash Flows Provided By (Used In) Investing Activities

Cash provided by investing activities was $21.2 million for the three months ended March 31, 2018 and was mainly related to the purchases of investments of $16.8 million offset by the maturity of investments of $38.0 million.

Cash used in investing activities was $77.0 million for the three months ended March 31, 2017 and was related to the purchases of investments of $94.0 million, offset by the sale or maturity of investments of $17.1 million and purchases of property and equipment of $50,000.

Cash Flows Provided By Financing Activities

Cash provided by financing activities was $0.2 million for the three months ended March 31, 2018 related to the issuance of common stock upon the exercise of stock options.

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

Contractual Obligations and Other Commitments

There have been no material changes to the contractual obligations during the three months ended March 31, 2018, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

During 2017 and the three months ended March 31, 2018, we did not have any off balance sheet arrangements.

Recent Accounting Pronouncements

Please refer to Note 1 to our unaudited condensed consolidated financial statements appearing under Part I, Item 1 for a discussion of new accounting standards updates that may impact us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies and highly rated banks and corporations, subject to certain concentration limits. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. As of March 31, 2018, we had cash, cash equivalents and investments of $171.2 million. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and due to the low risk profile of our investments, a 1% change in interest rates would not have a material impact on the total market value of our portfolio. We have the ability to hold our short-term investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. We actively monitor changes in interest rates. We had no outstanding debt as of March 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2018, management, with the participation of our President and Chief Executive Officer (“Principal Executive Officer and Principal Financial Officer”), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer concluded that, as of March 31, 2018, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the following risk factors, in addition to the other information contained in this report on Form 10-Q, including our financial statements and related notes and the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this report could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and our growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. The risks relating to our business set forth in our Annual Report on Form 10-K, filed with the SEC, are set forth below and are unchanged substantively as of March 31, 2018, except for those risks designated by an asterisk (*).

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*

Since our inception, we have incurred significant operating losses. Our net loss was $27.8 million and $13.2 million for year ended December 31, 2017 and the three months ended March 31, 2018, respectively. As of March 31, 2018, we had an accumulated deficit of $154.7 million. To date, we have financed our operations through sales of our capital stock and payments from the Incyte Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.*

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Some companies that adopted a similar federal district court forum selection provision are currently subject to a suit in the Chancery Court of Delaware by stockholders who assert that the provision is not enforceable. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business and financial condition.

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calithera Biosciences, Inc.

Date: May 10, 2018	By:	/s/ Susan M. Molineaux
Susan M. Molineaux, Ph.D.
President and Chief Executive Officer
(Principal Executive and Principal Financial Officer)

Date: May 10, 2018	By:	/s/ Stephanie Wong
Stephanie Wong
Senior Vice President, Finance and Secretary
(Principal Accounting Officer)