Form 10-Q
period 2018-06-30
Calithera Biosciences, Inc.
filed 2018-08-07
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 2, 2018, the registrant had 35,987,379 shares of common stock, $0.0001 par value per share, outstanding.

Calithera Biosciences, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2018

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Calithera Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$55,870	$48,475
Short-term investments	85,544	115,318
Receivables from collaborations	2,511	1,142
Prepaid expenses and other current assets	1,513	2,732
Total current assets	145,438	167,667
Long-term investments	10,828	22,361
Other assets	638	228
Restricted cash	440	440
Property and equipment, net	1,631	1,759
Total assets	$158,975	$192,455
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,115	$1,072
Accrued liabilities	9,533	8,938
Current portion of deferred revenue	—	29,017
Total current liabilities	10,648	39,027
Deferred revenue, less current portion	—	2,028
Deferred rent	1,162	1,093
Total liabilities	11,810	42,148
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 200,000 shares authorized as of June 30, 2018 and December 31, 2017; 35,963 and 35,759 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	4	4
Additional paid-in capital	305,235	300,906
Accumulated deficit	(157,823)	(150,333)
Accumulated other comprehensive loss	(251)	(270)
Total stockholders’ equity	147,165	150,307
Total liabilities and stock and stockholders’ equity	$158,975	$192,455

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Collaboration revenue	$17,065	$7,255	$22,254	$11,447
Total revenue	17,065	7,255	22,254	11,447
Operating expenses:
Research and development	17,305	10,142	32,798	16,782
General and administrative	3,498	2,848	7,006	6,156
Total operating expenses	20,803	12,990	39,804	22,938
Loss from operations	(3,738)	(5,735)	(17,550)	(11,491)
Interest income, net	663	541	1,269	710
Net loss	$(3,075)	$(5,194)	$(16,281)	$(10,781)
Net loss per share, basic and diluted	$(0.09)	$(0.15)	$(0.45)	$(0.36)
Weighted average common shares used to compute net loss per share, basic and diluted	35,874	35,348	35,827	30,342

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(3,075)	$(5,194)	$(16,281)	$(10,781)
Other comprehensive gain (loss):
Net unrealized gain (loss) on available-for-sale securities	75	(103)	19	(121)
Total comprehensive loss	$(3,000)	$(5,297)	$(16,262)	$(10,902)

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows Provided By (Used In) Operating Activities
Net loss	$(16,281)	$(10,781)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	248	164
Amortization of premiums on investments	5	231
Stock-based compensation	3,801	2,503
Loss on disposal of property and equipment	—	6
Changes in operating assets and liabilities:
Receivables from collaborations	(1,369)	(2,303)
Prepaid expenses and other current assets	1,246	(73)
Other assets	(410)	(35)
Accounts payable	(42)	12
Accrued liabilities	595	931
Deferred revenue	(22,254)	45,553
Deferred rent, non-current	69	211
Net cash provided by (used in) operating activities	(34,392)	36,419

Cash Flows Provided by (Used In) Investing Activities
Purchases of investments	(41,349)	(146,268)
Proceeds from maturity of investments	82,670	36,909
Purchases of property and equipment	(62)	(227)
Net cash provided by (used in) investing activities	41,259	(109,586)

Cash Flows Provided By Financing Activities
Proceeds from issuance of common stock upon public offering, net	—	75,386
Proceeds from issuance of common stock under stock purchase agreement, net	—	7,914
Proceeds from issuance of common stock through an at-the-market offering, net	—	36,907
Proceeds from stock option exercises and employee stock plan purchases	528	750
Net cash provided by financing activities	528	120,957

Net increase in cash, cash equivalents, and restricted cash	7,395	47,790
Cash, cash equivalents, and restricted cash at beginning of period	48,915	10,647
Cash, cash equivalents, and restricted cash at end of period	$56,310	$58,437

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Change in unpaid amounts related to property and equipment purchases	$58	$—
Change in unpaid amounts related to deferred financing costs	$27	$—

See accompanying notes.

Calithera Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization

Calithera Biosciences, Inc. (the “Company”) was incorporated in the State of Delaware on March 9, 2010. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing small molecule drugs that target novel and critical metabolic pathways in tumor and cancer-fighting immune cells. The Company’s principal operations are based in South San Francisco, California, and it operates in one segment.

Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Calithera Biosciences UK Limited. All significant intercompany accounts and transactions have been eliminated from the condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of June 30, 2018, the statements of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017, and the statements of cash flows for the six months ended June 30, 2018 and 2017, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the six-month periods are also unaudited. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other future annual or interim period. The balance sheet as of December 31, 2017 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

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

The following table summarizes the impact of adopting ASC 606 on select unaudited condensed statement of operations line items for the three and six months ended June 30, 2018 (in thousands, except per share data):

			Balances
			Without the
			Adoption of
Three Months Ended June 30, 2018	As Reported	Adjustments	ASC 606
Collaboration revenue	$17,065	$6,726	$23,791
Total revenue	17,065	6,726	23,791
(Loss) income from operations	(3,738)	6,726	2,988
Net (loss) income	(3,075)	6,726	3,651

			Balances
			Without the
			Adoption of
Six Months Ended June 30, 2018	As Reported	Adjustments	ASC 606
Collaboration revenue	$22,254	$8,791	$31,045
Total revenue	22,254	8,791	31,045
Loss from operations	(17,550)	8,791	(8,759)
Net loss	(16,281)	8,791	(7,490)

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

The following table presents changes in the Company’s contract assets and liabilities for the six months ended June 30, 2018 (in thousands):

	Balance at	Balance at
	Beginning of	End of
Six Months Ended June 30, 2018	Period	Period
Contract liabilities:
Deferred revenue	$29,017	$—
Deferred revenue, less current portion	2,028	—

Deferred revenue related to the Incyte Collaboration Agreement, which was comprised of the $57 million transaction price including a $45 million upfront license payment and a $12 million development milestone achieved, less the collaboration revenue recognized from the effective date of the contract, was recognized as the combined performance obligation was satisfied.

The Company had no contract assets as of June 30, 2018. During the six months ended June 30, 2018, the Company’s contract liabilities, which consisted of deferred revenue, decreased $31.0 million for the six months ended June 30, 2018, related to revenue recognized in the period related to amounts included in the contract liability at the beginning of the period. In addition, the Company recorded a cumulative adjustment to decrease accumulated deficit and deferred revenue by $8.8 million upon the adoption of ASC 606 on January 1, 2018, using the modified retrospective approach. For the three and six months ended June 30, 2018, the Company did not recognize any revenue from performance obligations satisfied in previous periods.

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

The Company adopted the accounting standard update on January 1, 2018 using the modified retrospective approach for its collaboration and license agreement with Incyte. Therefore, comparative information was not adjusted and the impact of the transition is reflected in opening accumulated deficit. The consideration the Company is eligible to receive under this agreement includes upfront payments, research and development funding, milestone payments, and sales-based royalties. The new revenue recognition standard differs from the previous accounting in many respects, such as in the accounting for variable consideration and the measurement of progress toward completion of performance obligations. The most significant impact of the standard relates to the Company’s method of revenue recognition for performance obligations that are delivered over time. Under the new standard, milestone payments are included in the transaction price as variable consideration, subject to a constraint, and are allocated to the performance obligations in the contract. Therefore, the milestone payments are recognized over the performance period rather than when achieved. In addition, legacy guidance permitted straight-line recognition of revenue for performance obligations that are delivered over time. The new standard requires an entity to recognize revenue based on the pattern of transfer of the services. The impact of adoption resulted in the Company recording an adjustment to decrease the accumulated deficit and deferred revenue by $8.8 million at January 1, 2018 to reflect revenue being recognized based on a measurement of progress toward completion of the combined performance obligation, rather than on a straight-line basis.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash Payments, or ASC 230, to clarify how entities should present restricted cash and restricted cash equivalents in their statements of cash flows. Under this update, entities are required to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in their statements of cash flows. The Company adopted this standard on January 1, 2018 retrospectively. The adoption of this standard did not impact the Company’s unaudited condensed consolidated balance sheets, statements of operations, or statements of comprehensive loss. The following table summarizes the impact of adopting ASC 230 on select unaudited condensed statement of cash flows line items (in thousands) for the six-month period ended June 30, 2017:

			Balances
			With the
	As Originally		Adoption of
	Reported	Adjustments	ASC 230
Change in restricted cash	$(394)	$394	$—
Net cash provided by (used in) investing activities	(109,980)	394	(109,586)
Net increase in cash, cash equivalents and restricted cash*	47,396	394	47,790
Cash, cash equivalents and restricted cash at beginning of period*	10,601	46	10,647
Cash, cash equivalents and restricted cash at end of period*	57,997	440	58,437
*	For the six-month period ended June 30, 2017, this line item, as originally reported, excluded restricted cash.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is aimed at making leasing activities more transparent, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU is effective for all interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted and was previously required to be applied with a modified retrospective approach to each prior reporting period presented. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, or ASU No. 2018-11. In issuing ASU No. 2018-11, the FASB is permitting another transition method for ASU 2016-02, which allows the transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on the condensed consolidated financial statements. The Company plans to adopt the new standard effective January 1, 2019.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently assessing the effect that the ASU will have on its financial position, results of operations, and disclosures.

3. Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis (at least annually). Financial instruments include cash and cash equivalents, investments, receivables from collaborations, accounts payable, accrued liabilities and the current portion of deferred revenue that approximate fair value due to their relatively short maturities.

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$14,123	$—	$—	$14,123
Corporate notes and commercial paper	—	73,785	—	73,785
U.S. treasury securities	—	25,410	—	25,410
U.S. government agency securities	—	38,935	—	38,935
Total financial assets	$14,123	$138,130	$—	$152,253

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$12,430	$—	$—	$12,430
Corporate notes and commercial paper	—	85,492	—	85,492
U.S. treasury securities	—	34,437	—	34,437
U.S. government agency securities	—	53,691	—	53,691
Total financial assets	$12,430	$173,620	$—	$186,050

4. Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities and restricted cash, consisted of the following (in thousands):

	June 30, 2018				December 31, 2017
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$14,123	$—	$—	$14,123	$12,430	$—	$—	$12,430
Corporate notes and commercial paper	73,843	—	(58)	73,785	85,553	—	(61)	85,492
U.S. treasury securities	25,438	—	(28)	25,410	34,505	—	(68)	34,437
U.S. government agency securities	39,100	—	(165)	38,935	53,832	—	(141)	53,691
	$152,504	$—	$(251)	$152,253	$186,320	$—	$(270)	$186,050
Classified as:
Cash equivalents				$55,441				$47,931
Short-term investments				85,544				115,318
Long-term investments				10,828				22,361
Restricted cash				440				440
Total cash equivalents, restricted cash and investments				$152,253				$186,050

At June 30, 2018, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of June 30, 2018, unrealized losses on cash equivalents and investments were $251,000 and the losses were deemed to be temporary. The gross unrealized loss that had been in a continuous loss position for 12 months or longer was not significant as of June 30, 2018. There were no investments in a continuous loss position for 12 months or longer as of December 31, 2017. The Company does not intend to sell its securities that are in an unrealized loss position, and it is unlikely that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be maturity. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis. As of June 30, 2018, the Company had a total of $152.7 million in cash, cash equivalents, restricted cash and investments, which includes $0.4 million in cash and $152.3 million in cash equivalents, restricted cash and investments.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued bonus and payroll expenses	$2,509	$3,016
Accrued professional and consulting services	368	367
Accrued clinical and manufacturing expenses	6,393	4,845
Accrued preclinical and research expenses	207	469
Other	56	241
Total accrued liabilities	$9,533	$8,938

6. Stockholders’ Equity

At-the-Market Offering

In August 2017, the Company entered into a sales agreement with Cowen, as sales agent and underwriter, pursuant to which the Company could issue and sell shares of its common stock with an aggregate maximum offering price of $50.0 million under an at-the-market offering program (“ATM program”). The Company will pay Cowen up to 3% of gross proceeds for any common stock sold through the sales agreement. No shares were sold under the ATM program during the six months ended June 30, 2018. As of June 30, 2018, $48.3 million of common stock remained available for sale under the ATM program.

7. Stock Based Compensation

A summary of stock option activity is as follows (in thousands, except weighted-average exercise price and contractual term amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Value Intrinsic
Outstanding — December 31, 2017	3,571	$7.67
Options granted	1,143	$8.18
Options exercised	(85)	$1.85
Options cancelled	(24)	$7.99
Outstanding — June 30, 2018	4,605	$7.90	7.98	$2,616
Exercisable — June 30, 2018	2,164	$7.83	7.04	$1,642

Total stock-based compensation expense related to the Company’s 2010 Equity Incentive Plan, 2014 Equity Incentive Plan and the 2014 Employee Stock Purchase Plan was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$1,025	$744	$2,008	$1,349
General and administrative	895	610	1,793	1,154
Total stock-based compensation	$1,920	$1,354	$3,801	$2,503

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

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be anti-dilutive were as follows (in thousands):

	June 30,
	2018	2017
Options to purchase common stock	4,605	3,397
Employee stock plan purchases	66	37
Total	4,671	3,434

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

The Incyte Collaboration Agreement is considered to be under the scope of FASB Topic 808, Collaborative Arrangements. The Company has concluded that the research and development co-funding activities were not representative of a customer relationship and this unit of account is accounted for as an increase to or reduction of research and development expenses, rather than as revenue. The performance obligations under the Incyte Collaboration Agreement consist of intellectual property licenses and the performance of certain manufacturing and manufacturing technology transfer services. The Company has determined that the license is not distinct from the associated manufacturing and technology transfer services to be performed under the agreement. Specifically, the Company believes the license is not capable of being distinct, as Incyte did not have the know-how to manufacture the collaboration product without Calithera’s assistance until completion of the manufacturing technology transfer process, and no other third parties could perform such assistance due to the early stage nature of the licensed intellectual property as well as Calithera’s propriety knowledge with respect to the licensed intellectual property. Prior to the adoption of ASC 606, the Company concluded that the delivered licenses did not have stand-alone value, and the rights conveyed to Incyte did not permit Incyte to perform all efforts necessary to use the Company’s technology to bring the compound through development and, upon regulatory approval, commercialization of the compound, without the associated manufacturing and technology transfer services. Accordingly, the Company combined these deliverables and allocated the upfront consideration of $45.0 million to the combined unit of accounting. The Company recognized the $45.0 million upfront payment on a straight-line basis over the estimated period of performance under the Incyte Collaboration Agreement, and recognized the $12.0 million developmental milestone payment from Incyte on a straight-line basis over the remaining period of performance for the combined unit of accounting. For the three and six months ended June 30, 2017, the Company recognized revenue from its collaboration with Incyte totaling $7.3 million and $11.4 million, respectively, related to amortization of the $45.0 million upfront fee and the $12.0 million milestone.

Upon the adoption of ASC 606 on January 1, 2018 under the modified retrospective approach, the transaction price was determined to be $57.0 million, representing the $45.0 million upfront payment and the $12.0 million developmental milestone payment from Incyte that was earned in March 2017. The $57.0 million transaction price was being recognized over the performance period, based on the measure of progress toward completion for the combined performance obligation, rather than on a straight-line basis. The measure of progress towards completion was based on the effort of certain employees within the Company dedicating time to complete the manufacturing services and technology transfer to Incyte. As of June 30, 2018, the manufacturing services and technology transfer to Incyte were determined to be substantially complete. For the three and six months ended June 30, 2018, the Company recognized revenue from its collaboration with Incyte totaling $17.1 million and $22.3 million, respectively, related to the completion of the combined performance obligation.

Net costs associated with co-development activities performed under the agreement are included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations, with any reimbursement of costs by Incyte reflected as a reduction of such expenses. For the three and six months ended June 30, 2018, net costs reimbursable by Incyte were $1.5 million and $2.6 million, respectively. For the three and six months ended June 30, 2017, net costs reimbursable by Incyte were $2.1 million and $3.6 million, respectively. As of June 30, 2018, the receivable due from Incyte was $2.4 million.

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division (“Symbioscience”), under which the Company has been granted the exclusive, worldwide license to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare (“Symbioscience License Agreement”). There were no expenses related to its licensing arrangement with Mars Symbioscience recorded in the three and six months ended June 30, 2018.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.

Overview

We are a clinical-stage pharmaceutical company focused on discovering and developing small molecule drugs that target novel and critical metabolic pathways in tumor and cancer-fighting immune cells. Tumor metabolism and immuno-oncology have emerged as promising new fields for cancer drug discovery, and recent clinical successes with therapeutic agents in each field have created fundamentally new therapies for cancer patients. With our unique approach, we have established a broad pipeline of small molecule drug candidates that target enzymes controlling metabolically critical pathways in tumor cells and tumor-associated immune cells. Two of our compounds are currently in clinical development and two additional compounds from our preclinical pipeline are expected to enter the clinic in 2019. Our product candidate CB-839 is an oral inhibitor of glutaminase, a critical enzyme in tumor cells that controls utilization of the nutrient glutamine. CB-839 is being evaluated in two randomized trials in patients with renal cell carcinoma, or RCC, with data expected from these trials in 2019 and 2020 respectively. Our product candidate, INCB001158, also known as CB-1158, is an oral inhibitor of arginase, an enzyme that depletes the amino acid arginine, a key metabolic nutrient for T‑cells. INCB001158 is being co-developed with Incyte Corporation, or Incyte, for oncology and hematology indications, and is currently being evaluated in Phase 1/2 trials as a monotherapy and in combination with other anti-cancer agents. Arginase inhibitors also have potential in the treatment of cystic fibrosis; accordingly, we have selected CB-280, a unique oral arginase inhibitor, to enter clinical trials in cystic fibrosis patients in 2019. Our next most advanced oncometabolism program targets CD73, an enzyme in the ATP metabolic pathway that plays a critical immunosuppressive role in tumors. We anticipate that our oral CD73 inhibitor will also enter the clinic in 2019.

CB-839

CB-839 is a potent and reversible oral inhibitor of glutaminase, the key enzyme in cells that converts glutamine to glutamate.  Many tumor cells depend on this metabolic pathway for growth and survival. CB-839, when given alone or in combination with a variety of other anti-cancer agents, effects multiple pathways in tumor cells, leading to nutritional blocks, inhibition of DNA synthesis, oxidative stress, and cell cycle disruptions. Because CB-839 has multiple mechanisms for impacting cellular metabolism, it has anti-tumor effects on a number of different tumor types using a variety of different agents, including tyrosine kinase inhibitors, mTOR inhibitors, taxanes, cdk4/6 inhibitors and PARP inhibitors. CB-839 binds to a site on glutaminase distinct from the glutamine-binding active site, making it a highly selective and unique allosteric inhibitor. CB-839 is well-tolerated in part because of this selectivity. We believe that CB-839 is the only allosteric glutaminase inhibitor currently in clinical trials.

We are currently developing CB-839 in combination with standard therapies in a select set of solid tumors. Our primary focus is in RCC where we are evaluating CB‑839 in two randomized Phase 2 trials with registration intent. CB-839 is also being evaluated in a Phase 1b/2 trial in combination with nivolumab for the treatment of solid tumors and a Phase 2 non-randomized trial in combination with paclitaxel for the treatment of triple negative breast cancer. In addition to these company sponsored clinical trials, CB-839 is also being studied in smaller, investigator-sponsored trials.

CB-839 Evaluation in Renal Cell Carcinoma

In January 2018, we presented an update to the Phase 1b trial of CB-839 in combination with everolimus. Twenty-four RCC patients, with a median of 3 prior therapies, were treated and evaluable for response. 92% of patients experienced disease control, including one patient with a partial response and 21 patients with stable disease. The median progression free survival was 5.8 months, which compares favorably to historical data in this patient population. Patients were administered CB-839 in oral doses that ranged from 400-800 mg twice a day in combination with a fixed oral dose of everolimus at 10 mg once a day. The addition of CB-839 to full-dose everolimus has been well tolerated, with a similar safety profile to the known profile of everolimus alone.

In January 2018, we presented Phase 1b RCC data for CB-839 in combination with cabozantinib. Initial data for twelve evaluable late-line RCC patients treated with CB-839 and cabozantinib, including 10 clear cell patients and two papillary patients, showed that 100% of patients experienced tumor shrinkage and had disease control. The response rate was 40% in the clear cell patient population, which compares favorably to historical data with cabozantinib monotherapy. Patients enrolled in this trial had advanced or metastatic disease and had received a median of three prior treatments, which included tyrosine kinase inhibitors, mTOR inhibitors, and checkpoint inhibitors. Patients were administered CB-839 in oral doses that ranged from 600-800 mg twice a day in combination with a fixed oral dose of cabozantinib at 60 mg once a day.

We are enrolling two Phase 2 randomized clinical trials of CB-839 for the treatment of RCC. The ENTRATA trial is a randomized, double-blind, placebo-controlled trial designed to evaluate the safety and efficacy of CB-839 with everolimus versus everolimus alone in approximately 65 patients with metastatic, clear cell RCC patients who have been treated with at least two prior lines of systemic therapy including a VEGFR-targeting tyrosine kinase inhibitor. Patients are randomized in a 2:1 ratio. The primary endpoint is progression free survival; overall survival will be assessed as a secondary endpoint. The multicenter study opened for enrollment in August 2017 and is being conducted at multiple sites in the United States (NCT03163667). The trial is expected to be fully enrolled in the fourth quarter of 2018 or early 2019, with primary endpoint analysis in 2019 or early 2020.

The CANTATA trial (NCT03428217) is a Phase 2 randomized, placebo-controlled trial comparing CB-839 in combination with cabozantinib versus cabozantinib alone in approximately 300 metastatic clear cell RCC patients who have previously received one or two prior lines of therapy, including a prior anti-angiogenic agent or nivolumab. Patients are randomized in a 1:1 ratio. The primary endpoint is progression free survival assessed by independent review; overall survival is a secondary endpoint. Patients will be stratified by International Metastatic Renal Cell Carcinoma Database Consortium, or IMDC, risk category and prior treatment with anti-PD(L)1 therapy. The study has 80% power to show a 35% improvement in progression free survival. In support of the CANTATA trial, Exelixis has entered into a material supply agreement with us for cabozantinib. The U.S. Food and Drug Administration, or FDA, has granted Fast Track designation to CB-839 in combination with cabozantinib, for the treatment of patients with metastatic RCC who have received one or two prior lines of therapy, including at least one vascular endothelial growth factor tyrosine kinase inhibitor or the combination of nivolumab and ipilimumab. The CANTATA trial opened for enrollment in April 2018 and is expected to take approximately two years to reach the primary endpoint analysis in 2020.

Evaluation of CB-839 in Combination with the Immunotherapy Agent Nivolumab

In August 2016 we initiated CX-839-004, a Phase 1/2 clinical trial of CB-839 in combination with the PD-1 inhibitor nivolumab in patients with RCC, melanoma, and non-small cell lung cancer, or NSCLC, designed to assess safety, pharmacokinetics, pharmacodynamics and efficacy of the combination.

In November 2017, we presented initial data from the ongoing study of five patient cohorts. The study enrolled three cohorts of patients who have received a checkpoint inhibitor (PD-1/PD-L1) in the most recent line of therapy. Among 16 evaluable melanoma patients, all of whom were progressing on a checkpoint inhibitor at study entry, one patient achieved a complete response and two patients achieved partial responses. The overall response rate in this cohort was 19%, and the overall disease control rate was 44%. Among six evaluable NSCLC patients, all of whom were progressing on a checkpoint inhibitor at study entry, 67% experienced stable disease. Among eight evaluable RCC patients, 75% were progressing and 25% had stable disease at study entry. Stable disease was achieved in 75%, all of whom were progressing on a checkpoint inhibitor at study entry. With 3.7% immune-related adverse events Grade ≥ 3 across the entire study, the data suggest there was no apparent increase in the rate or severity of immune related events compared to historical rates.

A collaboration with Bristol-Myers Squibb was expanded in November 2017 such that subsequent melanoma development costs would be shared, and a joint development committee will be established to guide the development and regulatory strategy of the combination therapy. An update on the strategy of the combination development program is expected in 2018.

Evaluation of CB-839 in Combination with Paclitaxel in Triple Negative Breast Cancer (TNBC)

In July 2017, we initiated CX-839-007, a Phase 2 trial of CB-839 with paclitaxel in TNBC patients. Four single arm, open label, cohorts of African American and non-African American patients are being treated in both the early stage setting, where patients have no prior taxane treatment, as well as the late stage setting after prior taxane. The primary endpoint of this trial is objective response rate and a number of predictive biomarkers are being assessed. Based on our preliminary Phase 2 clinical trial results and recent changes in the competitive landscape of TNBC, we do not plan to pursue further development of CB-839 plus paclitaxel in triple negative breast cancer patients at this time. We will continue to assess the CB-839 competitive landscape to determine if there is rationale to pursue other combinations in TNBC.

Evaluation of CB-839 in PIK3CA-mutated Colorectal Carcinoma (CRC)

CRC is one of the most common cancers with approximately 140,250 new cases and 50,630 deaths in the U.S. in 2018 (American Cancer Society). The oncogene PIK3CA, which encodes the p110α catalytic subunit of phosphatidylinositol-3-kinase α, is one of the most frequently mutated oncogenes in human cancers and is common in CRC. Mutations in PIK3CA are found in approximately 10-20% of CRC, which will result in between 14,000 and 28,000 new cases of mutated PIK3CA CRC in the United States in 2018.

An academic research group at Case Western Reserve University demonstrated that single agent CB-839 inhibits the growth of CRC tumors with PIK3CA mutations in immune-compromised mice, but CRC tumors with a normal PIK3CA gene were not inhibited. Remarkably, the combination of CB-839 with 5-florouracil induced complete and long-lasting tumor regressions in animals bearing PIK3CA mutant CRC tumors, but not tumors with normal PIK3CA, suggesting that this combinational therapy may be a unique and effective approach in the clinic.

An investigator-sponsored clinical trial was initiated by Drs. Jennifer Eads, Alok Khorana, and Neal Meropol, at the Case Western Comprehensive Cancer Center. This research is supported by a Stand Up To Cancer Colorectal Cancer Dream Team Translational Research Grant (Grant Number: SU2C-AACR-DT22-17). The Phase 1 portion of the trial is designed to determine safety and the recommended dose of the combination of CB-839 and capecitabine in patients with advanced treatment refractory solid tumors, while the Phase 2 portion of the trial is designed to evaluate activity of the regimen in patients with late line PIK3CA mutant colorectal cancer. To date, 16 patients have been enrolled, including 12 patients with colorectal cancer. Colorectal patients must have progressed on prior fluoropyrimidine containing therapy. In the dose escalation phase of the trial, there were no dose limiting toxicities and CB-839 plus capecitabine was well tolerated at full dose of CB-839. The recommended Phase 2 dose for the combination is CB-839 at 800 mg BID with capecitabine at 1000 mg/m2 BID. All late-line colorectal cancer patients had progressed on at least one prior fluoropyrimidine-containing regimen. For colorectal patients with PIK3CA mutated cancer (n=7), the median PFS was 26 weeks and for patients with PIK3CA wild-type cancer (n=5) the median PFS was 16 weeks (p=0.058). These results compare favorably to historical data on third line CRC patients receiving standard of care therapies, where the median PFS is approximately 8 weeks. The Phase 2 dose expansion portion of this study in patients with PIK3CA mutant colorectal cancer is ongoing.

Additional Development Opportunities

CB-839 is also the subject of a number of additional investigator-sponsored clinical trials and the National Cancer Institute, or NCI, Cancer Therapy Evaluation Program (CTEP). Investigator sponsored trials are ongoing in RAS wild-type colorectal cancer and myelosdysplastic syndromes and a third trial is planned in IDH mutated astrocytoma. CTEP currently plans to sponsor four additional Phase 1 trials of CB-839 for the treatment of NSCLC, soft tissue sarcoma and glioma. The study designs for the CETP trials are currently being evaluated as project teams are established.

INCB001158

Our product candidate INCB001158, which is a potent and selective orally bioavailable inhibitor of the enzyme arginase, was discovered by us and is being co-developed with Incyte. Arginase depletes arginine, a nutrient that is critical for the activation and proliferation of the body’s cancer-fighting immune cells, such as cytotoxic T-cells and natural killer (NK)-cells. During normal activation of the immune system, arginase, which is expressed by suppressive myeloid immune cells, plays an important role in halting T-cell proliferation. But in many tumors, including lung, gastrointestinal, bladder, renal cancer, squamous cell cancer of the head and neck, and acute myeloid leukemia, arginase-expressing myeloid cells accumulate and maintain an immunosuppressive environment, blocking the ability of T-cells and NK-cells to kill cancer cells. We believe that inhibitors of arginase can promote an anti-tumor immune response by restoring arginine levels, thereby allowing activation of the body’s own immune cells, including cytotoxic T-cells and NK-cells. INCB001158 is currently being evaluated in Phase 1/2 solid tumor clinical trials.

INCB001158 entered clinical trials in September 2016. The first Phase 1/2 trial (NCT02903914) was designed to evaluate the safety of the drug and to determine the recommended Phase 2 dose of INCB001158 as a monotherapy and in combination with immune checkpoint therapy. We presented monotherapy data in June 2017 at the American Society of Clinical Oncology, or ASCO, annual meeting. As of the data cut-off date of April 24, 2017, a total of 17 patients with advanced solid tumors had received single agent doses ranging from 50 to 150 mg twice a day. INCB001158 was generally well-tolerated with no drug-related serious adverse events. Treatment related adverse events were limited to one case each of Grade 1 anemia, fatigue, increased ALT and myalgia. No Grade 3 treatment-related adverse events were reported. Reversible, asymptomatic elevations of urinary orotic acid, a highly sensitive marker of urea cycle inhibition, were observed in two patients at 150 mg BID. At 50 and100 mg, plasma levels of arginase were inhibited continuously at > 90% in all patients, and in 10 of 11 patients plasma arginine increased 1.5-fold or more.

The recommended Phase 2 dose for monotherapy is 100 mg BID and monotherapy expansion cohorts in non-small cell lung cancer, colorectal cancer, and other solid tumors are currently enrolling patients. Expansion cohorts of INCB001158 dosed in combination with Keytruda® are enrolling checkpoint naïve patients diagnosed with metastatic microsatellite stable, or MSS, colorectal cancer, gastric cancer, squamous cell head and neck cancer and mesothelioma. Expansion cohorts of INCB001158 dosed in combination with Keytruda® are also enrolling patients who had prior checkpoint inhibitor therapy as their most immediate prior therapy. These cohorts include patients diagnosed with non-small cell lung cancer, melanoma, urothelial cell carcinoma, and microsatellite instable, or MSI, colorectal cancer. A second clinical trial (NCT03314935) designed to evaluate INCB001158 in combination with chemotherapy opened for enrollment in November 2017. This Phase 1/2 chemotherapy combination trial in patients with solid tumors (including metastatic microsatellite stable, or MSS, colorectal cancer, biliary tract cancer, gastroesophageal cancer, endometrial cancer or ovarian cancer), is evaluating INCB001158 administered twice daily with either folinic acid, fluorouracil and oxaliplatin, also known as FOLFOX, gemcitabine/cisplatin or paclitaxel. Primary endpoints include safety and objective response rate. A third clinical trial (NCT03361228) designed to evaluate the safety and antitumor activity of INCB001158 plus epacadostat, with or without pembrolizumab, in patients with advanced or metastatic solid tumors will not be enrolling additional patients due to changes in Incyte’s epacadostat development program. We believe that INCB001158 is the only arginase inhibitor in clinical trials.

In January 2017, we entered into a collaboration and license agreement, or the Incyte Collaboration Agreement, with Incyte Corporation. Under the terms of the Incyte Collaboration Agreement, we granted Incyte an exclusive, worldwide license to develop and commercialize its small molecule arginase inhibitors for hematology and oncology indications. The parties are collaborating on and co-funding the development of the licensed products, and, unless we opt out of our co-funding obligation, Incyte will fund 70% of global development costs and we will be responsible for the remaining 30%. The parties will share profits and losses in the U.S., with 60% to Incyte and 40% to us. We will have the right to co-detail the licensed products in the U.S, and Incyte will pay us tiered royalties ranging from the low to mid-double digits on net sales of licensed products outside the U.S. We may opt out of our co-funding obligation, in which case the U.S. profit sharing will no longer be in effect, and Incyte will pay us tiered royalties ranging from the low to mid-double digits on net sales of licensed products both in the U.S. and outside the U.S., and additional royalties to reimburse us for previously incurred development costs.

CB-280

Under our collaboration agreement with Incyte, we retained the rights to develop a second arginase inhibitor in specific non-oncology rare disease indications, including cystic fibrosis, or CF. We have now selected a compound, CB-280, to advance into clinical development in cystic fibrosis. We plan to file an investigational new drug, or IND, application for CB-280 with the U.S. FDA and initiate a Phase 1 clinical trial in the first half of 2019.

Arginase has been proposed to be critical in the pathophysiology of CF. Reduced arginine is thought to exacerbate pulmonary disease in CF by impairing production of nitric oxide, leading to diminished airway function and a diminished anti-bacterial immune response. Sputum from patients with CF, have elevated arginase activity and diminished levels of arginine. Reduced airway nitric oxide has been observed in the bronchial airways of patients with CF, and correlates directly with worsened lung function and increased colonization with pathogens, including Pseudomonas aeruginosa. Calithera, along with our pre-clinical collaborators, have validated arginase inhibitors in mouse models of CF. Based on pre-clinical studies in a mouse model of CFTR mutated CF, we believe that arginase inhibition can lead to improvements in lung function and reduction of Pseudomonas aeruginosa infection. We believe these data support the clinical development of CB-280 in CF and we look forward to the presentation of these data in the near future.

Oral Small Molecule Inhibitor of CD73

We have developed a small molecule inhibitor of CD73. CD73 is an enzyme in the adenosine pathway that plays a critical role in converting extracellular ATP into adenosine, a powerful inhibitor of immune cell activity in tumors. CD73 has a soluble form and a cell surface bound form. There are anti-CD73 monoclonal antibodies currently in clinical trials, yet we believe that direct inhibition of CD73 with a small molecule could have an advantage. The small molecule approach may be preferable, as a small molecule that binds directly to the active site of the enzyme could efficiently inhibit both soluble and cell surface forms of CD73 and may be able to more fully inhibit the CD73 enzyme in tumors. We have identified a CD73 inhibitor, CB-708, as a clinical candidate and plan to file an IND and initiate clinical studies in 2019.

Critical Accounting Policies and Estimates

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification, or ASC, Revenue from Contracts with Customers (Topic 606), or ASC 606, using the modified retrospective approach. Under this approach, we recorded a cumulative adjustment to decrease accumulated deficit and deferred revenue by $8.8 million. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Licenses of Intellectual Property:  If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promised goods or services, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

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

For a discussion of our other significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Except for our revenue recognition policy, there have been no material changes in our critical accounting policies during the six months ended June 30, 2018, as compared to those disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Form 10-K dated December 31, 2017, filed with the SEC.

Financial Overview

Collaboration Revenue

Collaboration revenue represents the portion of deferred revenue recognized from a $45.0 million upfront fee and $12.0 million milestone achieved in the first quarter of 2017, both from the Incyte Collaboration Agreement. The combined transaction price of $57.0 million was recognized over the estimated period of performance under the Incyte Collaboration Agreement based on the measure of progress toward completion for the combined performance obligation, which was satisfied as of June 2018. Effective January 1, 2018, we adopted ASC 606 using the modified retrospective approach. Refer to Item 1, Notes to condensed consolidated financial statements, Notes 2 and 9, for further information on the adoption of ASC 606.

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

The largest component of our total operating expenses has historically been our investment in research and development activities including the clinical development of our product candidates. We allocate to research and development expenses the salaries, benefits, stock-based compensation expense, and indirect costs of our clinical and preclinical programs on a program-specific basis, and we include these costs in the program-specific expenses. The following table shows our research and development expenses for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Development:
CB-839	$12,045	$7,400	$23,304	$11,026
INCB001158	1,583	1,026	3,219	2,450
CB-280	607	—	607	—
Total development	14,235	8,426	27,130	13,476
Preclinical and research:
Preclinical and research	3,070	1,716	5,668	3,306
Total Research and Development	$17,305	$10,142	$32,798	$16,782

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation expense and other supplies. We have incurred and expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, particularly after we cease to be an “emerging growth company.” In addition, we have incurred and expect to continue to incur increased expenses associated with being a public company, including additional legal, insurance, investor relations and other increases related to needs for additional human resources and professional services.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

	Three Months
	Ended June 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Revenue:
Collaboration revenue	$17,065	$7,255	$9,810	135%
Total revenue	17,065	7,255	9,810	135%
Operating expenses:
Research and development	17,305	10,142	7,163	71%
General and administrative	3,498	2,848	650	23%
Total operating expenses	20,803	12,990	7,813	60%
Loss from operations	(3,738)	(5,735)	1,997	-35%
Interest income, net	663	541	122	23%
Net loss	$(3,075)	$(5,194)	$2,119	-41%

Collaboration Revenue.    Collaboration revenue increased $9.8 million, or 135%, from $7.3 million for the three months ended June 30, 2017 to $17.1 million for the three months ended June 30, 2018. Collaboration revenue represents the portion of deferred revenue from the Incyte Collaboration Agreement recognized in the current period. Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective approach. The increase of $9.8 million was primarily due to the satisfaction of the Company’s combined performance obligation under the Incyte Collaboration Agreement, for which revenue recognized in each period was determined based on the measure of progress toward the completion of the manufacturing services and technology transfer to Incyte, partially offset by differences in accounting under the adoption of ASC 606. Refer to Item 1, Notes to condensed consolidated financial statements, Notes 2 and 9, for further information on the adoption of ASC 606.

Research and Development.    Research and development expenses increased $7.2 million, or 71%, from $10.1 million for the three months ended June 30, 2017 to $17.3 million for the three months ended June 30, 2018. The increase of $7.2 million was due to a $4.6 million increase in the CB-839 program to support our new and ongoing clinical trials, including for our Phase 2 CANTATA trial which opened in 2018, an increase of $0.6 million in the INCB001158 program, an increase of $0.6 million in the CB-280 program, including to support our IND application, and an increase of $1.4 million for investment in our early stage research programs.

General and Administrative.    General and administrative expenses increased $0.7 million, or 23%, from $2.8 million for the three months ended June 30, 2017 to $3.5 million for the three months ended June 30, 2018. The increase of $0.7 million was primarily due to $0.8 million in higher personnel-related costs as a result of higher headcount, salary increases and stock-based compensation expense, partially offset by $0.1 million of lower professional costs.

Interest Income, net.    Interest income, net increased $0.1 million, from $0.6 million for the three months ended June 30, 2017 to $0.7 million for the three months ended June 30, 2018. The increase of $0.1 million was due to higher interest income generated from higher returns on our investments, partially offset by lower cash equivalents and investment balances compared to the prior year.

Comparison of the Six Months Ended June 30, 2018 and 2017

	Six Months
	Ended June 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Revenue:
Collaboration revenue	$22,254	$11,447	$10,807	94%
Total revenue	22,254	11,447	10,807	94%
Operating expenses:
Research and development	32,798	16,782	16,016	95%
General and administrative	7,006	6,156	850	14%
Total operating expenses	39,804	22,938	16,866	74%
Loss from operations	(17,550)	(11,491)	(6,059)	53%
Other income, net	1,269	710	559	79%
Net loss	$(16,281)	$(10,781)	$(5,500)	51%

Collaboration Revenue.    Collaboration revenue increased $10.8 million, or 94%, from $11.4 million for the six months ended June 30, 2017 to $22.2 million for the six months ended June 30, 2018. Collaboration revenue represents the portion of deferred revenue from the Incyte Collaboration Agreement recognized in the current period. Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective approach. The increase of $10.8 million was primarily due the satisfaction of the Company’s combined performance obligation under the Incyte Collaboration Agreement, for which revenue recognized in each period was determined based on the measure of progress toward the completion of the manufacturing services and technology transfer to Incyte and a full six months of activity in 2018 verses a partial quarter in 2017 based on the date of the Incyte Collaboration Agreement, partially offset by differences in accounting under the adoption of ASC 606. Refer to Item 1, Notes to condensed consolidated financial statements, Notes 2 and 9, for further information on the adoption of ASC 606.

Research and Development.    Research and development expenses increased $16.0 million, or 95%, from $16.8 million for the six months ended June 30, 2017 to $32.8 million for the six months ended June 30, 2018. The increase of $16.0 million was due to a $12.3 million increase in the CB-839 program to support our new and ongoing clinical trials, including for our Phase 2 CANTATA trial which opened in 2018, an increase of $0.8 million in the INCB001158 program, an increase of $0.6 million in the CB-280 program, including to support our IND application, and an increase of $2.3 million for investment in our early stage research programs.

General and Administrative.    General and administrative expenses increased $0.9 million, or 14%, from $6.1 million for the six months ended June 30, 2017 to $7.0 million for the six months ended June 30, 2018. The increase of $0.9 million was primarily due to $1.7 million in higher personnel-related costs as a result of higher headcount, salary increases and stock-based compensation expense, partially offset by $0.5 million of lower professional costs including lower legal expenses in connection with entering into the Incyte Collaboration Agreement in the first quarter of 2017, and $0.3 million lower expenses due to the execution of the sublease agreement for our office and laboratory space in the first quarter of 2017.

Interest Income, net.    Interest income, net increased $0.6 million, from $0.7 million for the six months ended June 30, 2017 to $1.3 million for the six months ended June 30, 2018. The increase of $0.6 million was due to higher interest income generated from higher returns on our investments, partially offset by lower cash equivalents and investment balances compared to the 2017 period.

Liquidity and Capital Resources

As of June 30, 2018, we had cash, cash equivalents and investments totaling $152.2 million. Our operations have been financed by net proceeds from the sale of shares of our capital stock and payments from the Incyte Collaboration Agreement.

In August 2017, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock. As of June 30, 2018, $248.3 million of our common stock remained available for sale, of which up to $48.3 million may be issued and sold pursuant to an at-the-market offering program for sales of our common stock under a sales agreement with Cowen and Company, LLC, subject to certain conditions as specified in the sales agreement.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and investments as of June 30, 2018 will be sufficient for us to meet our current operating plan for at least the twelve-month period following the filing of our June 30, 2018 Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

We plan to continue to fund our operations and capital funding needs through reimbursement of expenses under our existing collaboration agreements and through equity and/or debt financing. We may also consider further collaborations or selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are not able to secure adequate additional funding we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could harm our business, results of operations and future prospects.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months
	Ended June 30,
	2018	2017
	(in thousands)
Cash provided by (used in) operating activities	$(34,392)	$36,419
Cash provided by (used in) investing activities	$41,259	$(109,586)
Cash provided by financing activities	$528	$120,957

Cash Flows Provided By (Used In) Operating Activities

Cash used in operating activities for the six months ended June 30, 2018 was $34.4 million. Our net loss of $16.3 million was offset in part by non-cash charges of $3.8 million of stock-based compensation and $0.3 million for depreciation and amortization. The change in operating assets and liabilities was primarily related to a $22.3 million decrease in deferred revenue related to the Incyte Collaboration Agreement, a $1.4 million increase in the receivable related to our collaboration agreements, and a $1.5 million increase primarily due to the timing of payments for our research and development activities.

Cash provided by operating activities for the six months ended June 30, 2017 was $36.4 million. Our net loss of $10.8 million was offset in part by non-cash charges of $2.5 million of stock-based compensation and $0.4 million for depreciation and amortization. The change in operating assets and liabilities was primarily related to a $45.6 million increase in deferred revenue related to the Incyte Collaboration Agreement and a $1.0 million increase primarily due to the timing of payments for our research and development activities, offset by a $2.3 million increase in the receivable related to the Incyte Collaboration Agreement.

Cash Flows Provided By (Used In) Investing Activities

Cash provided by investing activities was $41.3 million for the six months ended June 30, 2018 and was mainly related to proceeds from the maturity of investments of $82.7 million, partially offset by the purchases of investments of $41.3 million and property and equipment of $0.1 million.

Cash used in investing activities was $109.6 million for the six months ended June 30, 2017 and was related to the purchases of investments of $146.3 million, partially offset by the sale or maturity of investments of $36.9 million and purchases of property and equipment of $0.2 million.

Cash Flows Provided By Financing Activities

Cash provided by financing activities was $0.5 million for the six months ended June 30, 2018 and related to the issuance of common stock upon the exercise of stock options and from employee stock plan purchases.

Cash provided by financing activities was $121.0 million for the six months ended June 30, 2017 and was related to $75.4 million in net proceeds from the sale and issuance of common stock related to our public offering, $7.9 million in net proceeds from the issuance of common stock under our stock purchase agreement with Incyte, $36.9 million in net proceeds from the issuance of common stock through our ATM program, and issuance of common stock upon the exercise of stock options and from employee stock plan purchases of $0.8 million.

Contractual Obligations and Other Commitments

There have been no material changes to the contractual obligations during the three months ended June 30, 2018, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

During 2017 and the six months ended June 30, 2018, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Please refer to Note 1 to our unaudited condensed consolidated financial statements appearing under Part I, Item 1 for a discussion of new accounting standards updates that may impact us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies and highly rated banks and corporations, subject to certain concentration limits. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. As of June 30, 2018, we had cash, cash equivalents and investments of $152.2 million. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and due to the low risk profile of our investments, a 1% change in interest rates would not have a material impact on the total market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. We actively monitor changes in interest rates. We had no outstanding debt as of June 30, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2018, management, with the participation of our President and Chief Executive Officer (who serves as our principal executive officer and principal financial officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer concluded that, as of June 30, 2018, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the following risk factors, in addition to the other information contained in this report on Form 10-Q, including our financial statements and related notes and the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this report could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and our growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. The risks relating to our business set forth in our Annual Report on Form 10-K, filed with the SEC, are set forth below and are unchanged substantively as of June 30, 2018, except for those risks designated by an asterisk (*).

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*

Since our inception, we have incurred significant operating losses. Our net loss was $27.8 million and $16.3 million for year ended December 31, 2017 and the six months ended June 30, 2018, respectively. As of June 30, 2018, we had an accumulated deficit of $157.8 million. To date, we have financed our operations through sales of our capital stock and payments from the Incyte Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

We are very early in our development efforts, which may not be successful.*

We have invested a significant portion of our efforts and financial resources in the identification of our most advanced product candidates, CB-839 and INCB001158, which are being evaluated in Phase 2 and Phase 1/2 clinical trials, respectively. We have entered into the Incyte Collaboration Agreement for the development and commercialization of INCB001158. Pursuant to our agreement, we collaborate on and co-fund the development of INCB001158 for hematology and oncology indications, and, unless we opt out of our co-funding obligation, Incyte will fund 70% of global development costs and we will be responsible for the remaining 30%. All of our other programs are in research and preclinical development. It is also too early in our development efforts to determine whether our product candidates will demonstrate single-agent activity or will be developed for use in combination with other approved therapies, or both. As a result, the timing and costs of the regulatory paths we will follow and marketing approvals remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of CB-839 and INCB001158. The success of CB-839, INCB001158 and any other product candidates we may develop will depend on many factors, including the following:

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

There are also a number of product candidates in preclinical and clinical development by third parties to treat cancer by targeting cellular metabolism. Our principal competitors in the fields of tumor immunology and/or tumor metabolism include Agios Pharmaceuticals, Inc., Arcus Biosciences, Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, Bayer Pharma AG, Bristol-Myers Squibb Company, Celgene Corporation, Corvus Pharmaceuticals, Inc., CureTech Ltd., Dynavax Technologies Corp., Eisai Co., Ltd., Eli Lilly and Company, Forma Therapeutics Holdings, LLC, GlaxoSmithKline plc, Idera Pharmaceuticals, Inc., Immunomedics Inc., Incyte Corporation, iTeos Therapeutics SA, Merck & Co., Merck KGaA, Nektar Therapeutics, NewLink Genetics Corporation, Novartis International AG, Ono Pharmaceuticals Co., Ltd,  Pfizer Inc, Roche Holdings AG and its subsidiary Genentech, Inc., Sprint Bioscience AB, Takeda Pharmaceutical Co., Ltd, and TG Therapeutics, Inc.

Our primary competitors in the field of Cystic Fibrosis include AbbVie, Inc., AIT Therapeutics, Inc., Corbus Pharmaceuticals, Inc., Flatley Discovery Lab, LLC, Galapagos NV, Novoteris, LLC, Proteostatis Therapeutics, Inc., ProQR Therapeutics NV, Translate Bio, Inc., and Vertex Pharmaceuticals, Inc.

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

Third-party manufacturers may not be able to comply with current U.S. Good Manufacturing Practice requirements, or cGMPs, or similar legal and regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could adversely affect supplies of our product candidates and harm our business and results of operations.

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

Under the agreement, we and Incyte will jointly conduct and co-fund development of INCB001158, with Incyte leading global development activities. Unless we opt out of our co-funding obligation, Incyte will fund 70% of global development costs and we will be responsible for the remaining 30%. Should we disagree with Incyte about the clinical development or commercialization strategy, we could escalate the disagreement to our representatives on the Joint Steering Committee for resolution. We and Incyte are obligated to use good faith efforts to resolve such disputes; however, in cases of deadlock, Incyte will have the deciding vote. If the agreement is terminated, other than as a result of our breach, with respect to one or more products or countries, all rights in the terminated products and countries revert to us. The Incyte collaboration may not be clinically or commercially successful due to a number of important factors, including the following:

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

We may also be restricted under existing license agreements from engaging in research and development activities or entering into future agreements on certain terms with potential collaborators. For example, pursuant to our license agreement with Symbioscience, we have agreed not to develop any other arginase inhibitors for use in human healthcare outside of the scope of that agreement. In addition, under our agreement with Incyte, we are not allowed to develop any retained arginase inhibitors (small molecule arginase inhibitors, other than INCB001158, retained by us for research and development in non-hematology/oncology indications) for any indication except specific orphan indications outside of hematology and oncology.

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

Our internal computer systems, or those used by our Clinical Research Organizations or other contractors or consultants, may fail or suffer security breaches.*

Despite the implementation of security measures, our internal computer systems, and those of our Clinical Research Organizations and other third parties on which we rely, are vulnerable to damage from computer viruses and unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication, electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. While we have not experienced any such material system failure or security breach to our knowledge to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our future product candidates could be delayed.

Risks Related to Our Intellectual Property

Recent laws and rulings by U.S. courts make it difficult to predict how patents will be issued or enforced in our industry.

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. There have been numerous recent changes to the patent laws and to the rules of the United States Patent and Trademark Office, or USPTO, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the Leahy-Smith America Invents Act, which was signed into law in 2011, includes a transition from a “first-to-invent” system to a “first-to-file” system, and changes the way issued patents are challenged. Certain changes, such as the institution of inter partes review proceedings, came into effect on September 16, 2012. Substantive changes to patent law associated with the America Invents Act may affect our ability to obtain patents, and, if obtained, to enforce or defend them in litigation or post-grant proceedings, all of which could harm our business.

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.*

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

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

Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain mandated fees under the PPACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the PPACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. The Trump administration has also announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for the CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the PPACA. A bipartisan bill to appropriate funds for CSR payments has been introduced in the Senate, but the future of that bill is uncertain. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the PPACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the PPACA. Any repeal and replace legislation may have the effect of limiting the amounts that government agencies will pay for healthcare products and services. Due to these efforts, there is significant uncertainty regarding the future of the PPACA.

Policy changes, including potential modification or repeal of all or parts of the PPACA or the implementation of new health care legislation could result in significant changes to the health care system, which may prevent us from being able to generate revenue, attain profitability or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for our product candidates, or additional pricing pressures.

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

International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business in various jurisdictions globally.*

Our business strategy incorporates international expansion, including establishing and maintaining relationships with service providers, distributors and manufacturers globally. Doing business internationally involves a number of risks, including:

•

multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, anti-bribery and anti-corruption laws, regulatory requirements and other governmental approvals, permits and licenses;

•	failure by us or our distributors to obtain appropriate licenses or regulatory approvals for the sale or use of our product candidates, if approved, in various countries;
•	difficulties in managing foreign operations;
•	financial risks, such as difficulty enforcing contracts exposure to foreign currency exchange rate fluctuations;
•	reduced protection for intellectual property rights;
•	reduced protection of contractual rights in the event of bankruptcy or insolvency of the other contracting party;

•	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
•

failure to comply with foreign laws, regulations, standards and regulatory guidance governing the collection, use, disclosure, retention, security and transfer of personal data, including the European Union General Data Privacy Regulation, or GDPR, which introduces strict requirements for processing personal data of individuals within the European Union; and

•

failure to comply with the United Kingdom Bribery Act 2010, or UK Bribery Act, and similar antibribery and anticorruption laws in other jurisdictions, and the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, including by failing to maintain accurate information and control over sales and distributors’ activities.

Any of these risks, if encountered, could significantly harm our future international operations and, consequently, negatively impact our financial condition, results of operations and cash flows.

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

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot provide effective controls and reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the earlier of the fifth anniversary of the closing of our initial public offering in October 2014 or until we are no longer an “emerging growth company.”

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calithera Biosciences, Inc.

Date: August 7, 2018	By:	/s/ Susan M. Molineaux
Susan M. Molineaux, Ph.D.
President and Chief Executive Officer
(Principal Executive and Principal Financial Officer)

Date: August 7, 2018	By:	/s/ Stephanie Wong
Stephanie Wong
Senior Vice President, Finance and Secretary
(Principal Accounting Officer)