Form 10-Q
period 2018-09-30
Calithera Biosciences, Inc.
filed 2018-11-07
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2018, the registrant had 38,125,716 shares of common stock, $0.0001 par value per share, outstanding.

Calithera Biosciences, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2018

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Calithera Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$61,135	$48,475
Short-term investments	80,321	115,318
Receivables from collaborations	1,809	1,142
Prepaid expenses and other current assets	1,553	2,732
Total current assets	144,818	167,667
Long-term investments	—	22,361
Other assets	845	228
Restricted cash	440	440
Property and equipment, net	1,571	1,759
Total assets	$147,674	$192,455
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$517	$1,072
Accrued liabilities	10,088	8,938
Current portion of deferred revenue	—	29,017
Total current liabilities	10,605	39,027
Deferred revenue, less current portion	—	2,028
Deferred rent	1,159	1,093
Total liabilities	11,764	42,148
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 200,000 shares authorized as of September 30, 2018 and December 31, 2017; 37,204 and 35,759 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	4	4
Additional paid-in capital	312,751	300,906
Accumulated deficit	(176,671)	(150,333)
Accumulated other comprehensive loss	(174)	(270)
Total stockholders’ equity	135,910	150,307
Total liabilities and stock and stockholders’ equity	$147,674	$192,455

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Collaboration revenue	$—	$7,254	$22,254	$18,701
Total revenue	—	7,254	22,254	18,701
Operating expenses:
Research and development	16,420	10,833	49,218	27,615
General and administrative	3,087	3,074	10,093	9,230
Total operating expenses	19,507	13,907	59,311	36,845
Loss from operations	(19,507)	(6,653)	(37,057)	(18,144)
Interest income, net	658	582	1,927	1,292
Net loss	$(18,849)	$(6,071)	$(35,130)	$(16,852)
Net loss per share, basic and diluted	$(0.52)	$(0.17)	$(0.98)	$(0.53)
Weighted average common shares used to compute net loss per share, basic and diluted	36,405	35,475	36,021	32,072

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(18,849)	$(6,071)	$(35,130)	$(16,852)
Other comprehensive gain (loss):
Net unrealized gain (loss) on available-for-sale securities	77	11	96	(110)
Total comprehensive loss	$(18,772)	$(6,060)	$(35,034)	$(16,962)

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows Provided By (Used In) Operating Activities
Net loss	$(35,130)	$(16,852)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	375	254
Amortization of premiums (discounts) on investments	(124)	356
Stock-based compensation	5,617	3,968
Loss on disposal of property and equipment	—	6
Changes in operating assets and liabilities:
Receivables from collaborations	(667)	(2,177)
Prepaid expenses and other current assets	1,179	(2,437)
Other assets	(617)	(468)
Accounts payable	(563)	767
Accrued liabilities	1,164	3,089
Deferred revenue	(22,254)	38,299
Deferred rent, non-current	66	309
Net cash provided by (used in) operating activities	(50,954)	25,114

Cash Flows Provided by (Used In) Investing Activities
Purchases of investments	(47,292)	(174,357)
Proceeds from maturity of investments	104,870	57,949
Purchases of property and equipment	(184)	(682)
Net cash provided by (used in) investing activities	57,394	(117,090)

Cash Flows Provided By Financing Activities
Proceeds from issuance of common stock upon public offering, net	—	75,386
Proceeds from issuance of common stock under stock purchase agreement, net	—	7,914
Proceeds from issuance of common stock through an at-the-market offering, net	5,603	36,907
Proceeds from stock option exercises and employee stock plan purchases	617	973
Net cash provided by financing activities	6,220	121,180

Net increase in cash, cash equivalents, and restricted cash	12,660	29,204
Cash, cash equivalents, and restricted cash at beginning of period	48,915	10,647
Cash, cash equivalents, and restricted cash at end of period	$61,575	$39,851

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Change in unpaid amounts related to property and equipment purchases	$3	$51
Change in unpaid amounts related to deferred financing costs	$8	$46

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of September 30, 2018, the statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017, and the statements of cash flows for the nine months ended September 30, 2018 and 2017 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the nine-month periods are also unaudited. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other future annual or interim period. The balance sheet as of December 31, 2017 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

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

The following table summarizes the impact of adopting ASC 606 on select unaudited condensed statement of operations line items for the nine months ended September 30, 2018 (in thousands, except per share data):

			Balances
			Without the
			Adoption of
Nine Months Ended September 30, 2018	As Reported	Adjustments	ASC 606
Collaboration revenue	$22,254	$8,791	$31,045
Total revenue	22,254	8,791	31,045
Loss from operations	(37,057)	8,791	(28,266)
Net loss	(35,130)	8,791	(26,339)

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

The following table presents changes in the Company’s contract assets and liabilities for the nine months ended September 30, 2018 (in thousands):

	Balance at	Balance at
	Beginning of	End of
Nine Months Ended September 30, 2018	Period	Period
Contract liabilities:
Deferred revenue	$29,017	$—
Deferred revenue, less current portion	2,028	—

Deferred revenue related to the Incyte Collaboration Agreement, which was comprised of the $57 million transaction price including a $45 million upfront license payment and a $12 million development milestone achieved, less the collaboration revenue recognized from the effective date of the contract, was recognized as the combined performance obligation was satisfied.

The Company had no contract assets as of September 30, 2018. During the nine months ended September 30, 2018, the Company’s contract liabilities, which consisted of deferred revenue, decreased $31.0 million for the nine months ended September 30, 2018, related to revenue recognized in the period related to amounts included in the contract liability at the beginning of the period. In addition, the Company recorded a cumulative adjustment to decrease accumulated deficit and deferred revenue by $8.8 million upon the adoption of ASC 606 on January 1, 2018, using the modified retrospective approach. For the three and nine months ended September 30, 2018, the Company did not recognize any revenue from performance obligations satisfied in previous periods.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is aimed at making leasing activities more transparent, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU is effective for all interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted and was previously required to be applied with a modified retrospective approach to each prior reporting period presented. In July 2018, the FASB issued ASU No. 2018-11,

Leases (Topic 842): Targeted Improvements, or ASU No. 2018-11. In issuing ASU No. 2018-11, the FASB is permitting another transition method for ASU 2016-02, which allows the transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is finalizing its assessment of the impact of adoption and anticipates electing this new transition method when it adopts the new standard effective January 1, 2019.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash Payments, or ASC 230, to clarify how entities should present restricted cash and restricted cash equivalents in their statements of cash flows. Under this update, entities are required to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in their statements of cash flows. The Company adopted this standard on January 1, 2018 retrospectively. The adoption of this standard did not impact the Company’s unaudited condensed consolidated balance sheets, statements of operations, or statements of comprehensive loss. The following table summarizes the impact of adopting ASC 230 on select unaudited condensed statement of cash flows line items (in thousands) for the nine months ended September 30, 2017:

			Balances
			With the
	As Originally		Adoption of
	Reported	Adjustments	ASC 230
Change in restricted cash	$(394)	$394	$—
Net cash provided by (used in) investing activities	(117,484)	394	(117,090)
Net increase in cash, cash equivalents and restricted cash*	28,810	394	29,204
Cash, cash equivalents and restricted cash at beginning of period*	10,601	46	10,647
Cash, cash equivalents and restricted cash at end of period*	39,411	440	39,851
*	For the nine months ended September 30, 2017, this line item, as originally reported, excluded restricted cash.

The Tax Cuts and Jobs Act, or Tax Act, was enacted on December 22, 2017 and provides for significant changes to U.S. tax law. Among other provisions, the Act reduces the U.S. corporate income tax rate to 21%, effective in 2018. As a result, the Company remeasured its U.S. deferred tax assets and liabilities as of December 31, 2017 based on the reduction of the U.S. federal corporate tax rate from 35% to 21% and assessed the realizability of its deferred tax assets based on its understanding of the provisions of the new law. The remeasurement resulted in an estimated one-time reduction in deferred tax assets of $17.8 million as of December 31, 2017, which was fully offset by a corresponding change to the Company’s valuation allowance.

In March 2018, the FASB issued ASU No. 2018-05 – Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, or SAB 118, which provides guidance on accounting for the Tax Act, and provides a measurement period should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting. In accordance with this guidance, the Company considers its accounting for the impacts of the new tax law to be provisional. During the three and nine months ended September 30, 2018, no additional measurement-period adjustments were made by the Company related to the Tax Act. The Company continues to assess the impact of the recently enacted tax law and associated guidance on its business and consolidated financial statements and plans to complete its accounting for the income tax effects of the Tax Act within the one-year measurement period in 2018.

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$15,160	$—	$—	$15,160
Corporate notes and commercial paper	—	78,241	—	78,241
U.S. treasury securities	—	13,936	—	13,936
U.S. government agency securities	—	33,301	—	33,301
Total financial assets	$15,160	$125,478	$—	$140,638

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$12,430	$—	$—	$12,430
Corporate notes and commercial paper	—	85,492	—	85,492
U.S. treasury securities	—	34,437	—	34,437
U.S. government agency securities	—	53,691	—	53,691
Total financial assets	$12,430	$173,620	$—	$186,050

4. Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities and restricted cash, consisted of the following (in thousands):

	September 30, 2018				December 31, 2017
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$15,160	$—	$—	$15,160	$12,430	$—	$—	$12,430
Corporate notes and commercial paper	78,279	—	(38)	78,241	85,553	—	(61)	85,492
U.S. treasury securities	13,949	—	(13)	13,936	34,505	—	(68)	34,437
U.S. government agency securities	33,423	—	(122)	33,301	53,832	—	(141)	53,691
	$140,811	$—	$(173)	$140,638	$186,320	$—	$(270)	$186,050
Classified as:
Cash equivalents				$59,877				$47,931
Short-term investments				80,321				115,318
Long-term investments				—				22,361
Restricted cash				440				440
Total cash equivalents, restricted cash and investments				$140,638				$186,050

At September 30, 2018, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of September 30, 2018, unrealized losses on cash equivalents and investments were $173,000 and the losses were deemed to be temporary. The gross unrealized loss that had been in a continuous loss position for 12 months or longer was $0.1 million as of September 30, 2018. There were no investments in a continuous loss position for 12 months or longer as of December 31, 2017. The Company does not intend to sell its securities that are in an unrealized loss position, and it is unlikely that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be maturity. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis. As of September 30, 2018, the Company had a total of $141.9 million in cash, cash equivalents, restricted cash and investments, which includes $1.3 million in cash and $140.6 million in cash equivalents, restricted cash and investments.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued bonus and payroll expenses	$3,190	$3,016
Accrued professional and consulting services	282	367
Accrued clinical and manufacturing expenses	5,960	4,845
Accrued preclinical and research expenses	458	469
Other	198	241
Total accrued liabilities	$10,088	$8,938

6. Stockholders’ Equity

At-the-Market Offering

In August 2017, the Company entered into a sales agreement with Cowen, as sales agent and underwriter, pursuant to which the Company could issue and sell shares of its common stock with an aggregate maximum offering price of $50.0 million under an at-the-market offering program (“ATM program”). The Company will pay Cowen up to 3% of gross proceeds for any common stock sold through the sales agreement. During the nine months ended September 30, 2018, the Company sold an aggregate of 1,201,464 shares at an average price of approximately $4.89 per share for gross proceeds of $5.9 million, resulting in net proceeds of $5.6 million after underwriting fees and offering expenses. As of September 30, 2018, $42.5 million of common stock remained available for sale under the ATM program.

7. Stock Based Compensation

A summary of stock option activity is as follows (in thousands, except weighted-average exercise price and contractual term amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Value Intrinsic
Outstanding — December 31, 2017	3,571	$7.67
Options granted	1,160	$8.13
Options exercised	(125)	$1.97
Options cancelled	(72)	$8.09
Outstanding — September 30, 2018	4,534	$7.94	7.79	$3,001
Exercisable — September 30, 2018	2,329	$7.97	6.94	$1,946

Total stock-based compensation expense related to the Company’s 2010 Equity Incentive Plan, 2014 Equity Incentive Plan and the 2014 Employee Stock Purchase Plan was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$1,013	$766	$3,021	$2,115
General and administrative	803	699	2,596	1,853
Total stock-based compensation	$1,816	$1,465	$5,617	$3,968

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

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be anti-dilutive were as follows (in thousands):

	September 30,
	2018	2017
Options to purchase common stock	4,534	3,542
Employee stock plan purchases	116	93
Total	4,650	3,635

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

Upon the adoption of ASC 606 on January 1, 2018 under the modified retrospective approach, the transaction price was determined to be $57.0 million, representing the $45.0 million upfront payment and the $12.0 million developmental milestone payment from Incyte that was earned in March 2017. The $57.0 million transaction price was recognized over the performance period, based on the measure of progress toward completion for the combined performance obligation, rather than on a straight-line basis. The measure of progress towards completion was based on the effort of certain employees within the Company who dedicated time to complete the manufacturing services and technology transfer to Incyte. As of June 30, 2018, the manufacturing services and technology transfer to Incyte were determined to be substantially complete. For the three and nine months ended September 30, 2018, the Company recognized revenue from its collaboration with Incyte totaling $0 and $22.3 million, respectively, related to the completion of the combined performance obligation.

Net costs associated with co-development activities performed under the agreement are included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations, with any reimbursement of costs by Incyte reflected as a reduction of such expenses. For the three and nine months ended September 30, 2018, net costs reimbursable and/or reimbursed by Incyte were $0.6 million and $3.2 million, respectively. For the three and nine months ended September 30, 2017, net costs reimbursed by Incyte were $2.0 million and $5.7 million, respectively. As of September 30, 2018, the receivable due from Incyte was $1.7 million.

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division (“Symbioscience”), under which the Company has been granted the exclusive, worldwide license to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare (“Symbioscience License Agreement”). There were no expenses related to its licensing arrangement with Mars Symbioscience recorded in the three and nine months ended September 30, 2018.

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

Overview

We are a clinical-stage pharmaceutical company focused on discovering and developing small molecule drugs that target novel and critical metabolic pathways in tumor and cancer-fighting immune cells. Tumor metabolism and immuno-oncology have emerged as promising new fields for cancer drug discovery, and recent clinical successes with therapeutic agents in each field have created fundamentally new therapies for cancer patients. With our unique approach, we have established a broad pipeline of small molecule drug candidates that target enzymes controlling metabolically critical pathways in tumor cells and tumor-associated immune cells. Two of our compounds are currently in clinical development and two additional compounds from our preclinical pipeline are expected to enter the clinic in 2019. Our product candidate CB-839 is an oral inhibitor of glutaminase, a critical enzyme in tumor cells that controls utilization of the nutrient glutamine. CB-839 is being evaluated in two randomized trials in patients with renal cell carcinoma, or RCC, with data expected from these trials in 2019 and 2020, respectively. Our product candidate, INCB001158, also known as CB-1158, is an oral inhibitor of arginase, an enzyme that depletes the amino acid arginine, a key metabolic nutrient for T‑cells. INCB001158 is being co-developed with Incyte Corporation, or Incyte, for oncology and hematology indications, and is currently being evaluated in Phase 1/2 trials as a monotherapy and in combination with other anti-cancer agents. Data from INCB001158 is expected to be presented at a medical meeting in the first half of 2019. Arginase inhibitors also have potential in the treatment of cystic fibrosis; accordingly, we have selected CB-280, a unique oral arginase inhibitor, to enter clinical trials in cystic fibrosis patients in 2019. Our next most advanced oncometabolism program targets CD73, an enzyme in the ATP metabolic pathway that plays a critical immunosuppressive role in tumors. We anticipate that our oral CD73 inhibitor will also enter the clinic in 2019.

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

We are currently developing CB-839 in combination with standard therapies in a select set of solid tumors. Our primary focus is in RCC where we are evaluating CB-839 in two randomized Phase 2 trials, including one with registration intent. CB-839 is also being evaluated in a Phase 1b/2 trial in combination with nivolumab for the treatment of solid tumors. We also plan to initiate two Phase 1/2 clinical studies in the first quarter of 2019, in combination with palbociclib and talazoparib respectively. These trials are part of a clinical collaboration with Pfizer, announced in October 2018, in which Pfizer will provide palbociclib and talazoparib, as well as financial support.

CB-839 Evaluation in Renal Cell Carcinoma

In January 2018, we presented an update to the Phase 1b trial of CB-839 in combination with everolimus in RCC. Twenty-four RCC patients, with a median of 3 prior therapies, were treated and evaluable for response. 92% of patients experienced disease control, including one patient with a partial response and 21 patients with stable disease. The median progression free survival was 5.8 months, which compares favorably to historical data in this patient population. Patients were administered CB-839 in oral doses that ranged from 400-800 mg twice a day in combination with a fixed oral dose of everolimus at 10 mg once a day. The addition of CB-839 to full-dose everolimus has been well tolerated, with a similar safety profile to the known profile of everolimus alone.

In October 2018, we presented an update to the Phase 1b trial of CB-839 in combination with cabozantinib in RCC. Among 12 evaluable late-line RCC patients treated with CB-839 and cabozantinib, including 10 clear cell patients and two papillary patients, 100% of patients experienced tumor shrinkage and had disease control. The response rate was 50% in the clear cell patient population, which compares favorably to historical data with cabozantinib monotherapy. Patients enrolled in this trial had advanced or metastatic disease and had received a median of three prior treatments, which included tyrosine kinase inhibitors, mTOR inhibitors, and checkpoint inhibitors. Patients were administered CB-839 in oral doses that ranged from 600-800 mg twice a day in combination with a fixed oral dose of cabozantinib at 60 mg once a day.

We are enrolling two Phase 2 randomized clinical trials of CB-839 for the treatment of RCC. The ENTRATA trial is a randomized, double-blind, placebo-controlled trial designed to evaluate the safety and efficacy of CB-839 with everolimus versus everolimus alone in approximately 65 patients with metastatic, clear cell RCC patients who have been treated with at least two prior lines of systemic therapy including a VEGFR-targeting tyrosine kinase inhibitor. Patients are randomized in a 2:1 ratio. The primary endpoint is progression free survival; overall survival will be assessed as a secondary endpoint. The multicenter study opened for enrollment in August 2017 and is being conducted at multiple sites in the United States (NCT03163667). The trial is expected to be fully enrolled in the fourth quarter of 2018 or early 2019, with primary endpoint analysis in 2019.

The CANTATA trial (NCT03428217) is a Phase 2 randomized, placebo-controlled trial comparing CB-839 in combination with cabozantinib versus cabozantinib alone in metastatic clear cell RCC patients who have previously received one or two prior lines of therapy, including a prior anti-angiogenic agent or nivolumab. This trial, originally designed to enroll approximately 300 clear cell renal cell carcinoma patients, has been enlarged to approximately 400 patients. Patients are randomized in a 1:1 ratio. The primary endpoint is progression free survival assessed by independent review; overall survival is a secondary endpoint. Patients will be stratified by International Metastatic Renal Cell Carcinoma Database Consortium, or IMDC, risk category and prior treatment with anti-PD(L)1 therapy. The study has 80% power to show a 35% improvement in progression free survival. In support of the CANTATA trial, Exelixis, Inc. has entered into a material supply agreement with us for cabozantinib. The U.S. Food and Drug Administration, or FDA, has granted Fast Track designation to CB-839 in combination with cabozantinib, for the treatment of patients with metastatic RCC who have received one or two prior lines of therapy, including at least one vascular endothelial growth factor tyrosine kinase inhibitor or the combination of nivolumab and ipilimumab. The CANTATA trial opened for enrollment in April 2018 and is expected to take approximately two years to reach the primary endpoint analysis in 2020.

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

Evaluation of CB-839 in PIK3CA-mutated Colorectal Carcinoma (CRC)

CRC is one of the most common cancers with approximately 140,250 new cases and 50,630 deaths in the U.S. in 2018, according to the American Cancer Society. The oncogene PIK3CA, which encodes the p110α catalytic subunit of phosphatidylinositol-3-kinase α, is one of the most frequently mutated oncogenes in human cancers and is common in CRC. Mutations in PIK3CA are found in approximately 10%-20% of CRC, which will result in between 14,000 and 28,000 new cases of mutated PIK3CA CRC in the United States in 2018.

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

INCB001158

Our product candidate INCB001158, which is a potent and selective orally bioavailable inhibitor of the enzyme arginase, was discovered by us and is being co-developed with Incyte. Arginase depletes arginine, a nutrient that is critical for the activation and proliferation of the body’s cancer-fighting immune cells, such as cytotoxic T-cells and natural killer (NK)-cells. During normal activation of the immune system, arginase, which is expressed by suppressive myeloid immune cells, plays an important role in halting T-cell proliferation. But in many tumors, including lung, gastrointestinal, bladder, renal cancer, squamous cell cancer of the head and neck, and acute myeloid leukemia, arginase-expressing myeloid cells accumulate and maintain an immunosuppressive environment, blocking the ability of T-cells and NK-cells to kill cancer cells. We believe that inhibitors of arginase can promote an anti-tumor immune response by restoring arginine levels, thereby allowing activation of the body’s own immune cells, including cytotoxic T-cells and NK-cells. INCB001158 is currently being evaluated in Phase 1/2 solid tumor clinical trials. Data from INCB001158 is expected to be presented at a medical meeting in the first half of 2019.

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

CB-280

Under our collaboration agreement with Incyte, we retained the rights to develop a second arginase inhibitor in specific non-oncology rare disease indications, including cystic fibrosis, or CF. We have selected CB-280 to advance into clinical development in cystic fibrosis. We plan to file an investigational new drug, or IND, application for CB-280 with the FDA and initiate a Phase 1 clinical trial in the first half of 2019.

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

Oral Small Molecule Inhibitor of CD73

We have developed a small molecule inhibitor of CD73. CD73 is an enzyme in the adenosine pathway that plays a critical role in converting extracellular ATP into adenosine, a powerful inhibitor of immune cell activity in tumors. CD73 has a soluble form and a cell surface bound form. There are anti-CD73 monoclonal antibodies currently in clinical trials, but we believe that direct inhibition of CD73 with a small molecule may be preferable, as a small molecule that binds directly to the active site of the enzyme could efficiently inhibit both soluble and cell surface forms of CD73 and may be able to more fully inhibit the CD73 enzyme in tumors. We have identified a CD73 inhibitor, CB-708, as a clinical candidate and plan to file an IND and initiate clinical studies in 2019.

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

For a discussion of our other significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Except for our revenue recognition policy, there have been no material changes in our critical accounting policies during the nine months ended September 30, 2018, as compared to those disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Form 10-K dated December 31, 2017, filed with the SEC.

Financial Overview

Collaboration Revenue

Collaboration revenue represents the portion of deferred revenue recognized from a $45.0 million upfront fee and $12.0 million milestone achieved in the first quarter of 2017, both from the Incyte Collaboration Agreement. The combined transaction price of $57.0 million was recognized over the estimated period of performance under the Incyte Collaboration Agreement based on the measure of progress toward completion for the combined performance obligation, which was satisfied as of June 2018. Effective January 1, 2018, we adopted ASC 606 using the modified retrospective approach. Refer to Item 1, Notes to condensed consolidated financial statements, Notes 2 and 9, for further information on the adoption of ASC 606 and the Incyte Collaboration Agreement.

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

The largest component of our total operating expenses has historically been our investment in research and development activities including the clinical development of our product candidates. We allocate to research and development expenses the salaries, benefits, stock-based compensation expense, and indirect costs of our clinical and preclinical programs on a program-specific basis, and we include these costs in the program-specific expenses. The following table shows our research and development expenses for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Development:
CB-839	$10,669	$7,552	$33,973	$18,578
INCB001158	1,919	1,142	5,139	3,592
CB-280	1,216	—	1,823	—
Total development	13,804	8,694	40,935	22,170
Preclinical and research:
Preclinical and research	2,616	2,139	8,283	5,445
Total Research and Development	$16,420	$10,833	$49,218	$27,615

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

	Three Months
	Ended September 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Revenue:
Collaboration revenue	$—	$7,254	$(7,254)	-100%
Total revenue	—	7,254	(7,254)	-100%
Operating expenses:
Research and development	16,420	10,833	5,587	52%
General and administrative	3,087	3,074	13	0%
Total operating expenses	19,507	13,907	5,600	40%
Loss from operations	(19,507)	(6,653)	(12,854)	193%
Interest income, net	658	582	76	13%
Net loss	$(18,849)	$(6,071)	$(12,778)	210%

Collaboration Revenue.    Collaboration revenue decreased from $7.3 million for the three months ended September 30, 2017 to $0 for the three months ended September 30, 2018, or 100%. The decrease related to the satisfaction of our and Incyte’s combined performance obligation under the Incyte Collaboration Agreement, for which revenue recognized in each period was determined based on the measure of progress toward the completion of the manufacturing services and technology transfer to Incyte, which occurred in June of 2018. Refer to Item 1, Notes to condensed consolidated financial statements, Notes 2 and 9, for further information on the adoption of ASC 606 and the Incyte Collaboration Agreement.

Research and Development.    Research and development expenses increased $5.6 million, or 52%, from $10.8 million for the three months ended September 30, 2017 to $16.4 million for the three months ended September 30, 2018. The increase of $5.6 million was due to a $3.1 million increase in the CB-839 program to support our new and ongoing clinical trials, including for our Phase 2 CANTATA trial which opened in 2018, an increase of $0.8 million in the INCB001158 program, an increase of $1.2 million in the CB-280 program, and an increase of $0.5 million for investment in our early stage research programs.

General and Administrative.    General and administrative expenses were $3.1 million for both the three months ended September 30, 2017 and 2018 due to consistent headcount and stock-based compensation expense.

Interest Income, net.    Interest income, net increased $0.1 million, from $0.6 million for the three months ended September 30, 2017 to $0.7 million for the three months ended September 30, 2018. The increase of $0.1 million was due to higher interest income generated from higher returns on our investments, partially offset by lower cash equivalents and investment balances compared to the prior year.

Comparison of the Nine Months Ended September 30, 2018 and 2017

	Nine Months
	Ended September 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Revenue:
Collaboration revenue	$22,254	$18,701	$3,553	19%
Total revenue	22,254	18,701	3,553	19%
Operating expenses:
Research and development	$49,218	$27,615	$21,603	78%
General and administrative	10,093	9,230	863	9%
Total operating expenses	59,311	36,845	22,466	61%
Loss from operations	(37,057)	(18,144)	(18,913)	104%
Other income, net	1,927	1,292	635	49%
Net loss	$(35,130)	$(16,852)	$(18,278)	108%

Collaboration Revenue.    Collaboration revenue increased $3.6 million, or 19%, from $18.7 million for the nine months ended September 30, 2017 to $22.3 million for the nine months ended September 30, 2018. Collaboration revenue represents the portion of deferred revenue from the Incyte Collaboration Agreement recognized in the period. Effective January 1, 2018, we adopted ASC 606 using the modified retrospective approach. The increase of $3.6 million was primarily due the satisfaction of our and Incyte’s combined performance obligation under the Incyte Collaboration Agreement, for which revenue recognized in each period was determined based on the measure of progress toward the completion of the manufacturing services and technology transfer to Incyte, partially offset by differences in accounting under the adoption of ASC 606. Refer to Item 1, Notes to condensed consolidated financial statements, Notes 2 and 9, for further information on the adoption of ASC 606 and the Incyte Collaboration Agreement.

Research and Development.    Research and development expenses increased $21.6 million, or 78%, from $27.6 million for the nine months ended September 30, 2017 to $49.2 million for the nine months ended September 30, 2018. The increase of $21.6 million was due to a $15.4 million increase in the CB-839 program to support our new and ongoing clinical trials, including for our Phase 2 CANTATA trial which opened in 2018, an increase of $1.6 million in the INCB001158 program, an increase of $1.8 million in the CB-280 program, including to support our IND application, and an increase of $2.8 million for investment in our early stage research programs.

General and Administrative.    General and administrative expenses increased $0.9 million, or 9%, from $9.2 million for the nine months ended September 30, 2017 to $10.1 million for the nine months ended September 30, 2018. The increase of $0.9 million was primarily due to $2.5 million in higher personnel-related costs as a result of higher headcount, salary increases and stock-based compensation expense, partially offset by $1.2 million of lower outside professional services, and $0.3 million lower expenses due to the execution of the sublease agreement for our office and laboratory space in the first quarter of 2017.

Interest Income, net.    Interest income, net increased $0.6 million, from $1.3 million for the nine months ended September 30, 2017 to $1.9 million for the nine months ended September 30, 2018. The increase of $0.6 million was due to higher interest income generated from higher returns on our investments, partially offset by lower cash equivalents and investment balances compared to the 2017 period.

Liquidity and Capital Resources

As of September 30, 2018, we had cash, cash equivalents and investments totaling $141.5 million. Our operations have been financed by net proceeds from the sale of shares of our capital stock and payments from the Incyte Collaboration Agreement.

In August 2017, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock. As of September 30, 2018, $242.5 million of our common stock remained available for sale, of which up to $42.5 million may be issued and sold pursuant to an at-the-market offering program for sales of our common stock under a sales agreement with Cowen and Company, LLC, subject to certain conditions as specified in the sales agreement.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and investments as of September 30, 2018 will be sufficient for us to meet our current operating plan for at least the twelve-month period following the filing of our September 30, 2018 Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months
	Ended September 30,
	2018	2017
	(in thousands)
Cash provided by (used in) operating activities	$(50,954)	$25,114
Cash provided by (used in) investing activities	$57,394	$(117,090)
Cash provided by financing activities	$6,220	$121,180

Cash Flows Provided By (Used In) Operating Activities

Cash used in operating activities for the nine months ended September 30, 2018 was $51.0 million. Our net loss of $35.1 million was offset in part by non-cash charges of $5.6 million of stock-based compensation and $0.3 million for depreciation and amortization. The change in operating assets and liabilities was primarily related to a $22.3 million decrease in deferred revenue related to the Incyte Collaboration Agreement, a $0.7 million increase in the receivable related to our collaboration agreements, and a $1.2 million increase primarily due to the timing of payments for our research and development activities.

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

Cash Flows Provided By (Used In) Investing Activities

Cash provided by investing activities was $57.4 million for the nine months ended September 30, 2018 and was related to proceeds from the maturity of investments of $104.9 million, partially offset by the purchases of investments of $47.3 million and property and equipment of $0.2 million.

Cash used in investing activities was $117.1 million for the nine months ended September 30, 2017 and was related to the purchases of investments of $174.3 million, offset by the sale or maturity of investments of $57.9 million and purchase of property and equipment, primarily for leasehold improvements of our office and laboratory space, of $0.7 million.

Cash Flows Provided By Financing Activities

Cash provided by financing activities was $6.2 million for the nine months ended September 30, 2018 and related to $5.6 million in net proceeds from the issuance of common stock under our ATM program and issuance of common stock upon the exercise of stock options and employee stock plan purchases of $0.6 million.

Cash provided by financing activities was $121.2 million for the nine months ended September 30, 2017 and was related to $75.4 million in net proceeds from the sale and issuance of common stock related to our public offering, $7.9 million in net proceeds from the issuance of common stock under our stock purchase agreement with Incyte, $36.9 million in net proceeds from the issuance of common stock through our prior ATM program, and the issuance of common stock upon the exercise of stock options and employee stock plan purchases of $1.0 million.

Contractual Obligations and Other Commitments

There have been no material changes to the contractual obligations during the three months ended September 30, 2018, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

During 2017 and the nine months ended September 30, 2018, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Please refer to Note 1 to our unaudited condensed consolidated financial statements appearing under Part I, Item 1 for a discussion of new accounting standards updates that may impact us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies and highly rated banks and corporations, subject to certain concentration limits. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. As of September 30, 2018, we had cash, cash equivalents and investments of $141.5 million. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and due to the low risk profile of our investments, a 1% change in interest rates would not have a material impact on the total market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. We actively monitor changes in interest rates. We had no outstanding debt as of September 30, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2018, management, with the participation of our President and Chief Executive Officer (who serves as our principal executive officer and principal financial officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer concluded that, as of September 30, 2018, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the following risk factors, in addition to the other information contained in this report on Form 10-Q, including our financial statements and related notes and the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this report could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and our growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. The risks relating to our business set forth in our Annual Report on Form 10-K, filed with the SEC, are set forth below and are unchanged substantively as of September 30, 2018, except for those risks designated by an asterisk (*).

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*

Since our inception, we have incurred significant operating losses. Our net loss was $27.8 million and $35.1 million for year ended December 31, 2017 and the nine months ended September 30, 2018, respectively. As of September 30, 2018, we had an accumulated deficit of $176.7 million. To date, we have financed our operations through sales of our capital stock and payments from the Incyte Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Our primary competitors in the field of Cystic Fibrosis include AbbVie, Inc., AIT Therapeutics, Inc., Corbus Pharmaceuticals, Inc., Flatley Discovery Lab, LLC, Galapagos NV, Novartis AG, Novoteris, LLC, Proteostatis Therapeutics, Inc., ProQR Therapeutics NV, Translate Bio, Inc., and Vertex Pharmaceuticals, Inc.

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calithera Biosciences, Inc.

Date: November 7, 2018	By:	/s/ Susan M. Molineaux
Susan M. Molineaux, Ph.D.
President and Chief Executive Officer
(Principal Executive and Principal Financial Officer)

Date: November 7, 2018	By:	/s/ Stephanie Wong
Stephanie Wong
Senior Vice President, Finance and Secretary
(Principal Accounting Officer)