Form 10-K
period 2018-12-31
Calithera Biosciences, Inc.
filed 2019-03-07
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Small reporting company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $154.3 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market of $5.00 per share.

The number of shares of Registrant’s Common Stock outstanding as of March 4, 2019, was 38,837,698.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement relating to the 2019 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and portions of such are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2018, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A - Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or the SEC, after the date of this Annual Report on Form 10-K.

PART I

Item 1.	Business.

Overview

We are a clinical-stage bio-pharmaceutical company focused on fighting cancer and other life threatening diseases by discovering and developing novel small molecule drugs that target cellular metabolism. Tumor metabolism and immuno-oncology have emerged as promising new fields for cancer drug discovery, and recent clinical successes with therapeutic agents in each field have created fundamentally new potential therapies for cancer patients. With our unique approach, we have established a broad pipeline of small molecule drug candidates that target enzymes controlling metabolically critical pathways in tumor cells and immune cells. We have four internally discovered clinical stage compounds that are all enzyme inhibitors. While we are primarily focused on oncology, we may opportunistically develop therapeutics outside of oncology where we can leverage our existing expertise in immune cell metabolism to treat life-threatening diseases with unmet need.

Through genetic mutations that alter fundamental metabolic pathways, cancer cells can acquire the ability to grow in an uncontrolled manner, but they also acquire nutrient dependencies that can differentiate them from normal cells. Targeting these nutrient dependencies by inhibiting specific metabolic pathways in cancer cells is a novel therapeutic approach to blocking the uncontrolled growth of tumors. Our lead product candidate, telaglenastat (CB-839), takes advantage of the critical dependency many cancers including renal cell carcinoma, or RCC, have on the nutrient glutamine for growth and survival. We believe telaglenastat has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers, and is the only selective allosteric glutaminase inhibitor currently in clinical trials. We retain all commercial rights to telaglenastat and have been granted a U.S. patent, which includes composition of matter coverage for telaglenastat through 2032.

We are currently developing telaglenastat in combination with standard therapies in a select set of solid tumors. Our lead development pathway is in RCC where we are evaluating telaglenastat in two randomized Phase 2 trials, including one with registrational intent. The ENTRATA trial (NCT03163667) is a Phase 2 randomized, double blind trial designed to evaluate the safety and efficacy of telaglenastat in combination with everolimus versus placebo with everolimus in patients with advanced clear cell RCC who have been treated with at least two prior lines of systemic therapy, including a VEGFR-targeted tyrosine kinase inhibitor. The primary endpoint of ENTRATA is progression-free survival, or PFS. The trial enrolled 69 patients at multiple centers in the United States. Enrollment is complete, and we plan to report efficacy and safety data from the trial in the second half of 2019.

Telaglenastat is also being investigated in the CANTATA trial (NCT03428217), which will enroll approximately 400 patients and is designed with registrational intent. It is a global, randomized, double-blind trial designed to evaluate the safety and efficacy of telaglenastat in combination with cabozantinib versus placebo with cabozantinib in patients with advanced clear cell RCC who have been treated with one or two prior lines of systemic therapy. The primary endpoint is PFS by blinded independent review, and a key secondary endpoint is overall survival. The trial is currently enrolling, and we plan to report topline efficacy and safety data in 2020.

Our product candidate, INCB001158 is an oral inhibitor of arginase, an enzyme that depletes the amino acid arginine, a key metabolic nutrient for T-cells. INCB001158 was discovered by Calithera and is being co-developed with Incyte Corporation, or Incyte, for oncology and hematology indications, and is currently being evaluated in Phase 1/2 trials as a monotherapy and in combination with other anti-cancer agents. Arginase depletes arginine, a nutrient that is critical for the activation and proliferation of the body’s cancer-fighting immune cells, such as cytotoxic T-cells and natural killer (NK)-cells. In some physiological circumstances such as maternal-fetal immune tolerance, arginase-mediated depletion of arginine plays an important role in suppressing the immune system. But in many tumors, arginase-expressing myeloid cells accumulate and maintain an immunosuppressive environment, blocking the ability of T-cells and NK-cells to kill cancer cells. We have demonstrated that arginase-expressing myeloid cells can accumulate in a number of cancers, including lung, gastrointestinal, bladder, renal, squamous cell head and neck and acute myeloid leukemia. We believe that inhibitors of arginase can promote an anti-tumor immune response by restoring arginine levels, thereby allowing activation of the body’s own immune cells, including cytotoxic T-cells and NK-cells. Data from the Phase 1/2 clinical trials of INCB001158 are expected to be presented at a medical meeting in the second half of 2019.

Our product candidate CB-280 is an oral arginase inhibitor for the treatment of cystic fibrosis. It is a novel oral arginase inhibitor which is solely owned by Calithera. In February, we initiated a Phase 1 trial designed to assess the safety, tolerability and pharmacokinetics of CB-280 in healthy volunteers. We anticipate completion of this study in 2019.

CB-708, an orally administered small molecule inhibitor of CD73 and our fourth compound planned to enter clinical trials, inhibits the oncometabolism target CD73. CD73 is an enzyme in the ATP adenosine metabolic pathway that plays a critical immunosuppressive role in tumors. Initiation of a Phase 1 study for CB-708 is planned for 2019.

We are a fully integrated biopharmaceutical company with expertise in biology and chemistry, and our ongoing research efforts are focused on discovering additional product candidates for the treatment of cancer and other life threatening diseases. In addition to the products described above, we are also advancing additional preclinical stage programs with a focus on oncology.

Our Strategy

Our goal is to be the leader in the discovery, development and commercialization of novel small molecule drugs to address unmet medical needs resulting from diseases affecting tumor and immune cell biology. Leveraging the potentially broad applicability of our tumor and immune metabolism expertise, our primary focus is in oncology, though we may opportunistically develop therapeutics outside of oncology where we can utilize existing expertise to treat diseases with unmet needs. The key element of our strategy are to:

•

Advance and complete the clinical development of telaglenastat for RCC. We are developing telaglenastat for the treatment of RCC in combination regimens with standard therapeutics. We have completed enrollment of the ENTRATA trial, a Phase 2 randomized trial in advanced renal cell carcinoma. We are also currently enrolling the CANTATA trial, a randomized Phase 2 global study with registrational intent that investigates the efficacy and safety of telaglenastat or placebo in combination with cabozantinib, as second or third line therapy for patients with metastatic RCC. In April 2018, telaglenastat received Fast Track designation from the FDA for the treatment of patients with metastatic RCC with telaglenastat in combination with cabozantinib, who have received one or two prior lines of therapy, including at least one vascular endothelial growth factor tyrosine kinase inhibitor or the combination of nivolumab and ipilimumab.

•

Advance the clinical development of telaglenastat for the treatment of additional cancers.  Mutated oncogenes can make cancer cells dependent on glutamine for growth and survival and glutaminase inhibitors have synergistic effects when combined with many cancer drugs. Through the use of clinical collaborations and investigator-sponsored exploratory studies, we are developing telaglenastat for additional oncology indications, including genetically defined sub-populations. We currently have an ongoing clinical collaboration with Bristol-Myers Squibb for the treatment of patients with several different tumor types using telaglenastat in combination with nivolumab, also known as OPDIVO®. We also have a clinical collaboration with Pfizer to evaluate Pfizer’s CDK4/6 inhibitor palbociclib, also known as IBRANCE®, and the dual-mechanism poly (ADP-ribose) polymerase (PARP) inhibitor talazoparib also known as TALZENNA®, each in combination with telaglenastat.

•

Advance the clinical development for INCB001158 for the treatment of cancer with our partner Incyte. INCB001158, an internally discovered molecule, is being evaluated in multiple clinical trials for the treatment of patients with solid tumors both as a monotherapy, in combination with anti-PD-1 immunotherapy, and in three chemotherapy regimens. INCB001158 is being developed as part of a collaboration and license agreement with Incyte.

•

Advance the clinical development of CB-280 as a new treatment modality for cystic fibrosis. Arginase and the amino acid arginine are believed to be critical in the pathology of cystic fibrosis. Arginase impairs production of nitric oxide and generates metabolites of arginine that may impair lung function. CB-280 is an orally administered small molecule inhibitor of arginase. We have initiated a Phase 1 trial designed to assess the safety, tolerability and pharmacokinetics of CB-280 in healthy volunteers.

•

Advance the clinical development of CB-708 as a new small molecule immunotherapy in the adenosine pathway for the treatment of cancer. The oncometabolism target CD73 is an enzyme that plays a critical role in the process of ATP conversion to adenosine.

•

Apply our insights in tumor metabolism and immuno-oncology to discover and develop additional targets beyond our current pipeline. Our research focus has remained on metabolic enzymes, but our portfolio has diversified into the therapeutic areas of oncology, immuno-oncology and cystic fibrosis.

Our Research and Development Programs

The following table summarizes our ongoing and planned clinical trials for our lead programs. We also intend to develop additional product candidates from our research and discovery efforts in these fields.

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

Tumor metabolism and tumor immunology represent two emerging fields for the development of therapeutics that can address the challenges presented in treating cancers with multiple mutations or with mutations that are difficult to inhibit. Certain fundamental changes in the metabolic pathways of cancer cells are observed in many cancer types with different mutational backgrounds. Emerging therapeutic agents that can take advantage of these changes in metabolism have the potential to act broadly against many cancers. Similarly, genetically diverse tumor types have developed mechanisms to escape destruction by the body’s immune system. We believe additional opportunities exist to develop novel therapeutics that can further enhance the cancer-fighting ability of the immune system, either as single agents, or in combination with approved therapeutics.

Rationale for Targeting Tumor Cell Metabolism

Cancer cells acquire the ability to grow rapidly and spread to new sites in the body by accumulating genetic alterations in important genes that control growth and survival. These same genetic changes also result in altered metabolic pathways within the cancer cells that fuel the high demand for energy and the production of new proteins, lipids, RNA and DNA needed for rapid proliferation. We and others have observed that many types of cancer cells develop a unique dependence on specific metabolic pathways upon which normal cells are less reliant. Accordingly, when these metabolic pathways are blocked, cancer cells are essentially starved of critical nutrients and stop growing or die, whereas normal cells are largely unaffected.

Rewired metabolic signaling pathways are a hallmark of many cancers. Targeting oncometabolism is a novel therapeutic approach to blocking cancer growth. Many cancer cells excessively consume nutrients, such as glutamine and glucose, to meet increased metabolic demands. Glutamine is a critical fuel for the metabolic demands of cancer cell growth. Glutaminase catalyzes the conversion of glutamine to glutamate and is frequently overexpressed in cancer. Cancer cells can become dependent on glutaminase in response to oncogene signaling and thus glutaminase is emerging as a novel target for cancer therapeutics.

Our Programs

Our Glutaminase Program

It has been known for more than 50 years that most cancer cells require glutamine to thrive. Glutaminase converts glutamine to glutamate, an amino acid required by cells for several essential functions. Many cancer cells, unlike normal cells, are dependent upon the enzyme glutaminase to make sufficient amounts of glutamate to grow and survive. This higher dependency upon the glutaminase pathway is likely due to an alternate use of the tricarboxylic acid cycle (also known as TCA or Krebs cycle) in cancer cells to generate energy and metabolic intermediates required for cell growth and survival. Glutaminase inhibition in tumors implanted in animals leads to tumor shrinkage and marked reduction in downstream metabolic intermediates including amino acids, nucleotides and glutathione, whereas these metabolic intermediates are largely unaffected in normal tissues. This supports our hypothesis that glutaminase inhibitors can selectively target tumors. When combined with therapeutic agents that target growth factor receptors and downstream signaling pathways known to increase glucose utilization in tumor cells, it is possible to block glucose and glutamine utilization by tumor cells, which we believe can provide an enhanced therapeutic benefit.

During an immune response, T-cell metabolism partially resembles the metabolism of cancer cells, and the need for both glucose and glutamine increases markedly. The expression of the checkpoint PD-1 on T-cells following activation inhibits the uptake and utilization of glucose, and blocks rapid proliferation. The checkpoint inhibitors that block PD-L1 or PD-1 restore the ability of T-cells to utilize glucose. However, T-cells require both glucose and glutamine to proliferate. We believe that the accumulation of glutamine through the inhibition of tumor cell glutaminase has the indirect effect of supplying T-cells and NK cells with a needed nutrient. Since T-cell proliferation, unlike cancer cell proliferation, is not strongly inhibited by telaglenastat, we believe that combining telaglenastat with inhibitors of the PD-L1/PD-1 checkpoint will support the activation and expansion of cytotoxic immune cells in the nutrient-deprived tumor microenvironment and enhance anti-tumor responses.

Our Glutaminase Inhibitor Telaglenastat (CB-839)

Our lead product candidate, telaglenastat, takes advantage of the pronounced dependency many cancers have on the nutrient glutamine for growth and survival. Telaglenastat is a novel, selective glutaminase inhibitor that blocks glutamine consumption in tumor cells and demonstrates synergistic antitumor effects with multiple anticancer therapies in preclinical studies.

Many tumor cells depend on this metabolic pathway for growth and survival. Telaglenastat targets an allosteric binding site that is highly specific for glutaminase. Inhibition of glutaminase prevents glutamine from serving its critical roles in nucleic acid synthesis, DNA repair, cell cycle progression, energy generation, and protection from oxidative stress. Telaglenastat produces synergistic anti-tumor effects in preclinical studies when used in combination with multiple classes of anti-cancer therapies. Because telaglenastat has multiple mechanisms for impacting cellular metabolism, it has anti-tumor effects on a number of different tumor types when combined with a variety of different agents, including tyrosine kinase inhibitors, mTOR inhibitors, taxanes, immune checkpoint inhibitors, CDK4/6 inhibitors and PARP inhibitors.

Telaglenastat binds to a site on glutaminase distinct from the glutamine-binding active site, making it a highly selective and unique allosteric inhibitor. Telaglenastat is well-tolerated in part because of this selectivity. We believe telaglenastat has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers, and is the only selective allosteric glutaminase inhibitor currently in clinical trials. We retain all commercial rights to telaglenastat and have been granted a U.S. patent, which provides composition of matter coverage for telaglenastat through 2032, as well as patents applied for/issued in other territories.

In February 2014, we initiated three Phase 1 clinical trials to assess the safety and tolerability of telaglenastat in patients with solid and hematological tumors. Most patients in these trials were relapsed and refractory to multiple approved therapies. These studies showed that drug concentration generally increases with dose, and increasing concentration of telaglenastat in blood correlates with increasing inhibition of glutaminase in blood platelets and tumors. The half-life of telaglenastat in blood is approximately four hours. Telaglenastat is dosed with food on a twice-daily regimen.

Telaglenastat has been generally well-tolerated using doses up to 1000 mg administered either twice or three times daily. The primary treatment-related toxicities with monotherapy telaglenastat observed to date include fatigue, gastrointestinal events (nausea, vomiting, and constipation), elevations in liver function tests, or LFTs, and photophobia. The majority of these adverse events have been mild to moderate (Grade 1/2) in severity.

Evaluation of telaglenastat in renal cell carcinoma (RCC)

New therapeutic options are needed to slow disease progression and improve overall survival in patients with advanced RCC. Metastatic RCC is associated with a poor quality of life and high mortality, with a 5-year survival rate of 12%. According to the American Cancer Society, 65,340 new cases of RCC were estimated to be diagnosed in the United States in 2018. It is the sixth most common cancer diagnosed in men. Approximately 16% of patients with RCC present with metastatic disease; however, up to 40% of patients develop metastatic disease after primary surgical treatment of localized RCC. New agents with novel mechanisms of action are needed despite recent advances with antiangiogenic and immune therapies.

RCC commonly exhibits genetically-driven metabolic alterations that increase their dependence on glutamine, which creates opportunities to develop novel agents targeting glutamine metabolism that could improve patient outcomes. Clear cell RCC, the most common RCC subtype comprising 75-85% of patients, is closely associated with inactivation of the VHL tumor suppressor gene, which can lead to activation of hypoxia-related pathways through HIFs (hypoxia-inducible transcriptional factors). VHL-deficient cells and tumors are dependent on glutamine because of a HIF-mediated loss of ability to make fatty acids from glucose, which is a characteristic that confers sensitivity to glutamine depletion. Targeted therapies that deprive VHL-deficient RCC cells of glutamine could prove beneficial in the treatment of VHL-deficient tumors. Accordingly, we believe that most patients with RCC tumors will have increased susceptibility to inhibition of glutaminase with telaglenastat.

Telaglenastat was evaluated as a monotherapy in an RCC cohort in the dose expansion stage of our solid tumor Phase 1 clinical trial. Twenty-one efficacy-evaluable RCC patients were treated with single agent telaglenastat on the BID (twice-daily) dosing schedule. One patient achieved a partial response with a substantial decrease in target lesions (32%), including a dramatic improvement in the patient’s extensive lymphadenopathy. A total of 10 patients showed stable disease or better.

In January 2018, we presented an update to the Phase 1b trial of telaglenastat in combination with everolimus in RCC.  Twenty-four patients, with a median of 3 prior therapies, were treated and evaluable for response. Ninety-two percent (92%) of patients experienced control of their disease, including one patient with a partial response and 21 patients with stable disease. The median progression free survival was 5.8 months, which compares favorably to historical data in this patient population. Patients were administered telaglenastat in oral doses that ranged from 400-800 mg twice a day in combination with a fixed oral dose of everolimus at 10 mg once a day. The addition of telaglenastat to full-dose everolimus has been well tolerated, with a similar safety profile to the known profile of everolimus alone.

In February, we presented an update to the Phase 1b trial of telaglenastat in combination with cabozantinib in RCC. Among 12 evaluable late-line RCC patients treated with telaglenastat and cabozantinib, including 10 clear cell patients and two papillary patients, 100% of evaluable patients experienced tumor shrinkage and had disease control. The response rate was 50% in the clear cell patient population, which compares favorably to historical data with cabozantinib monotherapy in which the overall response rate was 17% in Exelixis’ METEOR trial. Patients enrolled in this trial had advanced or metastatic disease and had received a median of three prior treatments, which included tyrosine kinase inhibitors, mTOR inhibitors, and immune checkpoint inhibitors. Patients were administered telaglenastat in oral doses that ranged from 600-800 mg twice a day in combination with a fixed oral dose of cabozantinib at 60 mg once a day.

On the basis of the efficacy and safety data presented, we are enrolling two Phase 2 randomized clinical trials of telaglenastat for the treatment of RCC. The ENTRATA trial (NCT03163667) is a Phase 2 randomized, double blind trial designed to evaluate the safety and efficacy of telaglenastat in combination with everolimus versus placebo with everolimus in patients with advanced clear cell RCC who have been treated with at least two prior lines of systemic therapy, including a VEGFR-targeted tyrosine kinase inhibitor. Patients are randomized in a 2:1 ratio. The trial opened for enrollment in August 2017 and completed enrollment in January 2019. The trial enrolled 69 patients at multiple centers in the United States. The primary endpoint of ENTRATA is progression-free survival (PFS). We plan to report efficacy and safety data from the trial in the second half of 2019.

Telaglenastat is also being investigated in the CANTATA trial (NCT03428217), which will enroll approximately 400 patients and is designed with registrational intent. It is a global, randomized, double-blind trial designed to evaluate the safety and efficacy of telaglenastat in combination with cabozantinib versus placebo with cabozantinib in patients with advanced clear cell RCC who have been treated with one or two prior lines of systemic therapy. The primary endpoint is PFS by blinded independent review, and a key secondary endpoint is overall survival. Patients will be stratified by International Metastatic Renal Cell Carcinoma Database Consortium, or IMDC, risk category and prior treatment with anti-PD(L)1 therapy. The study has 85% power to show a 31% improvement in progression free survival. In support of the CANTATA trial, Exelixis, Inc. has entered into a material supply agreement with us for cabozantinib. The FDA has granted Fast Track designation to telaglenastat in combination with cabozantinib, for the treatment of patients with metastatic RCC who have received one or two prior lines of therapy, including at least one vascular endothelial growth factor tyrosine kinase inhibitor or the combination of nivolumab and ipilimumab. The CANTATA trial opened for enrollment in April 2018 and the primary endpoint analysis is expected in 2020.

Evaluation of telaglenastat in combination with talazoparib (Talzenna)

In October 2018, we announced a collaboration with Pfizer to evaluate the dual mechanism poly ADP-ribose polymeriase (PARP) inhibitor talazoparib (Talzenna) in combination with telaglenastat for the treatment of patients with renal cell carcinoma and triple negative breast cancer. PARP inhibitors block repair of single stranded DNA breaks and are active cancer agents in patients with DNA repair mutations. Telaglenastat synergizes with PARP inhibitors to impair DNA synthesis, enhance DNA damage, and block cancer cell proliferation. The combination of telaglenastat with PARP inhibitors has demonstrated synergistic activity in a number of preclinical cancer models, including RCC, TNBC, CRC, NSCLC, ovarian cancer and prostate cancer. There is a potential to develop the combination therapy in patients with or without DNA repair mutations. Based on these data, we will initiate a Phase 1/2 clinical trial of the combination of telaglenastat plus talazoparib in patients with RCC, and TNBC in the first quarter of 2019.

Evaluation of telaglenastat in combination with palbociclib (Ibrance)

In October 2018, we announced a collaboration with Pfizer to evaluate the CDK4/6 inhibitor palbociclib (Ibrance) in combination with telaglenastat for the treatment of patients with KRAS mutated colorectal cancer and patients with KRAS mutated non-small cell lung cancer. Preclinical data suggest that telaglenastat, which is designed to starve tumor cells of the key nutrient glutamine, synergizes with CDK4/6 inhibitors by enhancing cell cycle arrest and blocking cancer cell proliferation. The combination of telaglenastat with CDK4/6 inhibitors has demonstrated synergistic activity in a number of preclinical cancer models, including colorectal cancer (CRC), non-small cell lung carcinoma (NSCLC), triple negative breast cancer (TNBC) and ER+ breast cancer. Based on these data, we will initiate a Phase 1/2 clinical trial of the combination of telaglenastat plus palbociclib in patients with KRAS mutated CRC and patients with KRAS mutated NSCLC in the second quarter of 2019.

Evaluation of telaglenastat in PIK3CA-mutated colorectal carcinoma (CRC)

CRC is one of the most common cancers with approximately 140,250 new cases and 50,630 deaths in the U.S. in 2018, according to the American Cancer Society. The oncogene PIK3CA, which encodes the p110α catalytic subunit of phosphatidylinositol-3-kinase α, is one of the most frequently mutated oncogenes in human cancers; mutations in PIK3CA are found in approximately 10%-20% of CRC, which resulted in between 14,000 and 28,000 new cases of mutated PIK3CA CRC in the United States in 2018.

An academic research group at Case Western Reserve University demonstrated that single agent telaglenastat inhibits the growth of CRC tumors with PIK3CA mutations in immune-compromised mice, but CRC tumors with a normal PIK3CA gene were not inhibited. Remarkably, the combination of telaglenastat with 5-florouracil induced complete and long-lasting tumor regressions in animals bearing PIK3CA mutant CRC tumors, but not tumors with normal PIK3CA, suggesting that this combination therapy may be a unique and effective approach in the clinic.

An investigator-sponsored clinical trial was initiated by Drs. Jennifer Eads, Alok Khorana, and Neal Meropol, at the Case Western Comprehensive Cancer Center. This research is supported by a Stand Up To Cancer Colorectal Cancer Dream Team Translational Research Grant (Grant Number: SU2C-AACR-DT22-17). The Phase 1 portion of the trial is designed to determine safety and the recommended dose of the combination of telaglenastat and capecitabine in patients with advanced treatment-refractory solid tumors, while the Phase 2 portion of the trial is designed to evaluate activity of the regimen in patients with late line PIK3CA mutant colorectal cancer. As of the June 2018 data presentation, 16 patients have been enrolled, including 12 patients with CRC. CRC patients must have progressed on prior fluoropyrimidine-containing therapy. In the dose escalation phase of the trial, there were no dose limiting toxicities and telaglenastat plus capecitabine was well tolerated at the full dose of telaglenastat. The recommended Phase 2 dose for the combination is telaglenastat at 800 mg BID with capecitabine at 1000 mg/m2 BID. All late-line CRC patients had progressed on at least one prior fluoropyrimidine-containing regimen. For CRC patients with PIK3CA-mutated cancer (n=7), the median PFS was 26 weeks and for patients with PIK3CA wild-type cancer (n=5) the median PFS was 16 weeks (p=0.058). These results compare favorably to historical data in third line CRC patients receiving standard of care therapies, where the median PFS is approximately 8 weeks. The Phase 2 dose expansion portion of this study in patients with PIK3CA mutant colorectal cancer is ongoing.

Evaluation of telaglenastat with nivolumab

Cell lines and tumors that are treated with telaglenastat in vitro or in vivo, respectively, have been shown to have a substantial increase in the content of glutamine. We believe that inhibition of glutaminase in the tumor results in a substantial increase in the concentration of glutamine in the tumor microenvironment and that this glutamine supports the growth and proliferation of cytotoxic T-cells and NK cells that reside within the tumor. Combination of telaglenastat with anti-PD-1 or anti-PD-L1 in mice results in a doubling of the number of animals with complete tumor regressions.

In August 2016 we initiated a Phase 1/2 clinical trial of telaglenastat in combination with the PD-1 inhibitor nivolumab in patients with RCC, melanoma, and NSCLC. The Phase 1/2 study is designed to assess the safety, pharmacokinetics and pharmacodynamics of telaglenastat and nivolumab. A collaboration with Bristol-Myers Squibb, originally announced in December 2016 to evaluate nivolumab in combination with telaglenastat in patients with RCC, was expanded in May 2017 to include melanoma and NSCLC. In November 2017, the melanoma cohort was expanded to enroll additional patients and the collaboration was expanded such that subsequent melanoma development costs would be shared, and a joint development committee was established to guide the development and regulatory strategy of the combination therapy.

In November 2017, we presented initial data from the ongoing study of five patient cohorts. The study enrolled three cohorts of patients who had received a checkpoint inhibitor (PD-1/PD-L1) in the most recent line of therapy. Among 16 evaluable melanoma patients, all of whom were progressing on a checkpoint inhibitor at study entry, one patient achieved a complete response and two patients achieved partial responses. The overall response rate in this cohort was 19%, and the overall disease control rate was 44%. Among six evaluable NSCLC patients, all of whom were progressing on a checkpoint inhibitor at study entry, 67% experienced stable disease. Among eight evaluable RCC patients, 75% were progressing and 25% had stable disease at study entry. Stable disease was achieved in 75%, all of whom were progressing on a checkpoint inhibitor at study entry. The study enrolled one cohort of RCC patients who had received a checkpoint inhibitor in any prior line of therapy, but never achieved a response to checkpoint therapy. Among seven evaluable checkpoint inhibitor experienced RCC patients with a median of four prior lines of therapy, 57% experienced stable disease. The study enrolled another cohort of RCC patients who were previously treated with VEGF inhibiting therapy and were naïve to checkpoint inhibitors. Among 19 evaluable checkpoint inhibitor naïve RCC patients, four patients (21%) achieved a partial response and disease control rate was 74%. An analysis of all safety evaluable patients demonstrated that telaglenastat was well tolerated when combined with nivolumab in melanoma, RCC and NSCLC patients. During dose escalation of the combination therapy, there was one report of dose limiting Grade 3 ALT increase; however, no maximum tolerated dose was reported. The majority of adverse events reported have been mild to moderate with the most common being fatigue, nausea and photophobia. With 3.7% immune-related adverse events Grade ≥ 3, the data suggest there was no apparent increase in the rate or severity of immune related events compared to historical rates.

Evaluation of telaglenastat in combination with paclitaxel in triple negative breast cancer (TNBC)

In July 2017, we initiated a Phase 2 trial of telaglenastat with paclitaxel in TNBC patients. Based on our preliminary Phase 2 clinical trial efficacy results and recent changes in the competitive landscape of TNBC, we do not plan to pursue further development of telaglenastat plus paclitaxel in triple negative breast cancer patients at this time. We will continue to assess the telaglenastat competitive landscape to determine if there is rationale to pursue other combinations in TNBC.

Evaluation of telaglenastat in additional indications

Telaglenastat is also the subject of a number of additional investigator-sponsored clinical trials and is available under NIH/NCI Cancer Therapy Evaluation Program (CTEP) collaborative agreement for clinical and non-clinical studies. Investigator-sponsored Phase 2 trials are ongoing and recruiting patients in patients with RAS wild-type CRC and myelosdysplastic syndrome (MDS). A Phase 1 trial sponsored by CTEP of telaglenastat in combination with carfilzomib and dexamethasone for the treatment of multiple myeloma has opened recently. CTEP plans to initiate three additional Phase 1 and/or Phase 2 trials of telaglenastat for the treatment of NSCLC, soft tissue sarcoma and glioma; the study designs for these trials are currently being finalized.

Preclinical Activity of Telaglenastat

Telaglenastat is a novel, selective glutaminase inhibitor that blocks glutamine consumption in tumor cells and demonstrates synergistic antitumor effects with multiple anticancer therapies in preclinical studies. Telaglenastat targets an allosteric binding site that is highly specific for glutaminase. Inhibition of glutaminase prevents glutamine from serving its critical roles in nucleic acid synthesis, DNA repair, cell cycle progression, energy generation, and protection from oxidative stress. Single-agent telaglenastat blocks growth and survival in glutamine-dependent cancer cell lines and tumor xenograft models.

At plasma concentrations of telaglenastat of 300 nM or above, maximal effects on glutamine and glutamate levels in tumors were observed. In contrast, normal tissues in the same animals showed only small changes in the levels of glutamine and glutamate, despite exposure to high levels of telaglenastat. We believe that normal cells and tissues can utilize other pathways to produce glutamate, whereas most tumor cells have been genetically re-wired to be highly reliant on glutaminase as their principal source of glutamate. This provides a potential explanation for why high doses of telaglenastat are well tolerated in animals.

Telaglenastat produces synergistic antitumor effects in preclinical studies when used in combination with multiple classes of standard-of-care anticancer therapies. Telaglenastat also acted synergistically when combined with drugs that target the Ras/Raf and PI3K/mTOR branches of growth factor signaling pathways. The two agents acting together have a greater effect on the growth and survival of tumor cells than either agent used separately. Telaglenastat was synergistic with the epidermal growth factor receptor, or EGFR, inhibitor erlotinib (marketed as Tarceva®) in non-small cell lung cancer, or NSCLC cells, with the multikinase inhibitors sunitinib (marketed as Sutent®), sorafenib (marketed as Nexavar®), trametinib (marketed as Mekinist®), selumetinib (in development), pazopanib (marketed as Votrient®), and cabozantinib (marketed as Cabometyx®) and the mTOR inhibitors everolimus (marketed as Afinitor®) and temsirolimus (marketed as Toricel®) in RCC, cells. We believe these synergistic activities likely result from the fact that growth factor pathways also control tumor metabolism and ultimately tumor cell dependence on glutamine and glucose.

Glutaminase inhibition blocks the formation of key metabolic intermediates needed for nucleotide synthesis in cancer cells and enhances the activity of DNA synthesis blocking agents, such as CDK4/6 inhibitors, and DNA repair inhibitors, such as PARP inhibitors. Telaglenastat is synergistic with the CDK4/6 inhibitor palbociclib in ER+, estrogen-resistant breast cancer lines, which results from enhanced cell cycle blockade. Furthermore, telaglenastat was recently shown to induce double-strand DNA breaks in tumor cells and had synergistic activity in vitro and in vivo in RCC cell lines with the PARP inhibitor olaparib+ (marketed as Lynparza®).

Inhibition of glutaminase also results in reduction in tumor pools of the antioxidant glutathione. The master transcriptional regulator NRF2 induces more than 200 genes related to antioxidant stress including genes responsible for glutathione biosynthesis. Somatic mutations in the NRF2/KEAP1 pathway are present in lung cancers, head and neck cancers, HCC and other cancer types. Lung cancer models with NRF2/KEAP1 pathway mutations showed marked sensitivity to inhibition by telaglenastat which is believed to be due to pronounced dependence on tumor cell glutathione production that is blocked by glutaminase inhibition.

In preclinical models, telaglenastat enhances the antitumor activity of immune checkpoint inhibitors by relieving nutrient competition in the tumor microenvironment, which potentially supports T-cell function. Telaglenastat also acted synergistically when combined with I-O drugs that inhibited the PD-1/PD-L1 immune cell checkpoint. Because many tumor cells consume large quantities of glutamine, an important nutrient for T-cells and NK cells, the tumor microenvironment is thought to be severely depleted of this nutrient. We believe that T-cells and NK cells benefit indirectly from treatment with telaglenastat by the increased availability of glutamine in the tumor microenvironment. Telaglenastat significantly increased the number of tumor regressions observed in syngeneic mice bearing CT-26 colorectal tumors when used in combination with an anti-PD‑1 checkpoint inhibitor. Similar activity was observed when an anti-PD-L1 checkpoint inhibitor was used in combination with telaglenastat. Anti PD-1 is known to increase glucose utilization in T-cells, and we believe that telaglenastat, by blocking tumor consumption of glutamine, increases the concentration of glutamine in the tumor microenvironment to further activate and stimulate the proliferation of T-cells and NK cells.

In IND-enabling toxicity studies, telaglenastat was well tolerated, with no dose limiting toxicities observed in either study. The plasma concentration of telaglenastat measured at the highest dose in rats in these studies was greater than ten-fold above the 300 nM concentration required in mice to achieve maximal effects on glutamine and glutamate levels in tumors and suppress tumor growth. In independent studies, telaglenastat was shown to distribute broadly to all tissues except the brain, indicating that glutaminase could be strongly inhibited in normal tissues without causing any major toxicological effects.

Our Arginase Inhibitor INCB001158

Immune surveillance is the process whereby the body identifies pathogens as well as abnormal cells that are either infected with viruses or have become cancerous. Upon recognition of foreign or abnormal cells, a number of immune processes are activated to allow the body to attack and clear cells. However, excessive or inappropriate activation of the immune system can have negative consequences such as autoimmune disease, inflammation, or maternal-fetal rejection. Compensatory mechanisms have evolved to control excessive inflammatory activity by dampening the immune stimulation. Cancerous cells that successfully evade immune surveillance do so, in part, by blocking or reducing immune-stimulatory and/or enhancing immune-inhibitory activities. Immuno-oncology therapies interfere with mechanisms that tumors have used to dampen the immune response.

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

In response to tumor-secreted factors, myeloid-derived suppressor cells, or MDSCs, and neutrophils accumulate in the tumor and secrete the enzyme arginase, resulting in depletion of arginine from the tumor microenvironment. Significant infiltration by arginase-expressing myeloid cells has been reported in many solid tumor types including lung cancer, colorectal esophageal, bladder, head and neck, kidney cancer, and other tumor types. We have confirmed that arginase-expressing MDSCs are found by immunohistochemistry, or IHC, in a wide range of tumor types including non-small cell lung (both adenocarcinoma and squamous types), gastrointestinal cancers and bladder cancers as shown in the diagram below. Arginase enzyme levels are elevated in the plasma of cancer patients across a wide range of malignancies. We believe that arginase inhibitors can promote an anti-tumor immune response by restoring arginine levels, thereby allowing activation of the body’s cytotoxic T-cells.

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

INCB001158 entered clinical trials in September 2016, and is currently being tested in a Phase 1/2 clinical trial in patients with solid tumors. The Phase 1 trial (NCT02903914) is designed to evaluate the safety and recommended Phase 2 dose of INCB001158 as a mono-therapy, and in combination with immune checkpoint therapy. We presented mono-therapy data in June 2017 at the American Society of Clinical Oncology, or ASCO, annual meeting. As of the data cut-off of April 24, 2017, a total of 17 patients with advanced solid tumors had received single agent doses ranging from 50 to 150 mg twice a day in the ongoing Phase 1 trial. INCB001158 was generally well tolerated with no drug-related serious adverse events. Treatment related adverse events were limited to one case each of Grade 1 anemia, fatigue, increased ALT and myalgia. No Grade 3 treatment-related adverse events were reported. Reversible, asymptomatic elevations of urinary orotic acid, a highly sensitive marker of urea cycle inhibition, were observed in two patients at 150 mg BID. Plasma levels of arginase were inhibited > 90% in all patients, and in 10 of 11 patients plasma arginine increased 1.5-fold or more. The pharmacokinetics support BID dosing of INCB001158, as currently tested doses continuously maintained targeted levels of arginase inhibition.

The recommended Phase 2 monotherapy dose has been selected, and we have initiated the evaluation of INCB001158 in combination with pembrolizumab (Keytruda®). Expansion cohorts of INCB001158 dosed with pembrolizumab are enrolling patients diagnosed with non-small cell lung cancer, melanoma, urothelial cell carcinoma, colorectal cancer, gastroesophageal cancer, squamous cell head and neck cancer and mesothelioma. A second clinical trial (NCT03314935) designed to evaluate INCB001158 in combination with chemotherapy opened for enrollment in November 2017. The Phase 1/2 trial in patients with solid tumors (including metastatic microsatellite stable colorectal cancer, biliary tract cancer, gastroesophageal cancer, endometrial cancer or ovarian cancer), is evaluating INCB001158 administered orally twice daily with either FOLFOX, gemcitabine/cisplatin or paclitaxel. Primary endpoints include safety and objective response rate. An additional Phase 1/2 trial is planned evaluating the safety and anti-tumor activity of INCB001158 in combination with daratumumab compared to daratumumab alone in refractory multiple myeloma patients.

In January 2017, we entered into a collaboration and license agreement, or the Incyte Collaboration Agreement, with Incyte Corporation. Under the terms of the Incyte Collaboration Agreement, we granted Incyte an exclusive, worldwide license to co-develop and co-commercialize our small molecule arginase inhibitors for hematology and oncology indications. The parties are collaborating on and co-funding the development of the licensed products, with Incyte bearing 70% and us bearing 30% of global development costs. The parties will share profits and losses in the U.S., with 60% to Incyte and 40% to us. We will have the right to co-detail the licensed products in the U.S., and Incyte will pay us tiered royalties ranging from the low to mid-teens on net sales of licensed products outside the U.S. We may opt out of our co-funding obligation, in which case the U.S. profit sharing will no longer be in effect, and Incyte will pay us tiered royalties ranging from the low to mid-double digits on net sales of licensed products both in the U.S. and outside the U.S., and additional royalties to reimburse us for previously incurred development costs.

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

Our Arginase Inhibitor CB-280

Arginase has been proposed to be critical in the pathophysiology of several non-oncology diseases, including cystic fibrosis (CF). CF patients have a mutation in the gene that encodes the cystic fibrosis transmembrane-conductance regulator, or CFTR, making them particularly susceptible to progressive loss in lung function. Airway disease in CF has a complex pathophysiology and, despite recent advances in developing therapies for CF, there still remains an unmet need. CB-280 is a potent and selective oral inhibitor of arginase. Arginase plays an important role in the pathophysiology of CF airway disease. Sputum from patients with CF has elevated arginase activity leading to diminished arginine levels. Reduced arginine is thought to exacerbate pulmonary disease in CF by impairing production of nitric oxide, leading to a diminished anti-microbial immune response and impaired airway function. It is known that airways of patients with CF have lower than normal nitric oxide (NO) production, and lower NO levels directly correlate with worsened lung function and increased colonization with pathogens, including Pseudomonas aeruginosa. Research in CF patients has demonstrated that increasing arginine levels can increase the production of nitric oxide and improve lung function.

We, along with our pre-clinical collaborators, have validated arginase inhibitors in mouse models of CF. Based on pre-clinical studies in a mouse model of CFTR-mutated CF, we believe that arginase inhibition can lead to reduced infection and improved lung function in CF patients. We believe these data support the clinical development of CB-280 in CF. In February, we initiated a Phase 1 trial conducted under an IND application. The first-in-human Phase 1 trial will evaluate the safety, tolerability and pharmacokinetic profile of oral CB-280 in healthy volunteers. We anticipate completion of this study in 2019.

Arginase is also thought to play an important pathophysiologic role in several other diseases, including idiopathic pulmonary fibrosis and other fibrotic diseases, primary pulmonary hypertension, acute respiratory distress syndrome, and others. Under our collaboration agreement with Incyte, we retained the sole right to develop and commercialize CB-280 in specific non-oncology rare disease indications, including CF.

Our CD73 Inhibitor CB-708

CD73 is an enzyme in the tumor microenvironment that produces adenosine, a powerful inhibitor of immune function in tumors. CD73 is expressed across a wide range of tumors and tumor infiltrating leukocytes, and often correlates with poor prognosis. Blockade of adenosine production by CD73 inhibition is expected to reverse immunosuppression in the tumor microenvironment and enhance the immune system’s ability to fight the cancer.

We have developed an orally-bioavailable small molecule inhibitor of CD73, CB-708, that has anti-tumor activity in mouse syngeneic models both as monotherapy and in combination with checkpoint inhibitors as well as chemotherapy. Preclinical data has been accepted for presentation on April 2, 2019, at the 2019 American Association for Cancer Research annual meeting. We anticipate that our CD73 inhibitor will enter clinical trials in 2019.

Intellectual Property

Our commercial success depends in large part on our ability to obtain and maintain intellectual property protection for our product candidates, including telaglenastat, INCB001158, our preclinical compounds, and our core technologies. Our policy is to seek to protect our intellectual property position by, among other methods, filing U.S. and foreign patent applications related to the technology, inventions and improvements that are important to the development and implementation of our business strategy. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position.

We file patent applications directed to our product candidates, preclinical compounds and related technologies to establish intellectual property positions on these compounds and their uses in disease. We are seeking patent protection for the use of biomarkers to identify patients most likely to benefit from treatment with our product candidates. As of December 31, 2018, we owned six issued U.S. patents, seventeen issued foreign patents, and approximately 187 pending U.S. and foreign patent applications in the following foreign jurisdictions: Argentina, Australia, Brazil, Canada, Chile, China, Colombia, Costa Rica, Ecuador, the Eurasian Patent Organization, Europe, Hong Kong, India, Israel, Japan, Malaysia, Mexico, New Zealand, Peru, Philippines, Singapore, South Africa, South Korea, Sri Lanka, Taiwan, Thailand, Ukraine, Venezuela, and Vietnam. We expect that these patents and patent applications, if issued, would expire between April 2031 and June 2039.

As of December 31, 2018, the intellectual property portfolio for our glutaminase inhibitor program, which includes telaglenastat, included four issued U.S. patents, three of which expire in 2032 and the other of which expires in 2035, claiming compositions of matter for and methods of treating cancer with telaglenastat. We also have sixteen issued foreign patents, nine pending U.S. patent applications and 94 corresponding pending PCT and foreign patent applications directed to compositions of matter for telaglenastat and related chemical compounds, as well as methods of using these compounds. These pending patent applications also include two pending U.S. patent applications relating to methods for measuring biomarkers in cancer patients to identify patients suitable for treatment with glutaminase inhibitors. We expect that these patents and patent applications, if issued, would expire between November 2032 and November 2038.

The intellectual property portfolio for our arginase inhibitor program, which includes INCB001158, includes issued patents and pending patent applications that we have exclusively licensed from Symbioscience as well as issued patents and pending patent applications that we own. This portfolio includes nine issued U.S. patents, seven pending U.S. patent applications, 72 corresponding pending foreign patent applications, and 33 issued foreign patents directed to various arginase inhibitors and therapeutic methods of using the compounds. We expect that these patents and patent applications, if issued, would expire between April 2031 and May 2038.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties to manufacture clinical supplies of telaglenastat, INCB001158, CB-280, and CB-708. Telaglenastat, INCB001158, CB-280 and CB-708 are organic compounds of low molecular weight. Our third-party contract manufacturers are currently producing telaglenastat, INCB001158, CB-280, and CB-708 for use in our clinical trials utilizing reliable and reproducible synthetic processes and common manufacturing techniques. We obtain our supplies from manufacturers on a purchase order basis and do not have any long-term arrangements. In addition, we do not currently have arrangements in place for bulk drug substance or drug product services of telaglenastat, INCB001158, CB-280 or CB-708. We intend to identify and qualify additional manufacturers to provide bulk drug substance and drug product services prior to submission of a new drug application to the FDA if necessary to ensure sufficient commercial quantities of telaglenastat, CB-280 and CB-708. Incyte Corporation has assumed responsibility for manufacturing of INCB001158 drug substance and drug product.

Research and Development

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

The key competitive factors affecting the success of telaglenastat, INCB001158, and any future product candidates we develop, if approved, are likely to be their efficacy, safety, synergy with other approved therapies, convenience, price and the availability of reimbursement from government and other third-party payors.

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

Overview of FDA Regulation of Companion Diagnostics

We may seek to develop in vitro companion diagnostics for use in selecting the patients that we believe will respond to our therapeutics. In August 2014, the FDA issued a guidance document that states that if safe and effective use of a therapeutic product depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic product. The guidance addresses issues critical to developing and obtaining approval or clearance for companion diagnostics and provides guidance as to when the FDA will require that the in vitro diagnostic, which is regulated as a medical device, and the drug be approved simultaneously. The FDA requires in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain approval simultaneously with approval of the drug.

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

Employees

As of December 31, 2018, we had 79 full-time employees, including 29 employees with Ph.D. or M.D. degrees. Of these full-time employees, 59 employees are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

Since our inception, we have incurred significant operating losses. Our net loss was $54.6 million, $27.8 million, and $38.0 million for year ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $196.2 million. To date, we have financed our operations through sales of our capital stock and payments from the Incyte Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•	advance further into clinical trials for our existing clinical product candidates, telaglenastat, INCB001158, and CB-280;
•	continue the preclinical development of our research programs and advance candidates into clinical trials;
•	identify additional product candidates and advance them into preclinical development;
•	pursue regulatory approval of product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support product development;
•	acquire or in-license other product candidates and technologies; and
•	operate as a public company.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of and seek marketing approval for our product candidates, specifically telaglenastat and INCB001158, and as we become obligated to make milestone payments pursuant to our outstanding license agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution of the approved product.

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, clinical development, laboratory testing and clinical trials for our product candidates, in particular telaglenastat and INCB001158;
•	the costs, timing and outcome of any regulatory review of our product candidates, telaglenastat and INCB001158;
•	the cost of any other product programs we pursue;
•	the costs and timing of commercialization activities, including manufacturing, marketing, sales and distribution, for any product candidates that receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	achieving the milestones set forth in the Incyte Collaboration Agreement;
•	our ability to establish and maintain collaborations on favorable terms, if at all; and
•	the extent to which we acquire or in-license other product candidates and technologies.

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

We were founded in March 2010 and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and commencing Phase 1 and 2 clinical trials of our product candidates. CB-280, INCB001158, and telaglenastat are currently being evaluated in Phase 1, Phase 1/2, and Phase 2 clinical trials, respectively. All of our other programs are in research and preclinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials required for regulatory approval of our product candidates, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one new product from the time it is discovered to when it is commercially available. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had product candidates in advanced clinical trials.

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

We have invested a significant portion of our efforts and financial resources in the identification of our most advanced product candidates, telaglenastat and INCB001158, which are being evaluated in Phase 2 and Phase 1/2 clinical trials, respectively. We have entered into the Incyte Collaboration Agreement for the development and commercialization of INCB001158. Pursuant to our agreement, we collaborate on and co-fund the development of INCB001158 for hematology and oncology indications, and, unless we opt out of our co-funding obligation, Incyte will fund 70% of global development costs and we will be responsible for the remaining 30%. All of our other programs are in research and preclinical development. It is also too early in our development efforts to determine whether our product candidates will demonstrate single-agent activity or will be developed for use in combination with other approved therapies, or both. As a result, the timing and costs of the regulatory paths we will follow and marketing approvals remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of telaglenastat and INCB001158. The success of telaglenastat, INCB001158 and any other product candidates we may develop will depend on many factors, including the following:

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

We are currently evaluating CB-280, INCB001158, and telaglenastat in Phase 1, Phase 1/2, and Phase 2 clinical trials, respectively. All our other programs are in research and preclinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, any current or future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If adverse effects were to arise in patients being treated with any of our product candidates, it could require us to halt, delay or interrupt clinical trials of such product candidate or adversely affect our ability to obtain requisite approvals to advance the development and commercialization of such product candidate. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many agents that initially showed promise in early stage testing for treating cancer or other diseases have later been found to cause side effects that prevented further development of the agent.

We are in early clinical trials with telaglenastat and INCB001158 and we have seen several adverse events, or AEs, deemed possibly or probably related to study drug in each of those programs. For example, in our evaluation of telaglenastat with nivolumab, during the dose escalation of the combination therapy, there was one report of dose limiting Grade 3 ALT increase. We have treated an insufficient number of patients to fully assess the safety of telaglenastat and INCB001158 and, as these trials progress, we may experience frequent or severe adverse events. Our ongoing and planned trials for telaglenastat and our and Incyte’s ongoing and planned trials for INCB001158 may fail due to safety issues, and we may need to abandon development of telaglenastat or INCB001158. Our other research programs may fail due to preclinical or clinical safety issues, causing us to abandon or delay the development of a product candidate from these programs.

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

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third party manufacturers for the manufacture of our product candidates for preclinical studies and clinical trials and for commercial supply of any of these product candidates for which we obtain marketing approval. To date, we have obtained or plan to obtain materials for telaglenastat and INCB001158 for our current and planned clinical trials from third-party manufacturers. We have engaged third party manufacturers to obtain the active ingredient for telaglenastat and INCB001158 for pre-clinical testing and clinical trials. We do not have a long-term supply agreement with any third-party manufacturers, and we purchase our required drug supply on a purchase order basis.

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

Our internal computer systems, or those used by our Clinical Research Organizations or other contractors or consultants, may fail or suffer security breaches.

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

International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business in various jurisdictions globally.

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
•

difficulties in complying with changes in laws, regulations and costs affecting our foreign operations, including our United Kingdom, or UK, operations potentially affected by the UK exiting the European Union, or EU;

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

The UK’s planned withdrawal from the EU, commonly referred to as Brexit, may have a negative effect on global economic conditions, financial markets and our business.

Brexit has created significant uncertainty concerning the future relationship between the UK and the EU, particularly if the UK withdraws from the EU without a ratified withdrawal agreement in place. From a regulatory perspective, there is uncertainty about which laws and regulations will apply. A significant portion of the regulatory framework in the UK is derived from EU laws. However, it is unclear which EU laws the UK will decide to replace or replicate in connection with its withdrawal from the EU and the regulatory regime applicable to our operations may change.

A basic requirement related to the grant of a marketing authorization for a medicinal product in the EU is the requirement that the applicant be established in the EU. Following withdrawal of the UK from the EU, marketing authorizations previously granted to applicants established in the UK through the centralized, mutual recognition or decentralized procedures may no longer be valid. Moreover, depending upon the exact terms of the UK's withdrawal, there is a risk that the scope of a marketing authorization for a medicinal product granted by the European Commission pursuant to the centralized procedure, or by the competent authorities of other EU member states through the decentralized or mutual recognition procedures, would not encompass the UK. In that circumstance, a separate authorization granted by the UK competent authorities would be required to place medicinal products on the UK market.

Brexit has also given rise to calls for the governments of other EU member states to consider withdrawal from the EU. These developments, or the perception that they could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, including by significantly reducing global market liquidity or restricting the ability of key market participants to operate in certain financial markets.

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

Holders

As of March 4, 2019, there were approximately 20 holders of record of our common stock.

Stock Price Performance Graph

The following stock performance graph compares our total stock return with the total return for (i) the NASDAQ Composite Index and the (ii) the NASDAQ Biotechnology Index for the period from October 2, 2014 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2018. The figures represented below assume an investment of $100 in our common stock at the closing price of $9.41 on October 2, 2014 and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on October 2, 2014 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

$100 investment in stock or index	Ticker	October 2, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
Calithera Biosciences, Inc.	CALA	$100.00	$81.40	$34.54	$88.74	$42.61
NASDAQ Composite Index	IXIC	$100.00	$113.03	$121.51	$155.83	$149.77
NASDAQ Biotechnology Index	NBI	$100.00	$125.91	$98.61	$119.37	$108.24

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

Issuer Purchases of Equity Securities

None.

Item 6.Selected Financial Data.

The statements of operations data for the years ended December 31, 2018, 2017, and 2016, and the balance sheet data as of December 31, 2018 and 2017, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected balance sheet data as of December 31, 2016 is derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

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

	Year Ended December 31,
	2018	2017	2016
Statements of Operation Data:	(in thousands, except per share data)
Revenue:
Collaboration revenue (1)	$22,254	$25,955	$—
Total revenue (1)	22,254	25,955	—
Operating expenses:
Research and development	66,195	43,111	27,748
General and administrative	13,340	12,530	10,586
Total operating expenses	79,535	55,641	38,334
Loss from operations	(57,281)	(29,686)	(38,334)
Interest income	2,652	1,860	330
Net loss	$(54,629)	$(27,826)	$(38,004)
Net loss per share, basic and diluted	$(1.49)	$(0.84)	$(1.95)
Shares used in computing net loss per share, basic and diluted	36,604	32,951	19,486

	Year Ended December 31,
	2018	2017	2016
Balance Sheet Data:	(in thousands)
Cash, cash equivalents, and investments	$136,153	$186,154	$51,781
Working capital	125,371	128,640	49,108
Total assets	142,725	192,455	54,796
Deferred revenue	—	31,045	—
Accumulated deficit	(196,170)	(150,333)	(122,502)
Total stockholders' equity	126,714	150,307	49,906

(1)

In 2018, $8.8 million of collaboration revenue was credited directly to accumulated deficit upon adoption of Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers, or ASC 606. In 2018, we adopted ASC 606 using the modified retrospective method applied to our Incyte Collaboration Agreement which was not completed as of January 1, 2018. As such, results for 2018 are presented under ASC 606, while the information for prior periods has not been adjusted and continues to be reported in accordance with our historical accounting under Topic 605 “Revenue Recognition”. Refer to Item 8, Notes to consolidated financial statements, Notes 2 and 10, for further information on the adoption of ASC 606 and the Incyte Collaboration Agreement.

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

Overview

We are a clinical-stage bio-pharmaceutical company focused on fighting cancer and other life threatening diseases by discovering and developing novel small molecule drugs that target cellular metabolism. Tumor metabolism and immuno-oncology have emerged as promising new fields for cancer drug discovery, and recent clinical successes with therapeutic agents in each field have created fundamentally new potential therapies for cancer patients. With our unique approach, we have established a broad pipeline of small molecule drug candidates that target enzymes controlling metabolically critical pathways in tumor cells and immune cells. We have four internally discovered clinical stage compounds that are all enzyme inhibitors. While we are primarily focused on oncology, we may opportunistically develop therapeutics outside of oncology where we can leverage our existing expertise in immune cell metabolism to treat life threatening diseases with unmet need.

Through genetic mutations that alter fundamental metabolic pathways, cancer cells can acquire the ability to grow in an uncontrolled manner, but they also acquire nutrient dependencies that can differentiate them from normal cells. Targeting these nutrient dependencies by inhibiting specific metabolic pathways in cancer cells is a novel therapeutic approach to blocking the uncontrolled growth of tumors. Our lead product candidate, telaglenastat (CB-839), takes advantage of the critical dependency many cancers including renal cell carcinoma, or RCC, have on the nutrient glutamine for growth and survival. We believe telaglenastat has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers, and is the only selective allosteric glutaminase inhibitor currently in clinical trials. We retain all commercial rights to telaglenastat and have been granted a U.S. patent, which includes composition of matter coverage for telaglenastat through 2032.

We are currently developing telaglenastat in combination with standard therapies in a select set of solid tumors. Our lead development pathway is in RCC where we are evaluating telaglenastat in two randomized Phase 2 trials, including one with registrational intent. The ENTRATA trial (NCT03163667) is a Phase 2 randomized, double blind trial designed to evaluate the safety and efficacy of telaglenastat in combination with everolimus versus placebo with everolimus in patients with advanced clear cell RCC who have been treated with at least two prior lines of systemic therapy, including a VEGFR-targeted tyrosine kinase inhibitor. The primary endpoint of ENTRATA is progression-free survival (PFS). The trial enrolled 69 patients at multiple centers in the United States. Enrollment is complete, and we plan to report efficacy and safety data from the trial in the second half of 2019.

Telaglenastat is also being investigated in the CANTATA trial (NCT03428217), which will enroll approximately 400 patients and is designed with registrational intent. It is a global, randomized, double-blind trial designed to evaluate the safety and efficacy of telaglenastat in combination with cabozantinib versus placebo with cabozantinib in patients with advanced clear cell RCC who have been treated with one or two prior lines of systemic therapy. The primary endpoint is PFS by blinded independent review, and a key secondary endpoint is overall survival. The trial is currently enrolling, and we plan to report topline efficacy and safety data in 2020.

Our product candidate, INCB001158 is an oral inhibitor of arginase, an enzyme that depletes the amino acid arginine, a key metabolic nutrient for T-cells. INCB001158 was discovered by Calithera and is being co-developed with Incyte Corporation, or Incyte, for oncology and hematology indications, and is currently being evaluated in Phase 1/2 trials as a monotherapy and in combination with other anti-cancer agents. Arginase depletes arginine, a nutrient that is critical for the activation and proliferation of the body’s cancer-fighting immune cells, such as cytotoxic T-cells and natural killer (NK)-cells. In some physiological circumstances such as maternal-fetal immune tolerance, arginase-mediated depletion of arginine plays an important role in suppressing the immune system. But in many tumors, arginase-expressing myeloid cells accumulate and maintain an immunosuppressive environment, blocking the ability of T-cells and NK-cells to kill cancer cells. We have demonstrated that arginase-expressing myeloid cells can accumulate in a number of cancers, including lung, gastrointestinal, bladder, renal, squamous cell head and neck and acute myeloid leukemia.  We believe that inhibitors of arginase can promote an anti-tumor immune response by restoring arginine levels, thereby allowing activation of the body’s own immune cells, including cytotoxic T-cells and NK-cells. Data from the Phase 1/2 clinical trials of INCB001158 are expected to be presented at a medical meeting in the second half of 2019.

Our product candidate CB-280 is an oral arginase inhibitor for the treatment of cystic fibrosis. It is a novel oral arginase inhibitor which is solely owned by Calithera. In February, we initiated a Phase 1 trial designed to assess the safety, tolerability and pharmacokinetics of CB-280 in healthy volunteers. We anticipate completion of this study in 2019.

CB-708, our fourth compound planned to enter clinical trials, inhibits the oncometabolism target CD73. CD73 is an enzyme in the ATP adenosine metabolic pathway that plays a critical immunosuppressive role in tumors. Initiation of a Phase 1 study for CB-708, an orally administered small molecule inhibitor of CD73, is planned for 2019.

We are a fully integrated biopharmaceutical company with expertise in biology and chemistry, and our ongoing research efforts are focused on discovering additional product candidates for the treatment of cancer and other life threatening diseases. In addition to the products described above, we are also advancing additional preclinical stage programs with a focus on oncology.

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

Milestone Payments:  At the inception of each arrangement that includes development, regulatory or commercial milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensees’ control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received or the underlying activity has been completed. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue in the period of adjustment.

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

Expected Volatility. Since we have only been publicly traded for a short period and do not have adequate trading history for our common stock, the expected volatility was estimated based on a weighted volatility using both the trading history for our common stock and the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle, or area of specialty.

Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend. We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

Income Taxes

As of December 31, 2018 and 2017, we had approximately $167.3 million and $129.3 million of federal operating loss carryforwards, respectively, and $53.6 million and $50.1 million of state operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2030 for federal and state tax purposes.

As of December 31, 2018 and 2017, we also had research and development tax credit carryforwards of approximately $8.1 million and $5.5 million for federal purposes, respectively, and $4.3 million and $3.2 million for state purposes, respectively, available to offset future taxable income tax. If not utilized, the federal carryforwards will expire in various amounts beginning in 2030, and the state credits can be carried forward indefinitely.

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

Financial Overview

Collaboration Revenue

Collaboration revenue represents the portion of deferred revenue recognized from a $45.0 million upfront fee and $12.0 million milestone achieved in the first quarter of 2017, from the Incyte Collaboration Agreement. The combined transaction price of $57.0 million was recognized over the estimated period of performance under the Incyte Collaboration Agreement based on the measure of progress toward completion for the combined performance obligation, which was satisfied as of June 2018. Effective January 1, 2018, we adopted ASC 606 using the modified retrospective approach. Refer to Item 8, Notes to consolidated financial statements, Notes 2 and 10, for further information on the adoption of ASC 606 and the Incyte Collaboration Agreement.

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred. Costs associated with co-development activities performed under our collaboration agreements with Incyte, Bristol-Myers Squibb, and Pfizer are included in research and development expenses, with any reimbursement of costs reflected as a reduction of such expenses.

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

The following table shows our research and development expenses for 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Development candidate:
Telaglenastat (CB-839)	$44,264	$29,839	$11,355
INCB001158	7,235	5,745	11,596
CB-280	3,830	—	—
Total development	55,329	35,584	22,951
Preclinical and research:
Preclinical and research	10,866	7,527	4,797
Total	$66,195	$43,111	$27,748

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

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

	Years Ended
	December 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Revenue:
Collaboration revenue	$22,254	$25,955	$(3,701)	-14%
Total revenue	22,254	25,955	(3,701)	-14%
Operating expenses:
Research and development	66,195	43,111	23,084	54%
General and administrative	13,340	12,530	810	6%
Total operating expenses	79,535	55,641	23,894	43%
Loss from operations	(57,281)	(29,686)	(27,595)	93%
Interest income, net	2,652	1,860	792	43%
Net loss	$(54,629)	$(27,826)	$(26,803)	96%

Collaboration Revenue

Collaboration revenue decreased from $26.0 million for the year ended December 31, 2017 to $22.2 million for the year ended December 31, 2018, or 14%. Collaboration revenue represents the portion of deferred revenue from the Incyte Collaboration Agreement recognized in the period. Effective January 1, 2018, we adopted ASC 606 using the modified retrospective approach. The decrease of $3.7 million was primarily due the satisfaction of our and Incyte’s combined performance obligation in June 2018 under the Incyte Collaboration Agreement, for which revenue recognized in each period was determined based on the measure of progress toward the completion of the manufacturing services and technology transfer to Incyte, partially offset by differences in accounting under the adoption of ASC 606. Refer to Item 8, Notes to consolidated financial statements, Notes 2 and 10, for further information on the adoption of ASC 606 and the Incyte Collaboration Agreement.

Research and Development

Research and development expenses increased $23.1 million, or 54%, from $43.1 million for 2017 to $66.2 million for 2018. The increase of $23.1 million was due to a $14.4 million increase in the telaglenastat program to support our new and ongoing clinical trials, including for our Phase 2 CANTATA trial which opened in 2018, an increase of $1.5 million in the INCB001158 program, an increase of $3.8 million in the CB-280 program, and an increase of $3.3 million for investment in our early stage research programs.

General and Administrative

General and administrative expenses increased $0.8 million, or 6%, from $12.5 million for 2017 to $13.3 million for 2018. The increase was due to an increase of $1.9 million in higher personnel-costs primarily as a result of higher headcount, salary increases and stock-based compensation expenses, partially offset by $0.8 million of lower outside professional services, including legal expenses in connection with the Incyte Collaboration Agreement, and $0.3 million lower expenses due to the execution of the sublease agreement for our office and laboratory space in the first quarter of 2017.

Interest Income

Interest income increased $0.8 million, from $1.9 million for the year ended December 31, 2017 to $2.7 million for the year ended December 31, 2018. The increase of $0.8 million was due to higher interest income generated from higher returns on our investments, partially offset by lower cash equivalents and investment balances compared to the prior year.

Comparison of the Years Ended December 31, 2017 and 2016

	Year Ended
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

Collaboration Revenue

Collaboration revenue increased $26.0 million for the year ended December 31, 2017 and represented the portion of deferred revenue from the $45.0 million upfront fee and $12.0 million milestone achieved in the first quarter of 2017 from the Incyte Collaboration Agreement recognized ratably over the estimated performance period that was consistent with the term of our obligations under the agreement and prior to the adoption of ASC 606. Refer to Item 8, Notes to consolidated financial statements, Notes 2 and 10, for further information on the adoption of ASC 606 and the Incyte Collaboration Agreement.

Research and Development

Research and development expenses increased $15.4 million, or 55%, from $27.7 million for 2016 to $43.1 million for 2017. The increase of $15.4 million was due to an $18.5 million increase in the telaglenastat program to support our new and ongoing clinical trials, including our two Phase 2 trials, as well as an increase of $2.7 million from investment in our early stage research programs, offset by a decrease of $5.8 million from the INCB001158 program, primarily due to Incyte’s co-funding of development costs pursuant to the Incyte Collaboration Agreement.

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

Liquidity and Capital Resources

As of December 31, 2018, we had cash, cash equivalents and investments totaling $136.2 million. Our operations have been financed by net proceeds from the sale of shares of our capital stock and payments from the Incyte Collaboration Agreement.

In August 2017, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock. As of December 31, 2018, $234.2 million of our common stock remained available for sale, of which up to $34.2 million may be issued and sold pursuant to an at-the-market offering program for sales of our common stock under a sales agreement with Cowen and Company, LLC, subject to certain conditions as specified in the sales agreement.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and investments as of December 31, 2018 will be sufficient for us to meet our current operating plan for at least the twelve-month period following the filing of our December 31, 2018 Form 10-K. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash provided by (used in) operating activities	$(64,842)	$13,751	$(31,025)
Cash provided by (used in) investing activities	$52,799	$(98,431)	$23,705
Cash provided by financing activities	$14,626	$122,948	$11,816

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2018 was $64.8 million. Our net loss of $54.6 million was offset in part by non-cash charges of $7.4 million of stock-based compensation and $0.2 million for depreciation and amortization. The change in operating assets and liabilities was primarily related to a $22.2 million decrease in deferred revenue due to our Incyte Collaboration Agreement, and a $5.2 million increase primarily due to the timing of payments for our clinical trial and manufacturing activities, partially offset by a $0.9 million increase in the receivables, mainly related to our collaboration agreement with Incyte.

Cash provided by operating activities for the year ended December 31, 2017 was $13.8 million. Our net loss of $27.8 million was offset in part by non-cash charges of $5.5 million of stock-based compensation and $0.8 million for depreciation. The change in operating assets and liabilities was primarily related to a $31.0 million increase in deferred revenue due to our Incyte Collaboration Agreement and a $5.3 million increase primarily due to the timing of payments for our clinical trial and manufacturing activities, partially offset by a $1.1 million increase in the receivables related to our collaboration agreements with Incyte and Bristol-Myers Squibb.

Cash used in operating activities for the year ended December 31, 2016 was $31.0 million, consisting of a net loss of $38.0 million, which was offset by non-cash charges $0.9 million for depreciation expense and $4.3 million for stock-based compensation. The change in our net operating assets and liabilities of $1.8 million was primarily due to the timing of payments for our clinical trial and manufacturing activities.

Cash Flows from Investing Activities

Cash provided by investing activities was $52.8 million for the year ended December 31, 2018 and was related to the proceeds from the maturity of investments of $129.1 million, partially offset by the purchase of investments of $76.1 million and purchase of property and equipment of $0.2 million.

Cash used in investing activities was $98.4 million for the year ended December 31, 2017 and was related to the purchases of investments of $194.7 million, partially offset by the maturity of investments of $97.4 million, and purchase of property and equipment, primarily for leasehold improvements of our office and laboratory space, of $1.2 million.

Cash provided by investing activities for the year ended December 31, 2016 was $23.7 million and was related to the maturity of investments of $68.7 million, offset by the purchase of investments of $44.6 million, and purchase of property and equipment of $0.4 million.

Cash Flows from Financing Activities

Cash provided by financing activities was $14.6 million for the year ended December 31, 2018 and was related to $13.7 million in net proceeds from the issuance of common stock through our at-the-market offering program, and issuance of common stock upon the exercise of stock options and employee stock plan purchases of $0.9 million.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2018:

	Payments Due By Period
Contractual Obligations:	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(In thousands)
Operating lease obligations (1)	$2,260	$4,755	$5,045	$219	$12,279
Less: sublease income (2)	(1,115)	(187)	—	—	(1,302)
Total contractual obligations (3)	$1,145	$4,568	$5,045	$219	$10,977

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

Off-Balance Sheet Arrangements

During 2018, 2017, and 2016 we did not have any off-balance sheet arrangements.

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

Recent Accounting Pronouncements

Please refer to Note 2 to our audited consolidated financial statements appearing under Part II, Item 8 for a discussion of new accounting standards updates that may impact us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies and highly rated banks and corporations, subject to certain concentration limits. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. As of December 31, 2018, we had cash, cash equivalents and investments of $136.2 million. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and due to the low risk profile of our investments, a 1% change in interest rates would not have a material impact on the total market value of our portfolio. We have the ability to hold our short-term investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. We actively monitor changes in interest rates. We had no outstanding debt as of December 31, 2018.

Item 8.	Consolidated Financial Statements and Supplementary Data.

CALITHERA BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Calithera Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Calithera Biosciences, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2019-14

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method effective January 1, 2018.

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

Redwood City, California

March 7, 2019

Calithera Biosciences, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$51,058	$48,475
Short-term investments	85,095	115,318
Receivables from collaborations	1,997	1,142
Prepaid expenses and other current assets	2,102	2,732
Total current assets	140,252	167,667
Long-term investments	—	22,361
Other assets	569	228
Restricted cash	440	440
Property and equipment, net	1,464	1,759
Total assets	$142,725	$192,455
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,247	$1,072
Accrued liabilities	13,634	8,938
Current portion of deferred revenue	—	29,017
Total current liabilities	14,881	39,027
Deferred revenue, less current portion	—	2,028
Deferred rent	1,130	1,093
Total liabilities	16,011	42,148
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized as of December 31, 2018 and 2017; no shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock, $0.0001 par value, 200,000 shares authorized as of December 31, 2018 and 2017; 38,834 and 35,759 shares issued and outstanding as of December 31, 2018 and 2017, respectively	4	4
Additional paid-in capital	322,993	300,906
Accumulated deficit	(196,170)	(150,333)
Accumulated other comprehensive loss	(113)	(270)
Total stockholders’ equity	126,714	150,307
Total liabilities and stock and stockholders’ equity	$142,725	$192,455

See accompanying notes.

Calithera Biosciences, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Collaboration revenue	$22,254	$25,955	$—
Total revenue	22,254	25,955	—
Operating expenses:
Research and development	66,195	43,111	27,748
General and administrative	13,340	12,530	10,586
Total operating expenses	79,535	55,641	38,334
Loss from operations	(57,281)	(29,686)	(38,334)
Interest income, net	2,652	1,860	330
Net loss	$(54,629)	$(27,826)	$(38,004)
Net loss per share, basic and diluted	$(1.49)	$(0.84)	$(1.95)
Weighted average common shares used to compute net loss per share, basic and diluted	36,604	32,951	19,486

See accompanying notes.

Calithera Biosciences, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(54,629)	$(27,826)	$(38,004)
Other comprehensive gain (loss):
Net unrealized gain (loss) on available-for-sale securities	157	(257)	56
Total comprehensive loss	$(54,472)	$(28,083)	$(37,948)

See accompanying notes.

Calithera Biosciences, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2015	18,232	$2	$156,353	$(84,498)	$(69)	$71,788
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	3,059	—	11,281	—	—	11,281
Exercise of stock options	99	—	177	—	—	177
Issuance of common stock per ESPP purchase	112	—	358	—	—	358
Stock-based compensation expense	—	—	4,250	—	—	4,250
Net loss	—	—	—	(38,004)	—	(38,004)
Unrealized gain on available-for-sale securities	—	—	—	—	56	56
Balance at December 31, 2016	21,502	2	172,419	(122,502)	(13)	49,906
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	4,351	1	38,314	—	—	38,315
Issuance of common stock in connection with public offering, net of underwriting commissions and issuance costs	7,855	1	75,385	—	—	75,386
Issuance of common stock in connection with Incyte Stock Purchase Agreement, net of issuance costs	1,720	—	7,914	—	—	7,914
Exercise of stock options	153	—	787	—	—	787
Issuance of common stock per ESPP purchase	178	—	546	—	—	546
Stock-based compensation expense	—	—	5,541	—	—	5,541
Cumulative-effect adjustment from adoption of accounting standard on stock-based compensation	—	—	—	(5)	—	(5)
Net loss	—	—	—	(27,826)	—	(27,826)
Unrealized loss on available-for-sale securities	—	—	—	—	(257)	(257)
Balance at December 31, 2017	35,759	4	300,906	(150,333)	(270)	150,307
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	2,731	—	13,729	—	—	13,729
Exercise of stock options	125	—	247	—	—	247
Issuance of common stock per ESPP purchase	219	—	674	—	—	674
Stock-based compensation expense	—	—	7,437	—	—	7,437
Cumulative-effect adjustment from adoption of ASC 606 accounting standard on revenue recognition	—	—	—	8,792	—	8,792
Net loss	—	—	—	(54,629)	—	(54,629)
Unrealized gain on available-for-sale securities	—	—	—	—	157	157
Balance at December 31, 2018	38,834	$4	$322,993	$(196,170)	$(113)	$126,714

See accompanying notes.

Calithera Biosciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows Provided By (Used In) Operating Activities
Net loss	$(54,629)	$(27,826)	$(38,004)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	505	365	297
Amortization of premiums (discounts) on investments	(272)	446	590
Stock-based compensation	7,437	5,536	4,250
Loss on disposal of property and equipment	—	9	—
Changes in operating assets and liabilities:
Receivables from collaborations	(855)	(1,142)	—
Prepaid expenses and other current assets	630	(952)	787
Other assets	(341)	62	(9)
Accounts payable	175	674	(28)
Accrued liabilities	4,725	4,878	925
Deferred revenue	(22,254)	31,045	—
Deferred rent	37	656	167
Net cash provided by (used in) operating activities	(64,842)	13,751	(31,025)

Cash Flows Provided By (Used In) Investing Activities
Purchases of investments	(76,107)	(194,650)	(44,618)
Proceeds from the maturity of investments	129,120	97,448	68,724
Purchase of property and equipment	(214)	(1,229)	(401)
Net cash provided by (used in) investing activities	52,799	(98,431)	23,705

Cash Flows Provided By Financing Activities
Proceeds from issuance of common stock upon public offering, net	—	75,386	—
Proceeds from issuance of common stock under stock purchase agreement, net	—	7,914	—
Proceeds from issuance of common stock through at-the-market offerings, net	13,705	38,315	11,281
Proceeds from stock option exercises and employee stock plan purchases	921	1,333	535
Net cash provided by financing activities	14,626	122,948	11,816

Net increase in cash, cash equivalents, and restricted cash	2,583	38,268	4,496
Cash, cash equivalents, and restricted cash at beginning of period	48,915	10,647	6,151
Cash, cash equivalents, and restricted cash at end of period	$51,498	$48,915	$10,647

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Change in unpaid amounts related to property and equipment purchases	$(5)	$5	$—
Change in unpaid amounts related to deferred financing costs	$24	$—	$—

See accompanying notes.

Calithera Biosciences, Inc.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization

Calithera Biosciences, Inc., or the Company, was incorporated in the State of Delaware on March 9, 2010. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing small molecule drugs that target novel and critical metabolic pathways in tumor and cancer-fighting immune cells. The Company’s principal operations are based in South San Francisco, California, and it operates in one segment.

Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Calithera Biosciences UK Limited, incorporated on April 20, 2017. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements.

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development activities. The Company has incurred net losses from operations since inception and has an accumulated deficit of $196.2 million as of December 31, 2018. The Company intends to raise additional capital through the issuance of additional equity, and potentially through strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plans. Management believes that the currently available resources will provide sufficient funds to enable the Company to meet its operating plan for at least the twelve-month period following the filing of the Company’s 2018 consolidated financial statements on Form 10-K. However, if the Company’s anticipated operating results are not achieved in future periods, management believes that planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations.

2. Summary of Significant Accounting Policies

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accrued liabilities, revenue recognition, fair value of marketable securities, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Receivables from Collaborations

Receivables from collaborations represent amounts due under the terms of the Company’s collaboration agreements, primarily its collaboration agreement with Incyte Corporation, or Incyte, as described in Note 10, Collaboration and Licensing Agreements - Incyte Collaboration and License Agreement, for reimbursements of certain costs. Based on its evaluation of credit worthiness and historical payment patterns, the Company did not record any allowance for doubtful accounts as of December 31, 2018 and 2017.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Depreciation begins at the time the asset is placed in service. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation is removed from the balance sheet and the resulting gain or loss is reflected in operations.

The useful lives of property and equipment are as follows:

Research and development equipment	5 years
Furniture and office equipment	5 years
Computer equipment	3 years
Software	3 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

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

Milestone Payments:  At the inception of each arrangement that includes development, regulatory or commercial milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received or the underlying activity has been completed. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue in the period of adjustment.

Royalties:  For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty that has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

The following table summarizes the impact of adopting ASC 606 on select consolidated statement of operations line items for the year ended December 31, 2018 (in thousands, except per share data):

			Balances
			Without the
			Adoption of
Year Ended December 31, 2018	As Reported	Adjustments	ASC 606
Collaboration revenue	$22,254	$8,792	$31,046
Total revenue	22,254	8,792	31,046
Loss from operations	(57,281)	8,792	(48,489)
Net loss	(54,629)	8,792	(45,837)

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

The following table presents changes in the Company’s contract liabilities for the year ended December 31, 2018 (in thousands):

	Balance at	Balance at
	Beginning of	End of
Year Ended December 31, 2018	Period	Period
Deferred revenue	$29,017	$—
Deferred revenue, less current portion	2,028	—

Deferred revenue related to the Incyte Collaboration Agreement, which was comprised of the $57 million transaction price including a $45 million upfront license payment and a $12 million development milestone achieved, less the collaboration revenue recognized from the effective date of the contract, was recognized as the combined performance obligation was satisfied.

The Company had no contract assets as of December 31, 2018 and 2017. During the year ended December 31, 2018, the Company’s contract liabilities, which consisted of deferred revenue, decreased $31.0 million related to revenue recognized in the period related to amounts included in the contract liability at the beginning of the period. In addition, the Company recorded a cumulative adjustment to decrease accumulated deficit and deferred revenue by $8.8 million upon the adoption of ASC 606 on January 1, 2018, using the modified retrospective approach. For the year ended December 31, 2018, the Company did not recognize any revenue from performance obligations satisfied in previous periods

Accrued Research and Development Costs

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

Research and Development Costs

Research and development costs are expensed as incurred and consist of salaries and benefits, stock-based compensation expense, laboratory supplies, manufacturing costs, and allocated facility costs, as well as fees paid to third parties that conduct certain research and development activities on the Company’s behalf. Costs associated with development activities performed under the collaboration agreements are included in research and development expenses, with any reimbursement of costs reflected as a reduction of such expenses. Nonrefundable advance payments for goods or services to be rendered in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

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

Because stock compensation expense is based on awards ultimately expected to vest, it is reduced by forfeitures. Through December 31, 2016, the Company estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from estimates. Upon the adoption of Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2016-09, Improvements to Employee Share-Based Payment Accounting, effective as of January 1, 2017, the Company elected to account for forfeitures as they occur.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new standard on revenue from contracts with customers, ASC 606. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. In 2016, the FASB updated the guidance for reporting revenue gross versus net to improve the implementation guidance on principal versus agent considerations, and for identifying performance obligations and the accounting of intellectual property licenses. In addition, the FASB introduced practical expedients and made narrow scope improvements to the new accounting guidance.

The Company adopted the ASU on January 1, 2018, using the modified retrospective approach for its collaboration and license agreement with Incyte. Therefore, comparative information was not adjusted and the impact of the transition is reflected in opening accumulated deficit. The consideration the Company is eligible to receive under this agreement includes upfront payments, research and development funding, milestone payments, and sales-based royalties. The new revenue recognition standard differs from the previous accounting in many respects, such as in the accounting for variable consideration and the measurement of progress toward completion of performance obligations. The most significant impact of the standard relates to the Company’s method of revenue recognition for performance obligations that are delivered over time. Under the new standard, milestone payments are included in the transaction price as variable consideration, subject to a constraint, and are allocated to the performance obligations in the contract. Therefore, the milestone payments are recognized over the performance period rather than when achieved. In addition, legacy guidance permitted straight-line recognition of revenue for performance obligations that are delivered over time. The new standard requires an entity to recognize revenue based on the pattern of transfer of the services. The impact of adoption resulted in the Company recording an adjustment to decrease the accumulated deficit and deferred revenue by $8.8 million at January 1, 2018 to reflect revenue being recognized based on a measurement of progress toward completion of the combined performance obligation, rather than on a straight-line basis.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is aimed at making leasing activities more transparent, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU was previously required to be applied with a modified retrospective approach to each prior reporting period presented. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, or ASU No. 2018-11. In issuing ASU No. 2018-11, the FASB is permitting another transition method for ASU 2016-02, which allows the transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt the ASU on January 1, 2019, using a modified retrospective approach. The Company will elect the practical expedients upon transition to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company will also elect the practical expedient for lessees to combine lease and nonlease components for all asset classes. The Company is finalizing its assessment of the impact of adoption of the ASU and anticipates recording a right-of-use asset and lease liability to account for its facility lease and will record a cumulative-effect adjustment in the period of adoption.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash Payments, or ASC 230, to clarify how entities should present restricted cash and restricted cash equivalents in their statements of cash flows. Under this update, entities are required to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in their statements of cash flows. The Company adopted this standard on January 1, 2018, retrospectively. The adoption of this standard did not impact the Company’s consolidated balance sheets, statements of operations, or statements of comprehensive loss. The following tables summarize the impact of adopting ASC 230 on select statement of cash flows line items (in thousands) for the years ended December 31, 2017 and 2016:

			Balances
			With the
	As Originally		Adoption of
Year Ended December 31, 2017	Reported	Adjustments	ASC 230
Change in restricted cash	$(394)	$394	$—
Net cash provided by (used in) investing activities	(98,825)	394	(98,431)
Net increase in cash, cash equivalents and restricted cash*	37,874	394	38,268
Cash, cash equivalents and restricted cash at beginning of period*	10,601	46	10,647
Cash, cash equivalents and restricted cash at end of period*	48,475	440	48,915
*	For the year ended December 31, 2017, this line item, as originally reported, excluded restricted cash.

			Balances
			With the
	As Originally		Adoption of
Year Ended December 31, 2016	Reported	Adjustments	ASC 230
Cash, cash equivalents and restricted cash at beginning of period*	$6,105	46	$6,151
Cash, cash equivalents and restricted cash at end of period*	10,601	46	10,647
*	For the year ended December 31, 2016, this line item, as originally reported, excluded restricted cash.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, or SAB 118, which provides guidance on accounting for the tax effects of the U.S. Tax Cuts and Jobs Act, or the Act, that was enacted in December 2017. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting. In accordance with this guidance, the Company determined that $17.8 million of the deferred tax expense offset by a full valuation allowance recorded in connection with the remeasurement of certain deferred tax assets and liabilities was a provisional amount and a reasonable estimate at December 31, 2017. No changes have been made to these adjustments and the Company’s accounting for the impact of the Act is now complete.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07. The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The ASU also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). The Company will adopt ASU 2018-07 on January 1, 2019. The Company is finalizing its assessment of the impact of the ASU and does not anticipate its adoption will have a material impact on its financial position and results of operations.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this new standard on its related disclosures.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. The Company adopted these SEC amendments on November 5, 2018 and will present the analysis of changes in stockholders’ equity in its interim financial statements in its March 31, 2019 Form 10-Q. The Company does not anticipate that the adoption of these SEC amendments will have a material effect on its financial statements other than the disclosures noted above.

In November 2018, the FASB issued ASU 2018-18—Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, or ASU 2018-18. This standard provides guidance on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808) by aligning the unit of account guidance between the two topics and clarifying whether certain transactions between collaborative participants should be accounted for as revenue under Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt this new standard on January 1, 2020, and is currently evaluating the impact ASU 2018-18 will have on its financial statements and related disclosures, but does not expect it to have a material impact on its financial statements.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and market reference data. The Company classifies its corporate notes and commercial paper, U.S. treasury securities, and U.S. government agency securities as Level 2. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. There were no transfers between Level 1 and Level 2 during the periods presented.

The following table sets forth the fair value of the Company’s financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$14,077	$—	$—	$14,077
Corporate notes and commercial paper	—	73,733	—	73,733
U.S. treasury securities	—	20,334	—	20,334
U.S. government agency securities	—	28,072	—	28,072
Total financial assets	$14,077	$122,139	$—	$136,216

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$12,430	$—	$—	$12,430
Corporate notes and commercial paper	—	85,492	—	85,492
U.S. treasury securities	—	34,437	—	34,437
U.S. government agency securities	—	53,691	—	53,691
Total financial assets	$12,430	$173,620	$—	$186,050

4. Balance Sheet Components

Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities, and restricted cash consisted of the following (in thousands):

	December 31, 2018				December 31, 2017
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$14,077	$—	$—	$14,077	$12,430	$—	$—	$12,430
Corporate notes and commercial paper	73,769	—	(36)	73,733	85,553	—	(61)	85,492
U.S. treasury securities	20,334	4	(4)	20,334	34,505	—	(68)	34,437
U.S. government agency securities	28,149	—	(77)	28,072	53,832	—	(141)	53,691
	$136,329	$4	$(117)	$136,216	$186,320	$—	$(270)	$186,050
Classified as:
Cash equivalents				$50,681				$47,931
Short-term investments				85,095				115,318
Long-term investments				—				22,361
Restricted cash				440				440
Total cash equivalents, restricted cash and investments				$136,216				$186,050

At December 31, 2018, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of December 31, 2018, unrealized losses on cash equivalents and investments were $0.1 million, and the losses were deemed to be temporary. The Company had unrealized losses of $59,000 on investments with an aggregate fair value of $22.4 million that were in a continuous loss position for 12 months or longer as of December 31, 2018. There were no investments in a continuous loss position for 12 months or longer as of December 31, 2017. The Company does not intend to sell its securities that are in an unrealized loss position, and it is unlikely that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be maturity. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis. As of December 31, 2018, the Company had a total of $136.6 million in cash, cash equivalents, restricted cash and investments, which included $0.4 million in cash and $136.2 million in cash equivalents, restricted cash and investments.

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2018	2017
Research and development equipment	$2,132	$2,052
Furniture and office equipment	167	161
Computer equipment	595	475
Software	80	79
Leasehold improvements	1,234	1,232
Total property and equipment	4,208	3,999
Less: accumulated depreciation	(2,744)	(2,240)
Property and equipment, net	$1,464	$1,759

Property and equipment depreciation expense for the years ended December 31, 2018, 2017, and 2016 was $505,000, and $365,000, and $297,000, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Accrued clinical and manufacturing expenses	$6,316	$4,845
Accrued bonus and payroll expenses	3,529	3,016
Collaboration reimbursement advances	2,467	—
Accrued professional and consulting services	581	367
Accrued preclinical and research expenses	359	469
Other	382	241
Total accrued liabilities	$13,634	$8,938

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

Future aggregate minimum lease payments under the non-cancelable operating leases, as amended, are as follows (in thousands):

Year ending December 31:
2019	$2,260
2020	2,342
2021	2,413
2022	2,485
Thereafter	2,779
Total	$12,279

In September 2014, the Company entered into a non-cancelable sublease agreement for a portion of its facilities, through July 2016. In February 2017, the Company entered into a non-cancelable sublease agreement for a portion of its facilities, commencing on March 2017 through February 2020.  Future annual minimum sublease proceeds as of December 31, 2018 (in thousands), are as follows:

Year ending December 31:
2019	$1,115
2020	187
Total	$1,302

Expenses and income associated with the Company’s operating leases were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Rent expense	$3,439	$3,445	$1,861
Sublease income	(1,566)	(1,277)	(234)

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

At-the-Market Offerings

In November 2015, the Company entered into a sales agreement with Cowen and Company LLC, or Cowen, as sales agent and underwriter, pursuant to which the Company could issue and sell shares of its common stock for an aggregate maximum offering price of $50.0 million under an at-the-market offering program, or 2015 ATM program. The Company paid Cowen up to 3% of gross proceeds for the common stock sold through the sales agreement. As of December 31, 2017, the Company had sold all available shares under the 2015 ATM program.

In August 2017, the Company entered into a sales agreement with Cowen, as sales agent and underwriter, pursuant to which the Company could issue and sell shares of its common stock with an aggregate maximum offering price of $50.0 million under an at-the-market offering program, or ATM program. The Company will pay Cowen up to 3% of gross proceeds for any common stock sold through the sales agreement. During the year ended December 31, 2018, the Company sold an aggregate of 2,730,789 shares at an average at an average price of approximately $5.18 per share for gross proceeds of $14.2 million, resulting in net proceeds of $13.7 million after underwriting fees and offering expenses. As of December 31, 2018, $34.2 million of common stock remained available for sale under the ATM program.

7. Equity Incentive Plans

2010 Plan

In 2010, the Company adopted the 2010 Equity Incentive Plan, or the 2010 Plan. Under the 2010 Plan, shares of the Company’s common stock have been reserved for the issuance of stock options to employees, directors, and consultants under terms and provisions established by the Board of Directors. Under the terms of the 2010 Plan, options were granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and nonstatutory stock options were not less than 110% of fair market value, as determined by the Board of Directors. The terms of options granted under the 2010 Plan did not exceed ten years. The vesting schedule of option grants was typically four years.

The Company granted options under the 2010 Plan until October 2014 when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding under the 2010 Plan.

As of December 31, 2018, approximately 550,000 shares of common stock are subject to options outstanding under the 2010 Plan.

2014 Plan

In September 2014, the Company’s Board of Directors and stockholders approved the 2014 Equity Incentive Plan, or the 2014 Plan, which became effective in October 2014, at which time the 2010 Plan was terminated. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and ending on and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors.

As of December 31, 2018, approximately 4.7 million shares of common stock were reserved for issuance under the 2014 Plan and there were approximately 532,000 shares of common stock available for future grant. The Company issues new shares upon the exercise of options. The maximum term of options granted under the 2014 Plan is ten years. The vesting schedule of option grants are typically four years

Inducement Plan

In January 2018, the Company’s Board of Directors approved the Inducement Plan, a non-stockholder approved stock plan, under which it reserved and authorized up to 1 million shares of the Company’s common stock in order to award nonstatutory options and restricted stock unit awards to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. As of December 31, 2018, 1 million shares of common stock are available for future grant.

The following summarizes option activity (in thousands, except price per option data):

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price per Option	Aggregate Intrinsic Value
Outstanding — December 31, 2017	3,571	$7.67	$10,518
Options granted	1,304	$7.83
Options exercised	(125)	$1.97
Options cancelled	(81)	$8.19
Outstanding — December 31, 2018	4,669	$7.86	$1,108
Exercisable — December 31, 2018	2,517	$8.01	$824
Vested and expected to vest — December 31, 2018	4,669	$7.86	$1,108

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock of $4.01 per share as of December 31, 2018.

The weighted-average fair value per share of employee options granted during the years ended December 31, 2018, 2017, and 2016 were $5.69, $10.79, and $2.85, respectively. The total fair value of options that vested during the years ended December 31, 2018, 2017, 2016 was $5.6 million, $4.8 million, and $4.7 million, respectively. The aggregate intrinsic value of options exercised was $0.6 million, $1.3 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, the weighted-average remaining contractual life was 6.75 years and 7.54 years for exercisable options and vested and expected to vest options, respectively.

Stock-Based Compensation Expense

Total stock-based compensation recognized related to the 2010 Plan and 2014 Plan was as follows (in thousands):

	Year Ended December, 31
	2018	2017	2016
Research and development	$3,187	$2,243	$1,570
General and administrative	3,233	2,511	2,202
Total stock-based compensation	$6,420	$4,754	$3,772

As of December 31, 2018, the total unrecognized compensation expense related to unvested options was $9.9 million, which the Company expects to recognize over an estimated weighted average period of 2.35 years.

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

Expected Volatility—Since the Company has only been publicly traded for a short period and does not have adequate trading history for its common stock, the expected volatility was estimated based on a weighted volatility using both the Company’s trading history for its common stock and the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle, or area of specialty.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

The fair value of stock option awards was estimated using a Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2018	2017	2016
Expected term	5.3 - 6.1 years	5.3 - 6.1 years	5.3 - 6.1 years
Volatility	84.4% - 95.7%	68.9% - 95.0%	73.6% - 91.3%
Risk-free interest rate	2.40% - 3.10%	1.80% - 2.27%	1.16% - 2.18%
Expected dividend rate	—%	—%	—%

ESPP

In September 2014, the Company’s Board of Directors and stockholders approved the 2014 Employee Stock Purchase Plan, or the ESPP, which became effective in October 2014. The number of shares of common stock reserved for issuance under the ESPP will increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (1) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; (2) 250,000 shares of common stock; or (3) such lesser number as determined by the Company’s Board of Directors.

The ESPP allows eligible employees to purchase shares of the Company's common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to certain plan limitations. Through December 9, 2018, the ESPP provided for 24-month offering periods with four 6-month purchase periods, and at the end of each purchase period, employees were able to purchase shares at 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the last day of the purchase period. Effective beginning December 10, 2018, the ESPP provides for 6-month offering periods and a 6-month purchase period, and at the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the purchase period. As of December 31, 2018, 578,746  shares of common stock have been issued to employees participating in the ESPP and 437,904 shares were available for issuance under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such stock-based compensation expense has been recorded for the years ended December 31, 2018, 2017 and 2016.

Total stock-based compensation expense recognized related to the ESPP was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development	$819	$639	$312
General and administrative	198	143	166
Total stock-based compensation	$1,017	$782	$478

The Company used the following assumptions to estimate the fair value of stock offered under the ESPP for the years ended December 31, 2018, 2017 and 2016:

Year Ended December 31,
	2018	2017	2016
Expected term	0.24 - 0.86 years	0.03 - 1.74 years	0.08 - 2.07 years
Volatility	61.0% - 86.6%	72.2% - 135.6%	70.3% - 98.8%
Risk-free interest rate	1.56% - 2.55%	0.76% - 1.59%	0.30% - 1.02%
Expected dividend rate	—%	—%	—%

8. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2018, 2017, and 2016. The Company has incurred net operating losses for all the periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.

The domestic and foreign components of loss before provision for income tax are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$(54,629)	$(27,826)	$(38,004)
Foreign	—	—	N/A
Total	$(54,629)	$(27,826)	$(38,004)

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December, 31
	2018	2017	2016
Federal statutory income tax rate	21.0%	34.0%	34.0%
State income taxes, net of federal benefit	0.7	0.5	—
Federal and state tax credits, net of reserves	4.4	5.6	2.1
Stock-based compensation	(1.4)	(1.8)	(1.8)
Other permanent differences	(0.1)	(2.7)	(0.1)
Tax Cuts and Jobs Act remeasurement of deferred taxes	—	(63.8)	—
Change in valuation allowance	(24.6)	28.2	(34.2)
	0%	0%	0%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$38,707	$30,731
Tax credits, net of reserves	7,220	4,805
Accrued liabilities	1,109	918
Stock-based compensation	2,152	1,366
Other	273	381
Gross deferred tax assets	49,461	38,201
Valuation allowance	(49,461)	(38,201)
Net deferred tax assets	$—	$—

Realization of the Company’s deferred tax assets is dependent upon the Company generating future taxable income, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance as of December 31, 2018 and 2017. The valuation allowance increased by $11.3 million for the year ended December 31, 2018, and decreased by $7.6 million for the year ended December 31, 2017. ASC Topic 740 requires that the tax benefit of deductible temporary differences of carryforwards be recorded as a deferred tax asset to the extent that management assesses that realization is "more likely than not." Future realization of the tax benefit ultimately depends on the existence of sufficient taxable income within the carryback or carryforward period available under the tax law. The Company has set up the valuation allowance against the federal and state deferred tax assets because based on all available evidence, these deferred tax assets are not more likely than not to be realizable.

As of December 31, 2018 and 2017, the Company had approximately $167.3 million and $129.3 million of federal operating loss carryforwards, respectively, and $53.6 million and $50.1 million of state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2030 for federal and state tax purposes.

As of December 31, 2018 and 2017, the Company also had research and development tax credit carryforwards of approximately $8.1 million and $5.5 million for federal purposes, respectively, and $4.3 million and $3.2 million for state purposes, respectively, available to offset future taxable income tax. If not utilized, the federal carryforwards will expire in various amounts beginning in 2030, and the state credits can be carried forward indefinitely.

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

The Tax Cuts and Jobs Act (Act) was enacted on December 22, 2017 and provides for significant changes to U.S. tax law. Among other provisions, the Act reduces the U.S. corporate income tax rate to 21%, effective in 2018. The Act also contains a number of provisions that may impact the Company in future years. At December 31, 2017, the Company had not completed its accounting for all of the enactment-date income tax effects of the Act for remeasurement of deferred tax assets and liabilities, one-time transition tax, and tax on global intangible low-taxed income. During the year ended December 31, 2018, the Company completed its accounting for all of the enactment-date income tax effects of the Act. Upon completing the analysis, the Company recognized no material adjustments to the provisional amounts recorded for the year ended December 31, 2017.

As a result of the reduction in the corporate rate, the Company determined the remeasurement resulted in a reduction in deferred tax assets of $17.8 million as of December 31, 2017, which was fully offset by a corresponding change to the Company’s valuation allowance. There were no material changes from provisional amounts recorded for the year ended December 31, 2017.

The Act also provides for a transition to a new territorial system of taxation and generally requires companies to include certain untaxed foreign earnings of non-U.S. subsidiaries into taxable income in 2017, or Transition Tax. As the Company’s foreign subsidiary was dormant, the Company had no Transition Tax.

The Act subjects a U.S. shareholder to current tax on global intangible low-taxed income, or GILTI, earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. As a result of no activity in the Company’s dormant foreign subsidiary, the Company has no GILTI inclusion for the year ended 2018.

Uncertain Tax Positions

As of December 31, 2018, the Company’s total unrecognized tax benefit was $5.0 million, of which none of the tax benefit, if recognized, would affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets.  A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2018, 2017, and 2016 is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$3,623	$2,326	$1,714
Additions based on tax positions related to prior year	—	—	5
Additions based on tax positions related to current year	1,341	1,297	607
Balance at end of year	$4,964	$3,623	$2,326

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

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	December 31,
	2018	2017	2016
Options to purchase common stock	4,669	3,571	3,228
Employee stock plan purchases	16	59	19
Total	4,685	3,630	3,247

10. Licensing and Collaboration Agreements

Incyte Collaboration and License Agreement

On January 27, 2017, the Company entered into a collaboration and license agreement with Incyte, or the Incyte Collaboration Agreement. Under the terms of the Incyte Collaboration Agreement, the Company granted Incyte an exclusive, worldwide license to develop and commercialize its small molecule arginase inhibitors for hematology and oncology indications. The parties are collaborating on and co-funding the development of the licensed products, with Incyte bearing 70% and the Company bearing 30% of global development costs. The parties will share profits and losses in the United States, with 60% to Incyte and 40% to the Company. The Company will have the right to co-detail the licensed products in the United States, and Incyte will pay the Company tiered royalties ranging from the low to mid-double digits on net sales of licensed products outside the United States. The Company may opt out of its co-funding obligation, in which case the United States profit sharing will no longer be in effect, and Incyte will pay the Company tiered royalties ranging from the low to mid-double digits on net sales of licensed products both in the United States and outside the United States, and additional royalties to reimburse the Company for previously incurred development costs.

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

The Incyte Collaboration Agreement is considered to be under the scope of FASB Topic 808, Collaborative Arrangements. The Company has concluded that the research and development co-funding activities were not representative of a customer relationship and this unit of account is accounted for as an increase to or reduction of research and development expenses, rather than as revenue. In addition, the Company has analogized to ASC 606 for other aspects of the arrangement. The performance obligations under the Incyte Collaboration Agreement consist of intellectual property licenses and the performance of certain manufacturing and manufacturing technology transfer services. The Company determined that the license was not distinct from the associated manufacturing and technology transfer services to be performed under the agreement. Specifically, the Company believes the license is not capable of being distinct, as Incyte did not have the know-how to manufacture the collaboration product without Calithera’s assistance until completion of the manufacturing technology transfer process, and no other third parties could perform such assistance due to the early stage nature of the licensed intellectual property as well as Calithera’s propriety knowledge with respect to the licensed intellectual property. Prior to the adoption of ASC 606, the Company concluded that the delivered licenses did not have stand-alone value, and the rights conveyed to Incyte did not permit Incyte to perform all efforts necessary to use the Company’s technology to bring the compound through development and, upon regulatory approval, commercialization of the compound, without the associated manufacturing and technology transfer services. Accordingly, the Company combined these deliverables and allocated the upfront consideration of $45.0 million to the combined unit of accounting. The Company recognized the $45.0 million upfront payment on a straight-line basis over the estimated period of performance under the Incyte Collaboration Agreement, and recognized the $12.0 million developmental milestone payment from Incyte on a straight-line basis over the remaining period of performance for the combined unit of accounting. For the year ended December 31, 2017, the Company recognized revenue from its collaboration with Incyte totaling $26.0 million related to amortization of the $45.0 million upfront fee and the $12.0 million milestone.

Upon the adoption of ASC 606 on January 1, 2018 under the modified retrospective approach, the transaction price of the Incyte Collaboration Agreement was determined to be $57.0 million, representing the $45.0 million upfront payment and the $12.0 million developmental milestone payment from Incyte that was earned in March 2017. The $57.0 million transaction price was recognized over the performance period, based on the measure of progress toward completion for the combined performance obligation, rather than on a straight-line basis. The measure of progress towards completion was based on the effort of certain employees within the Company who dedicated time to complete the manufacturing services and technology transfer to Incyte. An $8.8 million cumulative effect adjustment to decrease the accumulated deficit and deferred revenue was recorded on January 1, 2018, as a result of applying the new standard. As of June 30, 2018, the manufacturing services and technology transfer to Incyte were determined to be substantially complete. For the year ended December 31, 2018, the Company recognized revenue from its collaboration with Incyte totaling $22.2 million related to the completion of the combined performance obligation.

Net costs associated with co-development activities performed under the Incyte Collaboration Agreement are included in research and development expenses in the accompanying consolidated statements of operations, with any reimbursement of costs by Incyte reflected as a reduction of such expenses. For the years ended December 31, 2018 and 2017, net costs reimbursable by Incyte were $3.9 million and $6.4 million, respectively. As of December 31, 2018, the receivable due from Incyte was $2.0 million.

Bristol-Myers Squibb and Pfizer Collaboration Agreements

In December 2016, the Company entered into a clinical trial collaboration and supply agreement with Bristol-Myers Squibb, or BMS, to evaluate BMS’s PD-1 inhibitor nivolumab (OPDIVO®) in combination with telaglenastat. In November 2017, the agreement was expanded such that certain development costs would be shared.

In October 2018, the Company entered into a clinical trial collaboration and supply agreement with Pfizer to evaluate Pfizer’s PARP inhibitor talazoparib (Talzenna) and CDK4/6 inhibitor palbociclib (Ibrance), each in combination with telaglenastat.

Under the terms of the clinical collaborations, BMS and Pfizer each provide reimbursement of certain development costs. Costs associated with development activities performed under the clinical collaborations are included in research and development expenses in the accompanying consolidated statements of operations, with any reimbursements of costs reflected as a reduction of such expenses.

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division, or Symbioscience, under which the Company has been granted the exclusive, worldwide license rights to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare, or the Symbioscience License Agreement. Under the terms of the Symbioscience License Agreement, the Company paid Symbioscience an upfront license fee of $0.3 million, which was recorded as research and development expense in 2014. For the years ended December 31, 2018, 2017 and 2016, the Company recognized expense related to its licensing arrangement with Symbioscience of $0, $0 and $0.6 million, respectively, which was recorded in research and development expense in the consolidated statement of operations.

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

11. Selected Quarterly Financial Data (Unaudited)

Selected quarterly results from operations for the years ended December 31, 2018 and 2017 are as follows (in thousands, except per share amounts):

	2018 Quarter End
	March 31,	June 30,	September 30,	December 31,
Collaboration revenue	$5,189	$17,065	$—	$—
Operating expenses	19,001	20,803	19,507	20,224
Net loss	(13,206)	(3,075)	(18,849)	(19,499)
Basic and diluted net loss per common share	$(0.37)	$(0.09)	$(0.52)	$(0.51)

	2017 Quarter End
	March 31,	June 30,	September 30,	December 31,
Collaboration revenue	$4,192	$7,255	$7,254	$7,254
Operating expenses	9,948	12,990	13,907	18,796
Net loss	(5,587)	(5,194)	(6,071)	(10,974)
Basic and diluted net loss per common share	$(0.22)	$(0.15)	$(0.17)	$(0.31)

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, management, with the participation of our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that, as of December 31, 2018, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2019 Annual Meeting of Stockholders or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our year ended December 31, 2018, under the headings “Executive Officers,” “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

3. Exhibits

Exhibit Index

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36644	3.1	10/07/2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-198355	3.4	9/19/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of common stock certificate of the Registrant.	S-1	333-198355	4.1	9/25/2014

10.1	Amended and Restated Investor Rights Agreement, among the Registrant and certain of its security holders, dated October 7, 2013, as amended.	S-1	333-198355	10.1	8/25/2014

10.2	2014 Equity Incentive Plan.	S-1	333-198355	10.4	9/25/2014

10.3	Form of Stock Option Grant Notice (2014 Equity Incentive Plan).	S-1	333-198355	10.5	9/25/2014

10.4	2014 Employee Stock Purchase Plan.	S-1	333-198355	10.6	9/25/2014

10.5	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-198355	10.13	9/19/2014

10.6	Lease between Are-Technology Center SSF, LLC and the Registrant, dated February 14, 2013.	S-1	333-198355	10.14	8/25/2014

10.7	Amendment to lease between Are-Technology Center SSF, LLC and the Registrant, dated October 30, 2013.	S-1	333-198355	10.15	8/25/2014

10.8†	Collaboration and License Agreement by and between the Registrant and Mars, Inc., dated December 9, 2014.	10-K	001-36644	10.16	3/27/2015

10.9	Second Amendment to Lease Agreement by and between ARE-Technology Center SSF, LLC and Calithera Biosciences, Inc., effective March 1, 2016.	10-Q	001-36644	10.18	5/10/2016

10.10	Collaboration and License Agreement between Incyte Corporation and the Registrant, dated January 27, 2017.	10-Q	001-36644	10.1	5/09/2017

10.11	Third Amendment to Lease Agreement between Are-Technology Center SSF, LLC and the Registrant, dated February 28, 2017.	10-Q	001-36644	10.2	5/09/2017

10.12	Calithera Biosciences Inc. Severance Benefit Plan.	10-Q	001-36644	10.1	11/02/2017

10.13	Inducement Plan.	S-8	333-223533	99.4	03/08/2018

10.14	Stock Option Grant Notice (Inducement Plan).	S-8	333-223533	99.5	03/08/2018

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1	Certifications of Principal Executive and Financial Officer pursuant to Rule 13a-14(a).

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

*

The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Calithera Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

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

Calithera Biosciences, Inc.

Date: March 7, 2019	By:	/s/ Susan M. Molineaux
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

Name	Title	Date

/s/ Susan M. Molineaux	President, Chief Executive Officer and Director	March 7, 2019
Susan M. Molineaux, Ph.D.	(Principal Executive Officer and Principal Financial Officer)

/s/ Stephanie Wong	Senior Vice President, Finance and Secretary	March 7, 2019
Stephanie Wong	(Principal Accounting Officer)

/s/ Sunil Agarwal	Director	March 7, 2019
Sunil Agarwal, M.D.

/s/ Jonathan G. Drachman	Director	March 7, 2019
Jonathan G. Drachman, M.D.

/s/ Jean M. George	Director	March 7, 2019
Jean M. George

/s/ Suzy Jones	Director	March 7, 2019
Suzy Jones

/s/ Deepa R. Pakianathan	Director	March 7, 2019
Deepa R. Pakianathan, Ph.D.

/s/ Blake Wise	Director	March 7, 2019
Blake Wise

/s/ H. Ward Wolff	Director	March 7, 2019
H. Ward Wolff