Form 10-Q
period 2019-03-31
Calithera Biosciences, Inc.
filed 2019-05-09
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, 0.0001 par value	CALA	The Nasdaq Global Select Market

As of May 3, 2019, the registrant had 39,240,931 shares of common stock, $0.0001 par value per share, outstanding.

Calithera Biosciences, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2019

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Calithera Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$40,584	$51,058
Short-term investments	76,415	85,095
Receivables from collaborations	2,513	1,997
Prepaid expenses and other current assets	1,686	2,102
Total current assets	121,198	140,252
Other assets	632	569
Restricted cash	440	440
Property and equipment, net	1,339	1,464
Operating lease right-of-use asset	8,297	—
Total assets	$131,906	$142,725
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,612	$1,247
Accrued liabilities	16,332	13,634
Total current liabilities	17,944	14,881
Noncurrent operating lease liability	7,988	—
Deferred rent	—	1,130
Total liabilities	25,932	16,011
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 200,000 shares authorized as of March 31, 2019, and December 31, 2018; 39,083 and 38,834 shares issued and outstanding as of March 31, 2019, and December 31, 2018, respectively	4	4
Additional paid-in capital	325,905	322,993
Accumulated deficit	(219,928)	(196,170)
Accumulated other comprehensive loss	(7)	(113)
Total stockholders’ equity	105,974	126,714
Total liabilities and stock and stockholders’ equity	$131,906	$142,725

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue:
Collaboration revenue	$—	$5,189
Total revenue	—	5,189
Operating expenses:
Research and development	20,239	15,493
General and administrative	4,164	3,508
Total operating expenses	24,403	19,001
Loss from operations	(24,403)	(13,812)
Interest income, net	716	606
Net loss	$(23,687)	$(13,206)
Net loss per share, basic and diluted	$(0.61)	$(0.37)
Weighted average common shares used to compute net loss per share, basic and diluted	38,866	35,779

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(23,687)	$(13,206)
Other comprehensive gain (loss):
Net unrealized gain (loss) on available-for-sale securities	106	(56)
Total comprehensive loss	$(23,581)	$(13,262)

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2018	38,834	$4	$322,993	$(196,170)	$(113)	$126,714
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	243	—	1,150	—	—	1,150
Exercise of stock options	6	—	8	—	—	8
Stock-based compensation expense	—	—	1,683	—	—	1,683
Cumulative-effect adjustment from adoption of ASU 2018-07 accounting standard on stock compensation	—	—	71	(71)	—	—
Net loss	—	—	—	(23,687)	—	(23,687)
Unrealized gain on available-for-sale securities	—	—	—	—	106	106
Balance at March 31, 2019	39,083	$4	$325,905	$(219,928)	$(7)	$105,974

	Three Months Ended March 31, 2018
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2017	35,759	$4	$300,906	$(150,333)	$(270)	$150,307
Exercise of stock options	69	—	150	—	—	150
Stock-based compensation expense	—	—	1,881	—	—	1,881
Cumulative-effect adjustment from adoption of ASC 606 accounting standard on revenue recognition	—	—	—	8,791	—	8,791
Net loss	—	—	—	(13,206)	—	(13,206)
Unrealized loss on available-for-sale securities	—	—	—	—	(56)	(56)
Balance at March 31, 2018	35,828	$4	$302,937	$(154,748)	$(326)	$147,867

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows Used In Operating Activities
Net loss	$(23,687)	$(13,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	125	124
Amortization of premiums (discounts) on investments	(210)	36
Stock-based compensation	1,683	1,881
Non-cash lease expense	329	—
Changes in operating assets and liabilities:
Receivables from collaborations	(516)	(682)
Prepaid expenses and other current assets	241	(234)
Other assets	(63)	(174)
Accounts payable	365	1,092
Accrued liabilities	1,461	1,366
Lease liability	(352)	—
Deferred revenue	—	(5,189)
Deferred rent, non-current	—	34
Net cash used in operating activities	(20,624)	(14,952)

Cash Flows Provided by Investing Activities
Purchases of investments	(14,104)	(16,832)
Proceeds from maturity of investments	23,100	38,026
Purchases of property and equipment	—	(26)
Net cash provided by investing activities	8,996	21,168

Cash Flows Provided By Financing Activities
Proceeds from issuance of common stock through an at-the-market offering, net	1,146	—
Proceeds from stock option exercises	8	150
Net cash provided by financing activities	1,154	150

Net (decrease) increase in cash, cash equivalents, and restricted cash	(10,474)	6,366
Cash, cash equivalents, and restricted cash at beginning of period	51,498	48,915
Cash, cash equivalents, and restricted cash at end of period	$41,024	$55,281

Supplemental Disclosure of Non-Cash Activities:
Unpaid amounts related to stock issuance and deferred financing costs	$29	$58

See accompanying notes.

Calithera Biosciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Calithera Biosciences UK Limited and Calithera Biosciences Ireland Limited. All significant intercompany accounts and transactions have been eliminated from the condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of March 31, 2019, the statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018, the statements of stockholders’ equity for the three months ended March 31, 2019 and 2018, and the statements of cash flows for the three months ended March 31, 2019 and 2018, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for any other future annual or interim period. The balance sheet as of December 31, 2018, included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the Securities and Exchange Commission, or SEC.

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

All of the Company’s collaboration revenue and the majority of the Company’s receivables from collaborations are derived from its collaboration and license agreement with Incyte Corporation, or Incyte, as described in Note 10, Collaboration and Licensing Agreements - Incyte Collaboration and License Agreement.

Revenue Recognition

The Company records revenue in accordance with Accounting Standards Codification, or ASC No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606.  Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

The Company had no contract assets or liabilities as of March 31, 2019, and had no changes in contract assets and liabilities during the three months ended March 31, 2019.

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

Leases

Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), or ASU 842. Operating lease right-of-use, or ROU, assets and lease liabilities are recognized at commencement and are recorded for leases with durations greater than 12 months.

ROU assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company estimates an incremental borrowing rate based on the information available at commencement date, in determining the present value of lease payments. The operating lease ROU asset also includes lease incentives. Lease expense is recognized on a straight-line basis over the lease term. The Company elected to not separate lease components and non-lease components for its long-term facility lease. Variable lease payments include lease operating expenses.

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

Recent Accounting Pronouncements

In 2016, the Financial Accounting Standards Board, or FASB, issued ASU 842, which is aimed at making leasing activities more transparent, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability. The ASU was previously required to be applied with a modified retrospective approach to each prior reporting period presented. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, or ASU No. 2018-11. In issuing ASU No. 2018-11, the FASB is permitting another transition method for ASU 2016-02, which allows the transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the ASU on January 1, 2019, using a modified retrospective approach, and elected the transition method, which allowed the Company to record a cumulative adjustment to its accumulated deficit upon adoption. The condensed consolidated financial statements for the three-month period ended March 31, 2019, are presented under the new standard, while previous periods are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy. The Company elected the practical expedients upon transition to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company also elected the practical expedient for lessees to combine lease and non-lease components for all asset classes, and elected the practical expedient to use hindsight in determining the lease term and in assessing impairment of the Company’s right-of-use assets. Upon adoption, the Company recognized in the condensed consolidated balance sheet an operating lease right-of-use asset and lease liability of approximately $8.6 million and $9.7 million, respectively, and eliminated the previously recorded deferred rent of $1.2 million, related to its facility lease. There was no impact to accumulated deficit upon adoption. Refer to Note 6, Leases, for more information.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07. The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The ASU also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). The Company adopted the ASU on January 1, 2019. Upon adoption, the Company recorded a cumulative-effect adjustment of $71,000 to accumulated deficit in the condensed consolidated statement of stockholders’ equity.

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

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. The Company adopted this new guidance and included this information in its condensed consolidated statements of stockholders’ equity in this Quarterly Report on Form 10-Q.

In November 2018, the FASB issued ASU 2018-18—Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, or ASU 2018-18. This standard provides guidance on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808) by aligning the unit of account guidance between the two topics and clarifying whether certain transactions between collaborative participants should be accounted for as revenue under Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt this new standard on January 1, 2020, and is currently evaluating the impact ASU 2018-18 will have on its financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. The guidance is effective for interim and annual periods beginning after December 15, 2019. The guidance will be applied using a modified retrospective approach with the cumulative effect recognized as an adjustment to retained earnings. A prospective transition approach is required for debt securities that have recognized an other-than-temporary impairment prior to the effective date. The Company is currently evaluating the effect the guidance will have on its financial statements and related disclosures.

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$12,047	$—	$—	$12,047
Corporate notes and commercial paper	—	63,812	—	63,812
U.S. treasury securities	—	22,410	—	22,410
U.S. government agency securities	—	18,453	—	18,453
Total financial assets	$12,047	$104,675	$—	$116,722

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$14,077	$—	$—	$14,077
Corporate notes and commercial paper	—	73,733	—	73,733
U.S. treasury securities	—	20,334	—	20,334
U.S. government agency securities	—	28,072	—	28,072
Total financial assets	$14,077	$122,139	$—	$136,216

4. Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities and restricted cash, consisted of the following (in thousands):

	March 31, 2019				December 31, 2018
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$12,047	$—	$—	$12,047	$14,077	$—	$—	$14,077
Corporate notes and commercial paper	63,817	8	(13)	63,812	73,769	—	(36)	73,733
U.S. treasury securities	22,392	18	—	22,410	20,334	4	(4)	20,334
U.S. government agency securities	18,473	—	(20)	18,453	28,149	—	(77)	28,072
	$116,729	$26	$(33)	$116,722	$136,329	$4	$(117)	$136,216
Classified as:
Cash equivalents				$39,867				$50,681
Short-term investments				76,415				85,095
Restricted cash				440				440
Total cash equivalents, restricted cash and investments				$116,722				$136,216

At March 31, 2019, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of March 31, 2019, unrealized losses on cash equivalents and investments were $33,000 and the losses were deemed to be temporary. The gross unrealized loss that had been in a continuous loss position for 12 months or longer was $22,000 and $59,000 as of March 31, 2019, and December 31, 2018, respectively. The Company had unrealized losses of $22,000 on investments with an aggregate fair value of $20.5 million that were in a continuous loss position for 12 months or longer as of March 31, 2019. The Company does not intend to sell its securities that are in an unrealized loss position, and it is unlikely that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be maturity. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis. As of March 31, 2019, the Company had a total of $117.4 million in cash, cash equivalents, restricted cash and short-term investments, which includes $0.7 million in cash and $116.7 million in cash equivalents, restricted cash and investments.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued clinical and manufacturing expenses	$9,115	$6,316
Accrued payroll and related expenses	2,390	3,529
Collaboration reimbursement advances	2,327	2,467
Current portion of lease liability	1,325	—
Other	1,175	1,322
Total accrued liabilities	$16,332	$13,634

6. Leases

On January 1, 2019, the Company adopted ASU 842, which requires leases with a duration greater than twelve months to be recognized on the balance sheet. We adopted the standard using the modified retrospective approach with an effective date as of the beginning the Company’s fiscal year, January 1, 2019. Prior period financial information was not recast under the new standard, and therefore, those amounts are not presented below. The Company elected the package of transition provisions available for expired or existing contracts, which allowed it to carryforward its historical assessments of 1) whether contracts are or contain leases, 2) lease classification and 3) initial direct costs. The Company also elected the hindsight practical expedient, and elected to not separate lease and non-lease components.

The Company has a non-cancelable facility lease agreement, or the Lease, for office and laboratory facilities in South San Francisco, California, with a remaining lease term of 4.84 years, through January 2024, and a two-year renewal option prior to expiration. The renewal option to extend the Lease was not considered in the determination of the right-of-use asset or the lease liability for the Lease as the Company did not consider it reasonably certain that it would exercise any such option. The Lease provides that the Company is obligated to pay certain variable costs, including taxes and operating expenses. The Lease is classified as an operating lease.  In addition, the Company has a non-cancelable sublease agreement for a portion of its facilities through February 2020. The sublease agreement provides that the subtenant is obligated to pay its share of the variable costs under the Lease. The Company has measured the present value of its lease liability using an estimated incremental borrowing rate of 9%.

The components of net operating lease costs included in the condensed consolidated statement of operations for the three months ended March 31, 2019, were as follows (in thousands):

Lease Costs
Straight-line rent expense related to facility operating lease	$544
Variable rent expense related to operating lease	347
Sublease income	(275)
Variable sublease income	(133)
Net operating lease costs	$483

Cash paid for amounts included in the measurement of the lease liabilities for the three months ended March 31, 2019 was $0.6 million and was included in net cash used in operating activities in the Company’s condensed consolidated statements of cash flows.

Supplemental balance sheet information related to the Company’s operating lease as of March 31, 2019, was as follows (in thousands):

Classification
Assets:
Operating lease right-of-use asset	$8,297
Current Liabilities:
Current portion included in accrued liabilities	$1,325
Noncurrent Liabilities:
Noncurrent operating lease liability	$7,988

The maturities of the Company’s lease liability as of March 31, 2019, was as follows (in thousands):

Year ending December 31:
2019 (excluding the three months ended March 31, 2019)	$1,518
2020	2,342
2021	2,413
2022	2,485
2023	2,560
2024	219
Total lease payments	11,537
Less: interest	(2,224)
Present value of lease liability	$9,313

7. Stockholders’ Equity

At-the-Market Offering

In August 2017, the Company entered into a sales agreement with Cowen and Company LLC, or Cowen, as sales agent and underwriter, pursuant to which the Company could issue and sell shares of its common stock with an aggregate maximum offering price of $50.0 million under an at-the-market offering program (“ATM program”). The Company will pay Cowen up to 3% of gross proceeds for any common stock sold through the sales agreement. During the three months ended March 31, 2019, the Company sold an aggregate of 242,840 shares at an average price of approximately $6.60 per share for gross proceeds of $1.6 million, resulting in net proceeds of $1.6 million after underwriting fees and offering expenses. As of March 31, 2019, $0.4 million in proceeds was receivable from unsettled trades and reflected as a reduction in additional-paid-in-capital, and $32.6 million of common stock remained available for sale under the ATM program.

8. Stock Based Compensation

A summary of stock option activity was as follows (in thousands, except weighted-average exercise price and contractual term amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Value Intrinsic
Outstanding — December 31, 2018	4,669	$7.86
Options granted	1,869	$4.72
Options exercised	(6)	$4.08
Options cancelled	(43)	$9.44
Outstanding — March 31, 2019	6,489	$6.95	7.69	$10,165
Exercisable — March 31, 2019	3,045	$7.97	6.23	$4,692

Total stock-based compensation expense related to the Company’s 2010 Equity Incentive Plan, 2014 Equity Incentive Plan and the 2014 Employee Stock Purchase Plan was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$779	$983
General and administrative	904	898
Total stock-based compensation	$1,683	$1,881

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

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be anti-dilutive were as follows (in thousands):

	March 31,
	2019	2018
Options to purchase common stock	6,489	4,516
Employee stock plan purchases	68	115
Total	6,557	4,631

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

The Incyte Collaboration Agreement is considered to be under the scope of FASB Topic 808, Collaborative Arrangements. The Company has concluded that the research and development co-funding activities were not representative of a customer relationship and this unit of account is accounted for as an increase to or reduction of research and development expenses, rather than as revenue. In addition, the Company has analogized to ASC 606 for other aspects of the arrangement. The performance obligations under the Incyte Collaboration Agreement consist of intellectual property licenses and the performance of certain manufacturing and manufacturing technology transfer services. The Company determined that the license is not distinct from the associated manufacturing and technology transfer services to be performed under the agreement. Specifically, the Company believes the license is not capable of being distinct, as Incyte did not have the know-how to manufacture the collaboration product without Calithera’s assistance until completion of the manufacturing technology transfer process, and no other third parties could perform such assistance due to the early stage nature of the licensed intellectual property as well as Calithera’s propriety knowledge with respect to the licensed intellectual property.

Subsequent to the adoption of ASC 606 on January 1, 2018, the Company determined the transaction price to be $57.0 million, representing the $45.0 million upfront payment and the $12.0 million developmental milestone payment from Incyte that was earned in March 2017. The $57.0 million transaction price was recognized over the performance period, based on the measure of progress toward completion for the combined performance obligation. The measure of progress towards completion was based on the effort of certain employees within the Company who dedicated time to complete the manufacturing services and technology transfer to Incyte. As of June 30, 2018, the manufacturing services and technology transfer to Incyte was completed. For the three months ended March 31, 2019 and 2018, the Company recognized revenue from its collaboration with Incyte totaling $0 and $5.2 million, respectively, related to the completion of the combined performance obligation.

Net costs associated with co-development activities performed under the agreement are included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations, with any reimbursement of costs by Incyte reflected as a reduction of such expenses. For the three months ended March 31, 2019, and March 2018, net costs reimbursable by Incyte were $0.8 million and $1.1 million, respectively. As of March 31, 2019, and December 31, 2018, the receivable due from Incyte was $2.5 million and $2.0 million, respectively.

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

Under the terms of the clinical collaborations, BMS and Pfizer each provide reimbursement of certain development costs. Costs associated with development activities performed under the clinical collaborations are included in research and development expenses in the accompanying consolidated statements of operations, with any reimbursements of costs reflected as a reduction of such expenses. For the three months ended March 31, 2019, and March 2018, net costs reimbursed and reimbursable by BMS and Pfizer were not material to the condensed consolidated financial statements.

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division, or Symbioscience, under which the Company has been granted the exclusive, worldwide license to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare, or the Symbioscience License Agreement. There were no expenses related to its licensing arrangement with Mars Symbioscience recorded in the three months ended March 31, 2019 and 2018.

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

Currently we have four product candidates in our development pipeline. Our product candidate telaglenastat is an oral inhibitor of glutaminase, a critical enzyme in tumor cells that controls utilization of the nutrient glutamine. Telaglenastat takes advantage of the pronounced dependency many cancers have on the nutrient glutamine for growth and survival. Telaglenastat is a novel, selective glutaminase inhibitor that blocks glutamine consumption in tumor cells and demonstrates synergistic antitumor effects with multiple anticancer therapies in preclinical studies. Telaglenastat is being evaluated in two randomized trials in patients with renal cell carcinoma, or RCC, with data expected from these trials in mid-2019 and the second half of 2020, respectively. Our product candidate, INCB001158, also known as CB-1158, is an oral inhibitor of arginase, an enzyme that depletes the amino acid arginine, a key metabolic nutrient for T-cells. INCB001158 is being co-developed with Incyte Corporation, or Incyte, for oncology and hematology indications, and is currently being evaluated in Phase 1/2 trials as a monotherapy and in combination with other anti-cancer agents. Data from INCB001158 is expected to be presented at a medical meeting in the second half of 2019. Arginase inhibitors also have potential in the treatment of cystic fibrosis; accordingly, we have selected CB-280, a unique oral arginase inhibitor, to enter clinical trials in cystic fibrosis patients. In February, we initiated a Phase 1 trial to evaluate the safety, tolerability and pharmacokinetic profile of oral CB-280 in healthy volunteers. We anticipate completion of this study in 2019. Our candidate CB-708 targets CD73, an enzyme in the tumor microenvironment that produces adenosine, a powerful inhibitor of immune function in tumors. We anticipate that our oral CD73 inhibitor will also enter the clinic in 2019.

Telaglenastat (CB-839)

Our lead product candidate, telaglenastat, takes advantage of the pronounced dependency many cancers have on the nutrient glutamine for growth and survival. Telaglenastat is a novel, selective glutaminase inhibitor that blocks glutamine consumption in tumor cells and demonstrates synergistic antitumor effects with multiple anticancer therapies in preclinical studies.

Telaglenastat, when given alone or in combination with a variety of other anti-cancer agents, affects multiple pathways in tumor cells, leading to energetic blocks, inhibition of DNA synthesis, oxidative stress, and cell cycle disruptions. Because telaglenastat has multiple mechanisms for impacting cellular metabolism, it has anti-tumor effects on a number of different tumor types in combination with a variety of different agents, including tyrosine kinase inhibitors, mTOR inhibitors, taxanes, cdk4/6 inhibitors and PARP inhibitors. Telaglenastat binds to a site on glutaminase distinct from the glutamine-binding active site, making it a highly selective and unique allosteric inhibitor. Telaglenastat is well-tolerated in part because of this selectivity. We believe that telaglenastat is the only allosteric glutaminase inhibitor currently in clinical trials.

We are currently developing telaglenastat in combination with standard therapies in a select set of solid tumors. Our primary focus is in RCC where we are evaluating telaglenastat in two randomized Phase 2 trials, including one with registration intent. Telaglenastat is also being evaluated in a Phase 1b/2 trial in combination with nivolumab for the treatment of solid tumors. In March, we initiated a Phase 1/2 clinical trial of telaglenastat in combination with Pfizer’s poly adenosine disphosphate ribose polymerase (PARP) inhibitor talazoparib in patients with solid tumors. An additional trial of the combination of telaglenastat plus palbociclib in patients with KRAS mutated CRC and KRAS mutated NSCLC is expected to begin in the second quarter of 2019. The trials in combination with palbociclib and talazoparib are part of a clinical collaboration with Pfizer, announced in October 2018, in which Pfizer will provide palbociclib and talazoparib, as well as financial support.

Telaglenastat Evaluation in Renal Cell Carcinoma

We are enrolling two Phase 2 randomized clinical trials of telaglenastat for the treatment of RCC. The ENTRATA trial (NCT03163667) is a Phase 2 randomized, double blind trial designed to evaluate the safety and efficacy of telaglenastat in combination with everolimus versus placebo with everolimus in patients with advanced clear cell RCC who have been treated with at least two prior lines of systemic therapy, including a VEGFR-targeted tyrosine kinase inhibitor. Patients are randomized in a 2:1 ratio. The trial opened for enrollment in August 2017 and completed enrollment in January 2019. The trial enrolled 69 patients at multiple centers in the United States. The primary endpoint of ENTRATA is progression-free survival (PFS). We plan to report top-line results including key efficacy and safety data from the trial in mid-2019.

Telaglenastat is also being investigated in the CANTATA trial (NCT03428217), which will enroll approximately 400 patients and is designed with registrational intent. It is a global, randomized, double-blind trial designed to evaluate the safety and efficacy of telaglenastat in combination with cabozantinib versus placebo with cabozantinib in patients with advanced clear cell RCC who have been treated with one or two prior lines of systemic therapy. The primary endpoint is PFS by blinded independent review, and a key secondary endpoint is overall survival. Patients will be stratified by International Metastatic Renal Cell Carcinoma Database Consortium, or IMDC, risk category and prior treatment with anti-PD(L)1 therapy. The study has 85% power to show a 31% improvement in progression free survival. In support of the CANTATA trial, Exelixis, Inc. has entered into a material supply agreement with us for cabozantinib. The FDA has granted Fast Track designation to telaglenastat in combination with cabozantinib, for the treatment of patients with metastatic RCC who have received one or two prior lines of therapy, including at least one vascular endothelial growth factor tyrosine kinase inhibitor or the combination of nivolumab and ipilimumab. Release of top-line results is expected in the second half of 2020.

Evaluation of Telaglenastat in Combination with the Immunotherapy Agent Nivolumab

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

An academic research group at Case Western Reserve University demonstrated that single agent telaglenastat inhibits the growth of CRC tumors with PIK3CA mutations in immune-compromised mice, but the growth of CRC tumors with a normal PIK3CA gene were not inhibited. Remarkably, the combination of telaglenastat with 5-florouracil induced complete and long-lasting tumor regressions in animals bearing PIK3CA mutant CRC tumors, but not tumors with normal PIK3CA, suggesting that this combination therapy may be a unique and effective approach in the clinic.

An investigator-sponsored clinical trial was initiated by Drs. Jennifer Eads, Alok Khorana, and Neal Meropol, at the Case Western Comprehensive Cancer Center. This research is supported by a Stand Up To Cancer Colorectal Cancer Dream Team Translational Research Grant (Grant Number: SU2C-AACR-DT22-17). The Phase 1 portion of the trial is designed to determine safety and the recommended dose of the combination of telaglenastat and capecitabine in patients with advanced treatment-refractory solid tumors, while the Phase 2 portion of the trial is designed to evaluate activity of the regimen in patients with late line PIK3CA mutant colorectal cancer. As of the June 2018 data presentation, 16 patients have been enrolled, including 12 patients with CRC. CRC patients must have progressed on prior fluoropyrimidine-containing therapy. In the dose escalation phase of the trial, there were no dose limiting toxicities and telaglenastat plus capecitabine was well tolerated at the full dose of telaglenastat. The recommended Phase 2 dose for the combination is telaglenastat at 800 mg BID with capecitabine at 1000 mg/m 2  BID. All late-line CRC patients had progressed on at least one prior fluoropyrimidine-containing regimen. For CRC patients with PIK3CA-mutated cancer (n=7), the median PFS was 26 weeks and for patients with PIK3CA wild-type cancer (n=5) the median PFS was 16 weeks (p=0.058). These results compare favorably to historical data in third line CRC patients receiving standard of care therapies, where the median PFS is approximately 8 weeks. The Phase 2 dose expansion portion of this study in patients with PIK3CA mutant colorectal cancer is ongoing.

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

INCB001158

Our product candidate INCB001158, which is a potent and selective orally bioavailable inhibitor of the enzyme arginase, was discovered by us and is being co-developed with Incyte. Arginase depletes arginine, a nutrient that is critical for the activation and proliferation of the body’s cancer-fighting immune cells, such as cytotoxic T-cells and natural killer (NK)-cells. During normal activation of the immune system, arginase, which is expressed by suppressive myeloid immune cells, plays an important role in halting T-cell proliferation. But in many tumors, including lung, gastrointestinal, bladder, renal cancer, squamous cell cancer of the head and neck, and acute myeloid leukemia, arginase-expressing myeloid cells accumulate and maintain an immunosuppressive environment, blocking the ability of T-cells and NK-cells to kill cancer cells. We believe that inhibitors of arginase can promote an anti-tumor immune response by restoring arginine levels, thereby allowing activation of the body’s own immune cells, including cytotoxic T-cells and NK-cells. INCB001158 is currently being evaluated in Phase 1/2 solid tumor clinical trials. Data from INCB001158 is expected to be presented at a medical meeting in the second half of 2019.

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

We, along with our pre-clinical collaborators, have validated arginase inhibitors in mouse models of CF. Based on pre-clinical studies in a mouse model of CFTR-mutated CF, we believe that arginase inhibition can lead to reduced infection and improved lung function in CF patients and that these data support the clinical development of CB-280 in CF. In February, we initiated a Phase 1 trial conducted under an IND application. The first-in-human Phase 1 trial will evaluate the safety, tolerability and pharmacokinetic profile of oral CB-280 in healthy volunteers. We anticipate completion of this study in 2019.

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

We have developed an orally-bioavailable small molecule inhibitor of CD73, CB-708, that has anti-tumor activity in mouse syngeneic models both as monotherapy and in combination with checkpoint inhibitors as well as chemotherapy. Preclinical data were presented at the 2019 American Association for Cancer Research annual meeting in April demonstrating that CB-708 is a potent and selective inhibitor of CD73 that has immune-mediated, single agent activity in syngeneic mouse tumor models. In pre-clinical studies CB-708 was well-tolerated and shows enhanced anti-tumor activity when combined with either an anti-PD-L1 immunotherapy or with chemotherapeutic agents such as oxaliplatin or doxorubicin. We anticipate that our CD73 inhibitor will enter clinical trials in 2019.

Critical Accounting Policies and Estimates

Effective January 1, 2019, we adopted ASU 842 in which we recorded an operating lease right-of-use asset and an operating lease liability on our balance sheet. We used estimates related to our valuation of the operating lease right-of-use asset and lease liability, including the incremental borrowing rate. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that with the exception of the adoption of ASU 842 related to the new lease accounting standard as discussed above, there have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.

Financial Overview

Collaboration Revenue

Collaboration revenue represents the portion of deferred revenue recognized from a $45.0 million upfront fee and $12.0 million milestone achieved in the first quarter of 2017, both from the Incyte Collaboration Agreement. The combined transaction price of $57.0 million was recognized over the estimated period of performance under the Incyte Collaboration Agreement based on the measure of progress toward completion for the combined performance obligation, which was satisfied as of June 2018. Refer to Item 1, Notes to condensed consolidated financial statements, Notes 2 and 10, for further information on the Incyte Collaboration Agreement.

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred. Costs associated with co-development activities performed under the Incyte Collaboration Agreement and our other collaboration agreements are included in research and development expenses, with any reimbursement of costs by Incyte and our other collaborators reflected as a reduction of such expenses.

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

The largest component of our total operating expenses has historically been our investment in research and development activities including the clinical development of our product candidates. We allocate to research and development expenses the salaries, benefits, stock-based compensation expense, and indirect costs of our clinical and preclinical programs on a program-specific basis, and we include these costs in the program-specific expenses. The following table shows our research and development expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Development:
Telaglenastat (CB-839)	$13,603	$11,258
INCB001158	2,750	1,636
CB-280	1,000	—
Total development	17,353	12,894
Preclinical and research:
Preclinical and research	2,886	2,599
Total Research and Development	$20,239	$15,493

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months
	Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Revenue:
Collaboration revenue	$—	$5,189	$(5,189)	-100%
Total revenue	—	5,189	(5,189)	-100%
Operating expenses:
Research and development	20,239	15,493	4,746	31%
General and administrative	4,164	3,508	656	19%
Total operating expenses	24,403	19,001	5,402	28%
Loss from operations	(24,403)	(13,812)	(10,591)	77%
Interest income, net	716	606	110	18%
Net loss	$(23,687)	$(13,206)	$(10,481)	79%

Collaboration Revenue.    Collaboration revenue decreased from $5.2 million for the three months ended March 31, 2018, to $0 for the three months ended March 31 2019, or 100%. The decrease related to the satisfaction of our and Incyte’s combined performance obligation under the Incyte Collaboration Agreement, for which revenue recognized in each period was determined based on the measure of progress toward the completion of the manufacturing services and technology transfer to Incyte, which occurred in June of 2018. Refer to Item 1, Notes to condensed consolidated financial statements, Notes 2 and 10, for further information on the Incyte Collaboration Agreement.

Research and Development.    Research and development expenses increased $4.7 million, or 31%, from $15.5 million for the three months ended March 31, 2018, to $20.2 million for the three months ended March 31, 2019. The increase of $4.7 million was due to a $2.3 million increase in the telaglenastat program, including for our Phase 2 CANTATA trial, an increase of $1.1 million in the INCB001158 program, an increase of $1.0 million in the CB-280 program, and an increase of $0.3 million for investment in our early stage research programs.

General and Administrative.  General and administrative expenses increased $0.7 million, or 19%, from $3.5 million for the three months ended March 31, 2018, to $4.2 million for the three months ended March 31, 2019, due to $0.6 million in higher personnel-related costs, primarily from higher headcount, salary increases and benefit costs, as well as severance payments to a former employee, and $0.1 million in higher professional services costs.

Interest Income, net.    Interest income, net increased $0.1 million, from $0.6 million for the three months ended March 31, 2018, to $0.7 million for the three months ended March 31, 2019. The increase of $0.1 million was due to higher interest income generated from higher returns on our investments, partially offset by lower cash equivalents and investment balances compared to the prior year.

Liquidity and Capital Resources

As of March 31, 2019, we had cash, cash equivalents and short-term investments totaling $117.0 million. Our operations have been financed by net proceeds from the sale of shares of our capital stock and payments from the Incyte Collaboration Agreement.

In August 2017, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock. As of March 31, 2019, $232.6 million of our common stock remained available for sale, of which up to $32.6 million may be issued and sold pursuant to an at-the-market offering program for sales of our common stock under a sales agreement with Cowen and Company, LLC, subject to certain conditions as specified in the sales agreement.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and investments as of March 31, 2019, will be sufficient for us to meet our current operating plan for at least the twelve-month period following the filing of our March 31, 2019, Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months
	Ended March 31,
	2019	2018
	(in thousands)
Cash used in operating activities	$(20,624)	$(14,952)
Cash provided by investing activities	$8,996	$21,168
Cash provided by financing activities	$1,154	$150

Cash Flows Used In Operating Activities

Cash used in operating activities for the three months ended March 31, 2019, was $20.6 million. Our net loss of $23.7 million was offset in part by non-cash charges of $1.7 million of stock-based compensation and $0.3 million for non-cash lease expense. The change in operating assets and liabilities was primarily related to a $0.5 million increase in the receivables related to our collaboration agreements, $0.4 million in lease payments, and a $2.0 million increase primarily due to the timing of payments for our research and development activities.

Cash used in operating activities for the three months ended March 31, 2018, was $15.0 million. Our net loss of $13.2 million was offset in part by non-cash charges of $1.9 million of stock-based compensation and $0.2 million for depreciation. The change in operating assets and liabilities was primarily related to a $5.2 million decrease in deferred revenue, a $0.7 million increase in the receivable related to our collaboration agreements, and a $2.1 million increase primarily due to the timing of payments for our research and development activities.

Cash Flows Provided By Investing Activities

Cash provided by investing activities was $9.0 million for the three months ended March 31, 2019, and was related to proceeds from the maturity of investments of $23.1 million, partially offset by the purchases of investments of $14.1 million.

Cash provided by investing activities was $21.2 million for the three months ended March 31, 2018, and was mainly related to proceeds from the maturity of investments of $38.0 million, partially offset by the purchases of investments of $16.8 million.

Cash Flows Provided By Financing Activities

Cash provided by financing activities was $1.1 million for the three months ended March 31, 2019, and related to net proceeds received from the issuance of common stock under our ATM program and issuance of common stock upon exercise of stock options.

Cash provided by financing activities was $0.2 million for the three months ended March 31, 2018, related to the issuance of common stock upon the exercise of stock options.

Contractual Obligations and Other Commitments

There have been no material changes to the contractual obligations during the three months ended March 31, 2019, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

During 2018 and the three months ended March 31, 2019, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Please refer to Note 2 to our unaudited condensed consolidated financial statements appearing under Part I, Item 1 for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2019, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2019, management, with the participation of our President and Chief Executive Officer (who serves as our principal executive officer and principal financial officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer concluded that, as of March 31, 2019, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the following risk factors, in addition to the other information contained in this report on Form 10-Q, including our financial statements and related notes and the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this report could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and our growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. The risks relating to our business set forth in our Annual Report on Form 10-K, filed with the SEC, are set forth below and are unchanged substantively as of March 31, 2019, except for those risks designated by an asterisk (*).

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability. *

Since our inception, we have incurred significant operating losses. Our net loss was $54.6 million and $23.7 million for year ended December 31, 2018, and the three months ended March 31, 2019, respectively. As of March 31, 2019, we had an accumulated deficit of $219.9 million. To date, we have financed our operations through sales of our capital stock and payments from the Incyte Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. *

The development and commercialization of new drug products is highly competitive. Research and discoveries by others may result in breakthroughs which may render our products obsolete even before they generate any revenue. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the cancer indications for which we are focusing our product development efforts. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

There are also a number of product candidates in preclinical and clinical development by third parties to treat cancer by targeting cellular metabolism. Our principal competitors in the fields of tumor immunology and/or tumor metabolism include Agios Pharmaceuticals, Inc., Arcus Biosciences, Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, Bayer Pharma AG, Bristol-Myers Squibb Company, Celgene Corporation, Corvus Pharmaceuticals, Inc., CureTech Ltd., Dynavax Technologies Corp., Eisai Co., Ltd., Eli Lilly and Company, Forma Therapeutics Holdings, LLC, GlaxoSmithKline plc, Idera Pharmaceuticals, Inc., Immunomedics Inc., Incyte Corporation, iTeos Therapeutics SA, Merck & Co., Merck KGaA, Nektar Therapeutics, NewLink Genetics Corporation, Novartis International AG, Ono Pharmaceuticals Co., Ltd., Peloton Therapeutics, Inc., Pfizer Inc, Roche Holdings AG and its subsidiary Genentech, Inc., Sprint Bioscience AB, Takeda Pharmaceutical Co., Ltd., TG Therapeutics, Inc. and Xynomic Pharmaceuticals, Inc.

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calithera Biosciences, Inc.

Date: May 9, 2019	By:	/s/ Susan M. Molineaux
Susan M. Molineaux, Ph.D.
President and Chief Executive Officer
(Principal Executive and Principal Financial Officer)

Date: May 9, 2019	By:	/s/ Stephanie Wong
Stephanie Wong
Senior Vice President, Finance and Secretary
(Principal Accounting Officer)