Form 10-Q
period 2019-06-30
Calithera Biosciences, Inc.
filed 2019-08-08
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 2, 2019, the registrant had 53,774,902 shares of common stock, $0.0001 par value per share, outstanding.

Calithera Biosciences, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2019

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Calithera Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$76,792	$51,058
Short-term investments	76,420	85,095
Receivables from collaborations	1,740	1,997
Prepaid expenses and other current assets	1,526	2,102
Total current assets	156,478	140,252
Other assets	284	569
Restricted cash	440	440
Property and equipment, net	1,214	1,464
Operating lease right-of-use asset	7,960	—
Total assets	$166,376	$142,725
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,259	$1,247
Accrued and other liabilities	18,159	13,634
Total current liabilities	19,418	14,881
Noncurrent operating lease liability	7,576	—
Deferred rent	—	1,130
Total liabilities	26,994	16,011
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 200,000 shares authorized as of June 30, 2019, and December 31, 2018; 53,771 and 38,834 shares issued and outstanding as of June 30, 2019, and December 31, 2018, respectively	5	4
Additional paid-in capital	383,419	322,993
Accumulated deficit	(244,080)	(196,170)
Accumulated other comprehensive income (loss)	38	(113)
Total stockholders’ equity	139,382	126,714
Total liabilities and stock and stockholders’ equity	$166,376	$142,725

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Collaboration revenue	$—	$17,065	$—	$22,254
Total revenue	—	17,065	—	22,254
Operating expenses:
Research and development	20,928	17,305	41,167	32,798
General and administrative	3,984	3,498	8,148	7,006
Total operating expenses	24,912	20,803	49,315	39,804
Loss from operations	(24,912)	(3,738)	(49,315)	(17,550)
Interest and other income, net	760	663	1,476	1,269
Net loss	$(24,152)	$(3,075)	$(47,839)	$(16,281)
Net loss per share, basic and diluted	$(0.58)	$(0.09)	$(1.19)	$(0.45)
Weighted average common shares used to compute net loss per share, basic and diluted	41,303	35,874	40,091	35,827

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(24,152)	$(3,075)	$(47,839)	$(16,281)
Other comprehensive gain:
Net unrealized gain on available-for-sale securities	45	75	151	19
Total comprehensive loss	$(24,107)	$(3,000)	$(47,688)	$(16,262)

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Three Months Ended June 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at March 31, 2019	39,083	$4	$325,905	$(219,928)	$(7)	$105,974
Issuance of common stock in connection with public offering, net of underwriting commissions and issuance costs	14,375	1	53,760	—	—	53,761
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	150	—	1,373	—	—	1,373
Exercise of stock options	72	—	208	—	—	208
Issuance of common stock per employee stock plan purchases	91	—	378	—	—	378
Stock-based compensation expense	—	—	1,795	—	—	1,795
Net loss	—	—	—	(24,152)	—	(24,152)
Unrealized gain on available-for-sale securities	—	—	—	—	45	45
Balance at June 30, 2019	53,771	$5	$383,419	$(244,080)	$38	$139,382

	Three Months Ended June 30, 2018
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at March 31, 2018	35,828	$4	$302,937	$(154,748)	$(326)	$147,867
Exercise of stock options	16	—	8	—	—	8
Issuance of common stock per employee stock plan purchases	119	—	370	—	—	370
Stock-based compensation expense	—	—	1,920	—	—	1,920
Net loss	—	—	—	(3,075)	—	(3,075)
Unrealized gain on available-for-sale securities	—	—	—	—	75	75
Balance at June 30, 2018	35,963	$4	$305,235	$(157,823)	$(251)	$147,165

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 31, 2018	38,834	$4	$322,993	$(196,170)	$(113)	$126,714
Issuance of common stock in connection with public offering, net of underwriting commissions and issuance costs	14,375	1	53,760	—	—	53,761
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	393	—	2,523	—	—	2,523
Exercise of stock options	78	—	216	—	—	216
Issuance of common stock per employee stock plan purchases	91	—	378	—	—	378
Stock-based compensation expense	—	—	3,478	—	—	3,478
Cumulative-effect adjustment from adoption of ASU 2018-07 accounting standard on stock compensation	—	—	71	(71)	—	—
Net loss	—	—	—	(47,839)	—	(47,839)
Unrealized gain on available-for-sale securities	—	—	—	—	151	151
Balance at June 30, 2019	53,771	$5	$383,419	$(244,080)	$38	$139,382

	Six Months Ended June 30, 2018
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2017	35,759	$4	$300,906	$(150,333)	$(270)	$150,307
Exercise of stock options	85	—	158	—	—	158
Issuance of common stock per employee stock plan purchases	119	—	370	—	—	370
Stock-based compensation expense	—	—	3,801	—	—	3,801
Cumulative-effect adjustment from adoption of ASC 606 accounting standard on revenue recognition	—	—	—	8,791	—	8,791
Net loss	—	—	—	(16,281)	—	(16,281)
Unrealized gain on available-for-sale securities	—	—	—	—	19	19
Balance at June 30, 2018	35,963	$4	$305,235	$(157,823)	$(251)	$147,165

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows Used In Operating Activities
Net loss	$(47,839)	$(16,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	250	248
Amortization of premiums (discounts) on investments	(444)	5
Stock-based compensation	3,478	3,801
Non-cash lease expense	666	—
Changes in operating assets and liabilities:
Receivables from collaborations	257	(1,369)
Prepaid expenses and other current assets	401	1,246
Other assets	285	(410)
Accounts payable	12	(42)
Accrued liabilities	2,973	595
Lease liability	(713)	—
Deferred revenue	—	(22,254)
Deferred rent, non-current	—	69
Net cash used in operating activities	(40,674)	(34,392)

Cash Flows Provided by Investing Activities
Purchases of investments	(51,030)	(41,349)
Proceeds from maturity of investments	60,300	82,670
Purchases of property and equipment	—	(62)
Net cash provided by investing activities	9,270	41,259

Cash Flows Provided By Financing Activities
Proceeds from issuance of common stock upon public offering, net	54,044	—
Proceeds from issuance of common stock through an at-the-market offering, net	2,500	—
Proceeds from stock option exercises and employee stock plan purchases	594	528
Net cash provided by financing activities	57,138	528

Net increase in cash, cash equivalents, and restricted cash	25,734	7,395
Cash, cash equivalents, and restricted cash at beginning of period	51,498	48,915
Cash, cash equivalents, and restricted cash at end of period	$77,232	$56,310

Supplemental Disclosure of Non-Cash Activities:
Unpaid amounts related to stock issuance and deferred financing costs	$284	$27
Unpaid amounts related to property and equipment purchases	$—	$58

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of June 30, 2019, the statements of operations, comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2019 and 2018, and the statements of cash flows for the six months ended June 30, 2019 and 2018 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three and six-month periods are also unaudited. The results of operations for the  three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The balance sheet as of December 31, 2018 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the Securities and Exchange Commission, or SEC.

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

Investments

All investments have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such designation as of each balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest and other income, net. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest and other income, net.

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

The Company had no contract assets or liabilities as of June 30, 2019, and had no changes in contract assets and liabilities during the six months ended June 30, 2019.

Accrued Research and Development Costs

The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and includes these costs in accrued and other liabilities in the consolidated balance sheets and within research and development expense in the consolidated statements of operations. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed, number of patients enrolled, and the rate of patient enrollments may vary from the Company’s estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations.

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

Recent Accounting Pronouncements

In 2016, the Financial Accounting Standards Board, or FASB, issued ASU 842, which is aimed at making leasing activities more transparent, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability. The ASU was previously required to be applied with a modified retrospective approach to each prior reporting period presented. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, or ASU No. 2018-11. In issuing ASU No. 2018-11, the FASB is permitting another transition method for ASU 2016-02, which allows the transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the ASU on January 1, 2019, using a modified retrospective approach, and elected the transition method, which allowed the Company to record a cumulative adjustment to its accumulated deficit upon adoption. The condensed consolidated financial statements for the three and six -months ended June 30, 2019, are presented under the new standard, while previous periods are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy. The Company elected the practical expedients upon transition to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company also elected the practical expedient for lessees to combine lease and non-lease components for all asset classes, and elected the practical expedient to use hindsight in determining the lease term and in assessing impairment of the Company’s right-of-use assets. Upon adoption, the Company recognized in the condensed consolidated balance sheet an operating lease right-of-use asset and lease liability of approximately $8.6 million and $9.7 million, respectively, and eliminated the previously recorded deferred rent of $1.2 million, related to its facility lease. There was no impact to accumulated deficit upon adoption. Refer to Note 6, Leases, for more information.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which provides transition guidance to entities that elect the fair value option for eligible instruments. These standards are effective for interim and annual periods beginning after December 15, 2019 using a modified retrospective approach with the cumulative effect recognized as an adjustment to retained earnings. A prospective transition approach is required for debt securities that have recognized an other-than-temporary impairment prior to the effective date. The Company is currently evaluating the effect the guidance will have on its financial statements and related disclosures.

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$39,709	$—	$—	$39,709
Corporate notes and commercial paper	—	67,962	—	67,962
U.S. treasury securities	—	31,902	—	31,902
U.S. government agency securities	—	13,496	—	13,496
Total financial assets	$39,709	$113,360	$—	$153,069

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$14,077	$—	$—	$14,077
Corporate notes and commercial paper	—	73,733	—	73,733
U.S. treasury securities	—	20,334	—	20,334
U.S. government agency securities	—	28,072	—	28,072
Total financial assets	$14,077	$122,139	$—	$136,216

4. Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities and restricted cash, consisted of the following (in thousands):

	June 30, 2019				December 31, 2018
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$39,709	$—	$—	$39,709	$14,077	$—	$—	$14,077
Corporate notes and commercial paper	67,960	13	(11)	67,962	73,769	—	(36)	73,733
U.S. treasury securities	31,867	35	—	31,902	20,334	4	(4)	20,334
U.S. government agency securities	13,496	1	(1)	13,496	28,149	—	(77)	28,072
	$153,032	$49	$(12)	$153,069	$136,329	$4	$(117)	$136,216
Classified as:
Cash equivalents				$76,209				$50,681
Short-term investments				76,420				85,095
Restricted cash				440				440
Total cash equivalents, restricted cash and investments				$153,069				$136,216

At June 30, 2019, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of June 30, 2019, unrealized losses on cash equivalents and investments were $12,000 and the losses were deemed to be temporary. The gross unrealized loss that had been in a continuous loss position for 12 months or longer was $0 and $59,000 as of June 30, 2019, and December 31, 2018, respectively.  The Company does not intend to sell its securities that are in an unrealized loss position, and it is unlikely that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be maturity. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis. As of June 30, 2019, the Company had a total of $153.7 million in cash, cash equivalents, restricted cash and short-term investments, which includes $0.6 million in cash and $153.1 million in cash equivalents, restricted cash and investments.

5. Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued clinical and manufacturing expenses	$9,783	$6,316
Accrued payroll and related expenses	3,481	3,529
Collaboration reimbursement advances	2,057	2,467
Current portion of lease liability	1,376	—
Other	1,462	1,322
Total accrued and other liabilities	$18,159	$13,634

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

The Company has a non-cancelable facility lease agreement, or the Lease, for office and laboratory facilities in South San Francisco, California, with a remaining lease term of 4.58 years, through January 2024, and a two-year renewal option prior to expiration. The renewal option to extend the Lease was not considered in the determination of the right-of-use asset or the lease liability for the Lease as the Company did not consider it reasonably certain that it would exercise any such option. The Lease provides that the Company is obligated to pay certain variable costs, including taxes and operating expenses. The Lease is classified as an operating lease. In addition, the Company has a non-cancelable sublease agreement for a portion of its facilities through February 2020. The sublease agreement provides that the subtenant is obligated to pay its share of the variable costs under the Lease. The Company has measured the present value of its lease liability using an estimated incremental borrowing rate of 9%.

The components of net operating lease costs included in the condensed consolidated statement of operations for the three and six months ended June 30, 2019, were as follows (in thousands):

Lease Costs for the Three Months Ended June 30, 2019
Straight-line rent expense related to facility operating lease	$544
Variable rent expense related to operating lease	285
Sublease income	(280)
Variable sublease income	(109)
Net operating lease costs	$440

Lease Costs for the Six Months Ended June 30, 2019
Straight-line rent expense related to facility operating lease	$1,088
Variable rent expense related to operating lease	632
Sublease income	(555)
Variable sublease income	(242)
Net operating lease costs	$923

Cash paid for amounts included in the measurement of the lease liabilities for the three and six months ended June 30, 2019 was $0.6 million and  $1.1 million, respectively, and was included in net cash used in operating activities in the Company’s condensed consolidated statements of cash flows.

Supplemental balance sheet information related to the Company’s operating lease as of June 30, 2019, was as follows (in thousands):

Classification
Assets:
Operating lease right-of-use asset	$7,960
Current Liabilities:
Current portion included in accrued and other liabilities	$1,376
Noncurrent Liabilities:
Noncurrent operating lease liability	$7,576

The maturities of the Company’s lease liability as of June 30, 2019, was as follows (in thousands):

Year ending December 31:
2019 (excluding the six months ended June 30, 2019)	$951
2020	2,342
2021	2,413
2022	2,485
2023	2,560
2024	219
Total lease payments	10,970
Less: interest	(2,018)
Present value of lease liability	$8,952

7. Stockholders’ Equity

Public Offering

In June 2019, the Company entered into an underwriting agreement with SVB Leerink LLC, Wells Fargo Securities, LLC, and William Blair & Company, LLC (collectively, the Underwriters), pursuant to which the Company issued and sold 14,375,000 shares of common stock, including 1,875,000 shares sold pursuant to the Underwriters’ exercise in full of their option to purchase additional shares. The price to the public in the offering was $4.00 per share, and the Underwriters purchased the shares from the Company at a price of $3.76 per share. The net proceeds to the Company from this public offering were approximately $53.8 million, after deducting underwriting discounts and commissions and other offering expenses. As of June 30, 2019, $0.3 million of offering expenses are included in accrued and other liabilities on the balance sheet.

At-the-Market Offering

In August 2017, the Company entered into a sales agreement with Cowen and Company LLC, or Cowen, as sales agent and underwriter, pursuant to which the Company could issue and sell shares of its common stock with an aggregate maximum offering price of $50.0 million under an at-the-market offering program (“ATM program”). The Company will pay Cowen up to 3% of gross proceeds for any common stock sold through the sales agreement. During the six months ended June 30, 2019, the Company sold an aggregate of 392,904 shares at an average price of approximately $6.64 per share for gross proceeds of $2.6 million, resulting in net proceeds of $2.5 million after underwriting fees and offering expenses. As of June 30, 2019, $31.6 million of common stock remained available for sale under the ATM program.

8. Stock Based Compensation

A summary of stock option activity was as follows (in thousands, except weighted-average exercise price and contractual term amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Value Intrinsic
Outstanding — December 31, 2018	4,669	$7.86
Options granted	2,045	$4.80
Options exercised	(78)	$2.78
Options cancelled	(70)	$9.23
Outstanding — June 30, 2019	6,566	$6.95	7.56	$877
Exercisable — June 30, 2019	3,256	$7.97	6.10	$719

Total stock-based compensation expense related to the Company’s 2010 Equity Incentive Plan, 2014 Equity Incentive Plan and the 2014 Employee Stock Purchase Plan was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$1,107	$1,025	$1,886	$2,008
General and administrative	688	895	1,592	1,793
Total stock-based compensation	$1,795	$1,920	$3,478	$3,801

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

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be anti-dilutive were as follows (in thousands):

	June 30,
	2019	2018
Options to purchase common stock	6,566	4,605
Employee stock plan purchases	19	66
Total	6,585	4,671

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

Subsequent to the adoption of ASC 606 on January 1, 2018, the Company determined the transaction price to be $57.0 million, representing the $45.0 million upfront payment and the $12.0 million developmental milestone payment from Incyte that was earned in March 2017. The $57.0 million transaction price was recognized over the performance period, based on the measure of progress toward completion for the combined performance obligation. The measure of progress towards completion was based on the effort of certain employees within the Company who dedicated time to complete the manufacturing services and technology transfer to Incyte. As of June 30, 2018, the manufacturing services and technology transfer to Incyte was completed. For the three and six months ended June 30, 2018, the Company recognized revenue from its collaboration with Incyte totaling $17.1 million and $22.3 million, respectively, related to the completion of the combined performance obligation. No revenue was recognized during the three and six months ended June 30, 2019, related to the Incyte Collaboration Agreement.

Net costs associated with co-development activities performed under the agreement are included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations, with any reimbursement of costs by Incyte reflected as a reduction of such expenses. For the three and six months ended June 30, 2019, net costs (payable to) reimbursable by Incyte were ($0.3) million and $0.5 million, respectively. For the three and six months ended June 30, 2018, net costs reimbursable by Incyte were $1.5 million and $2.6 million, respectively. As of June 30, 2019, and December 31, 2018, the receivable due from Incyte was $1.7 million and $2.0 million, respectively.

Bristol-Myers Squibb and Pfizer Collaboration Agreements

In December 2016, the Company entered into a clinical trial collaboration and supply agreement with Bristol-Myers Squibb, or BMS, to evaluate BMS’s PD-1 inhibitor nivolumab (OPDIVO®) in combination with telaglenastat. In November 2017, the agreement was expanded such that certain development costs would be shared. In July 2019, with the enrollment on the trial complete, the collaboration with Bristol-Myers was discontinued.

In October 2018, the Company entered into a clinical trial collaboration and supply agreement with Pfizer to evaluate Pfizer’s PARP inhibitor talazoparib (Talzenna) and CDK4/6 inhibitor palbociclib (Ibrance), each in combination with telaglenastat.

Under the terms of the clinical collaborations, BMS and Pfizer each provide reimbursement of certain development costs. Costs associated with development activities performed under the clinical collaborations are included in research and development expenses in the accompanying consolidated statements of operations, with any reimbursements of costs reflected as a reduction of such expenses. For the three and six months ended June 30, 2019, and June 2018, net costs reimbursed and reimbursable by BMS and Pfizer were not material to the condensed consolidated financial statements.

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division, or Symbioscience, under which the Company has been granted the exclusive, worldwide license to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare, or the Symbioscience License

Agreement. There were no expenses related to its licensing arrangement with Mars Symbioscience recorded in the three and six months ended June 30, 2019 or 2018.

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

Currently we have four product candidates in our development pipeline. Our product candidate telaglenastat is an oral inhibitor of glutaminase, a critical enzyme in tumor cells that controls utilization of the nutrient glutamine. Telaglenastat takes advantage of the pronounced dependency many cancers have on the nutrient glutamine for growth and survival. Telaglenastat is a novel, selective glutaminase inhibitor that blocks glutamine consumption in tumor cells and demonstrates synergistic antitumor effects with multiple anticancer therapies in preclinical studies. The telaglenastat development program includes two Phase 2 randomized double blind, placebo-controlled clinical trials of telaglenastat for the treatment of renal cell carcinoma, or RCC. We recently reported the top-line results of the randomized, double blind, placebo-controlled ENTRATA study of telaglenastat, which met its primary endpoint. ENTRATA provides the first clinical proof of concept for telaglenastat in a randomized trial. Telaglenastat is also being evaluated in a large randomized double blind, placebo-controlled trial called CANTATA in approximately 400 patients with RCC. Top-line results are expected from this potential registration trial in the second half of 2020. Our product candidate, INCB001158, also known as CB-1158, is an oral inhibitor of arginase, an enzyme that depletes the amino acid arginine, a key metabolic nutrient for T-cells. INCB001158 is being co-developed with Incyte Corporation, or Incyte, for oncology and hematology indications, and is currently being evaluated in Phase 1/2 trials as a monotherapy and in combination with other anti-cancer agents. Data from INCB001158 is expected to be presented at the European Society for Medical Oncology 2019 Congress in September 2019. Arginase inhibitors also have potential in the treatment of cystic fibrosis; accordingly, we have selected CB-280, a unique oral arginase inhibitor, to enter clinical trials in cystic fibrosis patients. In February 2019, we initiated a Phase 1 trial to evaluate the safety, tolerability and pharmacokinetic profile of oral CB-280 in healthy volunteers. We anticipate completion of this study in 2019. Our candidate CB-708 targets CD73, an enzyme in the tumor microenvironment that produces adenosine, a powerful inhibitor of immune function in tumors. We anticipate that our oral CD73 inhibitor will also enter the clinic in 2019.

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

We are currently developing telaglenastat in combination with standard therapies in a select set of solid tumors. Our primary focus is in RCC where we are currently evaluating telaglenastat in a large randomized Phase 2 potential registration trial and multiple non-randomized combination trials. Because of the recent progress in developing new therapies for the treatment of patients today, the RCC market, according to market research, is expected to grow significantly, from over $2 billion to $7 billion in 2025.

In March 2019, we initiated a Phase 1/2 clinical trial of telaglenastat in combination with Pfizer’s poly adenosine disphosphate ribose polymerase (PARP) inhibitor talazoparib in patients with solid tumors. In July 2019 we initiated a trial of the combination of telaglenastat plus the CDK 4/6 inhibitor palbociclib in patients with KRAS mutated colorectal cancer, or CRC, and KRAS mutated non-small cell lung carcinoma, or NSCLC. The trials in combination with palbociclib and talazoparib are part of a clinical collaboration with Pfizer, announced in October 2018, in which Pfizer will provide palbociclib and talazoparib, as well as financial support.

Telaglenastat Evaluation in Renal Cell Carcinoma

The telaglenastat development program includes two Phase 2 randomized double blind, placebo-controlled clinical trials of telaglenastat for the treatment of RCC. The ENTRATA trial (NCT03163667) is a Phase 2 randomized, double blind trial designed to evaluate the safety and efficacy of telaglenastat in combination with everolimus versus placebo with everolimus in patients with advanced clear cell RCC who have been treated with at least two prior lines of systemic therapy, including at least one VEGFR-targeted tyrosine kinase inhibitor (TKI). Patients were randomized in a 2:1 ratio. The trial opened for enrollment in August 2017 and completed enrollment in January 2019. The trial enrolled 69 patients at multiple centers in the United States.

In June 2019, we presented top-line results from the ENTRATA trial. Patients enrolled were heavily pre-treated with a median of three prior lines of therapy for advanced metastatic disease including 70% with two or more prior TKIs, and 68% with intermediate/poor MSKCC prognostic score. Eighty-eight percent of patients received prior PD-1/PD-L1 therapy. Telaglenastat, when added to everolimus, doubled the median progression-free survival, or PFS, to 3.8 months as compared to 1.9 months for everolimus alone and reduced the risk of disease progression or death by 36% (HR=0.64, p=0.079 one-sided). The primary endpoint of the trial was PFS per investigator assessment with a predetermined threshold of p≤0.2 one-sided. The secondary endpoint of overall survival is not yet mature.

Frequency of all-grade adverse events in the telaglenastat-containing arm were comparable to that of everolimus alone. Grade 3 or higher adverse events occurred in 80.4% of patients in the telaglenastat plus everolimus arm versus 60.9% in the everolimus plus placebo arm. The most frequently reported Grade ≥3 adverse events in the treatment versus control arms, respectively, were anemia (17.4% vs. 17.4%), pneumonia (6.5% vs. 4.3%), abdominal pain (6.5% vs. 0%), thrombocytopenia (6.5% vs. 0%), and fatigue (4.3% vs. 8.7%). Adverse events leading to discontinuation of any study drug were comparable (28.3% vs. 30.4%). We intend to present the data at an upcoming medical meeting.

Telaglenastat is also being investigated in the CANTATA trial (NCT03428217), which will enroll approximately 400 patients and is designed with registrational intent. It is a global, randomized, double-blind trial designed to evaluate the safety and efficacy of telaglenastat in combination with cabozantinib versus placebo with cabozantinib in patients with advanced clear cell RCC who have been treated with one or two prior lines of systemic therapy. The primary endpoint is PFS by blinded independent review, and a key secondary endpoint is overall survival. Patients will be stratified by International Metastatic Renal Cell Carcinoma Database Consortium, or IMDC, risk category and prior treatment with anti-PD(L)1 therapy. The study has 85% power to show a 31% improvement in progression free survival. In support of the CANTATA trial, Exelixis, Inc. has entered into a material supply agreement with us for cabozantinib. The U.S. Food and Drug Administration, or FDA, has granted Fast Track designation to telaglenastat in combination with cabozantinib, for the treatment of patients with metastatic RCC who have received one or two prior lines of therapy, including at least one vascular endothelial growth factor tyrosine kinase inhibitor or the combination of nivolumab and ipilimumab. Release of top-line results from the CANTATA trial is expected in the second half of 2020.

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

In November 2017, we presented initial data from the ongoing study of five patient cohorts. The study enrolled three cohorts of patients who had received a checkpoint inhibitor (PD-1/PD-L1) in the most recent line of therapy. Among 16 evaluable melanoma patients, all of whom were progressing on a checkpoint inhibitor at study entry, one patient achieved a complete response and two patients achieved partial responses. The overall response rate in this cohort was 19%, and the overall disease control rate was 44%. Among six evaluable NSCLC patients, all of whom were progressing on a checkpoint inhibitor at study entry, 67% experienced stable disease. Among eight evaluable RCC patients, 75% were progressing and 25% had stable disease at study entry. Stable disease was achieved in 75%, all of whom were progressing on a checkpoint inhibitor at study entry. The study enrolled one cohort of RCC patients who had received a checkpoint inhibitor in any prior line of therapy, but never achieved a response to checkpoint therapy. Among seven evaluable checkpoint inhibitor experienced RCC patients with a median of four prior lines of therapy, 57% experienced stable disease. The study enrolled another cohort of RCC patients who were previously treated with VEGF inhibiting therapy and were naïve to checkpoint inhibitors. Among 19 evaluable checkpoint inhibitor naïve RCC patients, four patients (21%) achieved a partial response and disease control rate was 74%. An analysis of all safety evaluable patients demonstrated that telaglenastat was well tolerated when combined with nivolumab in melanoma, RCC and NSCLC patients. During dose escalation of the combination therapy, there was one report of dose limiting Grade 3 ALT increase; however, no maximum tolerated dose was reported. The majority of adverse events reported have been mild to moderate with the most common being fatigue, nausea and photophobia. With 3.7% immune-related adverse events Grade ≥ 3, the data suggest there was no apparent increase in the rate or severity of immune related events compared to historical rates. In July, with the enrollment on the trial complete, the collaboration with Bristol-Myers Squibb was discontinued. The totality of the data has informed us towards future development and an additional trial of telaglenastat in combination with a PD-1 inhibitor is being designed.

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

Additional Development Opportunities

Telaglenastat is the subject of a number of additional investigator-sponsored clinical trials. Phase 2 trials are ongoing and recruiting patients in patients with RAS wild-type CRC and myelodysplastic syndrome (MDS). An additional investigator trial of telaglenastat in combination with niraparib for the treatment of patients with platinum resistant BRCA-wild type ovarian cancer patients is also open for enrollment.

Telaglenastat is also available under NIH/NCI Cancer Therapy Evaluation Program (CTEP) collaborative agreement for clinical and non-clinical studies. A Phase 1/2 trial sponsored by CTEP of telaglenastat in combination with osimertinib for the treatment of patients with EGFR-mutated Stage IV non-small cell lung cancer, and a Phase I trial of telaglenastat for the treatment of patients with IDH mutant astrocytoma have recently opened. In addition a CTEP trial of telaglenastat in combination with carfilzomib and dexamethasone for the treatment of multiple myeloma is ongoing. CTEP plans to initiate an additional trial of telaglenastat for the treatment of soft tissue sarcoma; the study design is currently being finalized.

INCB001158

Our product candidate INCB001158, which is a potent and selective orally bioavailable inhibitor of the enzyme arginase, was discovered by us and is being co-developed with Incyte. Arginase depletes arginine, a nutrient that is critical for the activation and proliferation of the body’s cancer-fighting immune cells, such as cytotoxic T-cells and natural killer (NK)-cells. During normal activation of the immune system, arginase, which is expressed by suppressive myeloid immune cells, plays an important role in halting T-cell proliferation. But in many tumors, including lung, gastrointestinal, bladder, renal cancer, squamous cell cancer of the head and neck, and acute myeloid leukemia, arginase-expressing myeloid cells accumulate and maintain an immunosuppressive environment, blocking the ability of T-cells and NK-cells to kill cancer cells. We believe that inhibitors of arginase can promote an anti-tumor immune response by restoring arginine levels, thereby allowing activation of the body’s own immune cells, including cytotoxic T-cells and NK-cells. INCB001158 is currently being evaluated in Phase 1/2 solid tumor clinical trials. Data from INCB001158 is expected to be presented at the European Society for Medical Oncology 2019 Congress in September 2019.

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

Two additional Phase 1/2 trials are planned. One will be evaluating the safety and anti-tumor activity of INCB001158 in combination with daratumumab compared to daratumumab alone in refractory multiple myeloma patients (NCT03837509). The other will be evaluating the safety and pharmacokinetics of INCB001158 alone and in combination with INCMGA00012, an experimental PD-1 inhibitor (NCT03910530).

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

The largest component of our total operating expenses has historically been our investment in research and development activities including the clinical development of our product candidates. We allocate to research and development expenses the salaries, benefits, stock-based compensation expense, and indirect costs of our clinical and preclinical programs on a program-specific basis, and we include these costs in the program-specific expenses. The following table shows our research and development expenses for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Development:
Telaglenastat (CB-839)	$13,524	$12,045	$27,127	$23,304
INCB001158	3,109	1,583	5,859	3,219
CB-280	1,337	607	2,337	607
Total development	17,970	14,235	35,323	27,130
Preclinical and research:
Preclinical and research	2,958	3,070	5,844	5,668
Total Research and Development	$20,928	$17,305	$41,167	$32,798

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

	Three Months
	Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Revenue:
Collaboration revenue	$—	$17,065	$(17,065)	-100%
Total revenue	—	17,065	(17,065)	-100%
Operating expenses:
Research and development	20,928	17,305	3,623	21%
General and administrative	3,984	3,498	486	14%
Total operating expenses	24,912	20,803	4,109	20%
Loss from operations	(24,912)	(3,738)	(21,174)	566%
Interest and other income, net	760	663	97	15%
Net loss	$(24,152)	$(3,075)	$(21,077)	685%

Collaboration Revenue.    Collaboration revenue decreased from $17.1 million for the three months ended June 30, 2018, to $0 for the three months ended June 30, 2019, or 100%. The decrease related to the satisfaction of our and Incyte’s combined performance obligation under the Incyte Collaboration Agreement, for which revenue recognized in each period was determined based on the measure of progress toward the completion of the manufacturing services and technology transfer to Incyte, which occurred in June of 2018. Refer to Item 1, Notes to condensed consolidated financial statements, Notes 2 and 10, for further information on the Incyte Collaboration Agreement.

Research and Development.    Research and development expenses increased $3.6 million, or 21%, from $17.3 million for the three months ended June 30, 2018 to $20.9 million for the three months ended June 30, 2019. The increase of $3.6 million was due to a $1.5 million increase in the telaglenastat program, including for our CANTATA trial, an increase of $1.5 million in the INCB001158 program, and an increase of $0.7 million in the CB-280 program, partially offset by a decrease of $0.1 million for investment in our early stage research programs.

General and Administrative.  General and administrative expenses increased $0.5 million, or 14%, from $3.5 million for the three months ended June 30, 2018, to $4.0 million for the three months ended June 30, 2019, primarily related to higher professional costs mainly for legal and accounting services.

Interest and Other Income, net.    Interest and other income, net increased $0.1 million, from $0.7 million for the three months ended June 30, 2018 to $0.8 million for the three months ended June 30, 2019. The increase of $0.1 million was related to the gain on the sublease of our facility.

Comparison of the Six Months Ended June 30, 2019 and 2018

	Six Months
	Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Revenue:
Collaboration revenue	$—	$22,254	$(22,254)	-100%
Total revenue	—	22,254	(22,254)	-100%
Operating expenses:
Research and development	41,167	32,798	8,369	26%
General and administrative	8,148	7,006	1,142	16%
Total operating expenses	49,315	39,804	9,511	24%
Loss from operations	(49,315)	(17,550)	(31,765)	181%
Interest and other income, net	1,476	1,269	207	16%
Net loss	$(47,839)	$(16,281)	$(31,558)	194%

Collaboration Revenue.    Collaboration revenue decreased from $22.3 million for the six months ended June 30, 2018, to $0 for the six months ended June 30, 2019, or 100%. The decrease related to the satisfaction of our and Incyte’s combined performance obligation under the Incyte Collaboration Agreement, for which revenue recognized in each period was determined based on the measure of progress toward the completion of the manufacturing services and technology transfer to Incyte, which occurred in June of 2018. Refer to Item 1, Notes to condensed consolidated financial statements, Notes 2 and 10, for further information on the Incyte Collaboration Agreement.

Research and Development.    Research and development expenses increased $8.4 million, or 26%, from $32.8 million for the six months ended June 30, 2018 to $41.2 million for the six months ended June 30, 2019. The increase of $8.4 million was due to a $3.8 million increase in the telaglenastat program, including for our CANTATA trial, an increase of $2.7 million in the INCB001158 program, an increase of $1.7 million in the CB-280 program, and an increase of $0.2 million for investment in our early stage research programs.

General and Administrative.    General and administrative expenses increased $1.1 million, or 16%, from $7.0 million for the six months ended June 30, 2018 to $8.1 million for the six months ended June 30, 2019. The increase of $1.1 million was primarily related to $0.7 million higher professional services costs mainly for legal and accounting services, and $0.4 million in higher personnel-related costs, primarily from higher headcount, salary increases, as well as severance payments to a former employee.

Interest and Other Income, net.    Interest and other income, net increased $0.2 million, from $1.3 million for the six months ended June 30, 2018 to $1.5 million for the six months ended June 30, 2019. The increase of $0.2 million was due to $0.1 million in higher interest income generated from higher returns on our investments, partially offset by lower cash equivalents and investment balances compared to the 2018 period, and a $0.1 million increase related to the gain on the sublease of our facility.

Liquidity and Capital Resources

As of June 30, 2019, we had cash, cash equivalents and short-term investments totaling $153.2 million. Our operations have been financed by net proceeds from the sale of shares of our capital stock and payments from the Incyte Collaboration Agreement.

In August 2017, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock. As of June 30, 2019, $174.1 million of our common stock remained available for sale, of which up to $31.6 million may be issued and sold pursuant to an at-the-market offering program for sales of our common stock under a sales agreement with Cowen and Company, LLC, subject to certain conditions as specified in the sales agreement.

In June 2019, we sold 14,375,000 shares of common stock pursuant to an underwriting agreement with SVB Leerink LLC, Wells Fargo Securities, LLC, and William Blair & Company, LLC at a public offering price of $4.00 per share for gross proceeds of $57.5 million, resulting in net proceeds to $53.8 million after deducting underwriting fees and offering expenses.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and investments as of June 30, 2019, will be sufficient for us to meet our current operating plan for at least the twelve-month period following the filing of our June 30, 2019, Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months
	Ended June 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(40,674)	$(34,392)
Cash provided by investing activities	$9,270	$41,259
Cash provided by financing activities	$57,138	$528

Cash Flows Used In Operating Activities

Cash used in operating activities for the six months ended June 30, 2019 was $40.7 million. Our net loss of $47.8 million was offset in part by non-cash charges of $3.5 million of stock-based compensation, ($0.2) million for depreciation and amortization, and $0.7 million for non-cash lease expense. The $3.2 million change in operating assets and liabilities primarily related to the timing of payments for our research and development activities and a $0.7 million decrease in our lease liability.

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

Cash Flows Provided By Investing Activities

Cash provided by investing activities was $9.3 million for the six months ended June 30, 2019 and was related to proceeds from the maturity of investments of $60.3 million, partially offset by the purchases of investments of $51.0 million.

Cash provided by investing activities was $41.3 million for the six months ended June 30, 2018 and was related to proceeds from the maturity of investments of $82.7 million, partially offset by the purchases of investments of $41.3 million and property and equipment of $0.1 million.

Cash Flows Provided By Financing Activities

Cash provided by financing activities was $57.1 million for the six months ended June 30, 2019 and was related to $54.0 million in net proceeds from the sale and issuance of common stock related to our public offering, $2.5 million in net proceeds from the issuance of common stock through our ATM program, and $0.6 million related to the issuance of common stock upon the exercise of stock options and from employee stock plan purchases.

Cash provided by financing activities was $0.5 million for the six months ended June 30, 2018 and related to the issuance of common stock upon the exercise of stock options and from employee stock plan purchases.

Contractual Obligations and Other Commitments

There have been no material changes to the contractual obligations during the six months ended June 30, 2019, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

During 2018 and the six months ended June 30, 2019, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Please refer to Note 2 to our unaudited condensed consolidated financial statements appearing under Part I, Item 1 for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2019, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2019, management, with the participation of our President and Chief Executive Officer (who serves as our principal executive officer and principal financial officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer concluded that, as of June 30, 2019, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the following risk factors, in addition to the other information contained in this report on Form 10-Q, including our financial statements and related notes and the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this report could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and our growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. The risks relating to our business set forth in our Annual Report on Form 10-K, filed with the SEC, are set forth below and are unchanged substantively as of June 30, 2019, except for those risks designated by an asterisk (*).

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability. *

Since our inception, we have incurred significant operating losses. Our net loss was $54.6 million and $47.8 million for year ended December 31, 2018, and the six months ended June 30, 2019, respectively. As of June 30, 2019, we had an accumulated deficit of $244.1 million. To date, we have financed our operations through sales of our capital stock and payments from the Incyte Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

There are also a number of product candidates in preclinical and clinical development by third parties to treat cancer by targeting cellular metabolism. Our principal competitors in the fields of tumor immunology and/or tumor metabolism include Agios Pharmaceuticals, Inc., Arcus Biosciences, Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, Bayer Pharma AG, Bristol-Myers

Squibb Company, Celgene Corporation, Corvus Pharmaceuticals, Inc., CureTech Ltd., Dynavax Technologies Corp., Eisai Co., Ltd., Eli Lilly and Company, Forma Therapeutics Holdings, LLC, GlaxoSmithKline plc, Idera Pharmaceuticals, Inc., Immunomedics Inc., Incyte Corporation, Ipsen, iTeos Therapeutics SA, Merck & Co., Merck KGaA, Nektar Therapeutics, NewLink Genetics Corporation, Novartis International AG, Ono Pharmaceuticals Co., Ltd., Peloton Therapeutics, Inc., Pfizer Inc, Roche Holdings AG and its subsidiary Genentech, Inc., Sprint Bioscience AB, Takeda Pharmaceutical Co., Ltd., TG Therapeutics, Inc. and Xynomic Pharmaceuticals, Inc.

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calithera Biosciences, Inc.

Date: August 8, 2019	By:	/s/ Susan M. Molineaux
Susan M. Molineaux, Ph.D.
President and Chief Executive Officer
(Principal Executive and Principal Financial Officer)

Date: August 8, 2019	By:	/s/ Stephanie Wong
Stephanie Wong
Senior Vice President, Finance and Secretary
(Principal Accounting Officer)