Form 10-Q
period 2019-09-30
Calithera Biosciences, Inc.
filed 2019-11-12
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 8, 2019, the registrant had 53,775,304 shares of common stock, $0.0001 par value per share, outstanding.

Calithera Biosciences, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2019

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Calithera Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$21,661	$51,058
Short-term investments	111,933	85,095
Receivables from collaborations	1,712	1,997
Prepaid expenses and other current assets	1,492	2,102
Total current assets	136,798	140,252
Other assets	361	569
Restricted cash	440	440
Property and equipment, net	1,106	1,464
Operating lease right-of-use asset	7,614	—
Total assets	$146,319	$142,725
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$713	$1,247
Accrued and other liabilities	17,792	13,634
Total current liabilities	18,505	14,881
Noncurrent operating lease liability	7,155	—
Deferred rent	—	1,130
Total liabilities	25,660	16,011
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 200,000 shares authorized as of September 30, 2019, and December 31, 2018; 53,775 and 38,834 shares issued and outstanding as of September 30, 2019, and December 31, 2018, respectively	5	4
Additional paid-in capital	384,962	322,993
Accumulated deficit	(264,373)	(196,170)
Accumulated other comprehensive income (loss)	65	(113)
Total stockholders’ equity	120,659	126,714
Total liabilities and stockholders’ equity	$146,319	$142,725

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Collaboration revenue	$—	$—	$—	$22,254
Total revenue	—	—	—	22,254
Operating expenses:
Research and development	17,221	16,420	58,388	49,218
General and administrative	3,906	3,087	12,054	10,093
Total operating expenses	21,127	19,507	70,442	59,311
Loss from operations	(21,127)	(19,507)	(70,442)	(37,057)
Interest and other income, net	834	658	2,310	1,927
Net loss	$(20,293)	$(18,849)	$(68,132)	$(35,130)
Net loss per share, basic and diluted	$(0.38)	$(0.52)	$(1.52)	$(0.98)
Weighted average common shares used to compute net loss per share, basic and diluted	53,775	36,405	44,703	36,021

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(20,293)	$(18,849)	$(68,132)	$(35,130)
Other comprehensive gain:
Net unrealized gain on available-for-sale securities	27	77	178	96
Total comprehensive loss	$(20,266)	$(18,772)	$(67,954)	$(35,034)

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Three Months Ended September 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at June 30, 2019	53,771	$5	$383,419	$(244,080)	$38	$139,382
Exercise of stock options	4	—	13	—	—	13
Stock-based compensation expense	—	—	1,530	—	—	1,530
Net loss	—	—	—	(20,293)	—	(20,293)
Unrealized gain on available-for-sale securities	—	—	—	—	27	27
Balance at September 30, 2019	53,775	$5	$384,962	$(264,373)	$65	$120,659

	Three Months Ended September 30, 2018
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at June 30, 2018	35,963	$4	$305,235	$(157,822)	$(251)	$147,166
Exercise of stock options	40	—	89	—	—	89
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	1,201	—	5,611	—	—	5,611
Stock-based compensation expense	—	—	1,816	—	—	1,816
Net loss	—	—	—	(18,849)	—	(18,849)
Unrealized gain on available-for-sale securities	—	—	—	—	77	77
Balance at September 30, 2018	37,204	$4	$312,751	$(176,671)	$(174)	$135,910

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Nine Months Ended September 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 31, 2018	38,834	$4	$322,993	$(196,170)	$(113)	$126,714
Issuance of common stock in connection with public offering, net of underwriting commissions and issuance costs	14,375	1	53,760	—	—	53,761
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	393	—	2,523	—	—	2,523
Exercise of stock options	82	—	229	—	—	229
Issuance of common stock per employee stock plan purchases	91	—	378	—	—	378
Stock-based compensation expense	—	—	5,008	—	—	5,008
Cumulative-effect adjustment from adoption of ASU 2018-07 accounting standard on stock compensation	—	—	71	(71)	—	—
Net loss	—	—	—	(68,132)	—	(68,132)
Unrealized gain on available-for-sale securities	—	—	—	—	178	178
Balance at September 30, 2019	53,775	$5	$384,962	$(264,373)	$65	$120,659

	Nine Months Ended September 30, 2018
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2017	35,759	$4	$300,906	$(150,333)	$(270)	$150,307
Exercise of stock options	125	—	247	—	—	247
Issuance of common stock per employee stock plan purchases	118	—	370	—	—	370
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	1,202	—	5,611	—	—	5,611
Stock-based compensation expense	—	—	5,617	—	—	5,617
Cumulative-effect adjustment from adoption of ASC 606 accounting standard on revenue recognition	—	—	—	8,792	—	8,792
Net loss	—	—	—	(35,130)	—	(35,130)
Unrealized gain on available-for-sale securities	—	—	—	—	96	96
Balance at September 30, 2018	37,204	$4	$312,751	$(176,671)	$(174)	$135,910

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows Used in Operating Activities
Net loss	$(68,132)	$(35,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	366	375
Amortization of premiums on investments	(730)	(124)
Stock-based compensation	5,008	5,617
Non-cash lease expense	1,012	—
Changes in operating assets and liabilities:
Receivables from collaborations	285	(667)
Prepaid expenses and other current assets	435	1,179
Other assets	208	(617)
Accounts payable	(534)	(563)
Accrued liabilities	2,813	1,164
Lease liability	(1,081)	—
Deferred revenue	—	(22,254)
Deferred rent, non-current	—	66
Net cash used in operating activities	(60,350)	(50,954)

Cash Flows (Used in) Provided by Investing Activities
Purchases of investments	(127,980)	(47,292)
Proceeds from sale and maturity of investments	102,050	104,870
Purchases of property and equipment	(8)	(184)
Net cash (used in) provided by investing activities	(25,938)	57,394

Cash Flows Provided by Financing Activities
Proceeds from issuance of common stock upon public offering, net	53,760	—
Proceeds from issuance of common stock through an at-the-market offering, net	2,523	5,603
Proceeds from stock option exercises and employee stock plan purchases	608	617
Net cash provided by financing activities	56,891	6,220

Net (decrease) increase in cash, cash equivalents, and restricted cash	(29,397)	12,660
Cash, cash equivalents, and restricted cash at beginning of period	51,498	48,915
Cash, cash equivalents, and restricted cash at end of period	$22,101	$61,575

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of September 30, 2019, the statements of operations, comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2019 and 2018, and the statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three and nine-month periods are also unaudited. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The balance sheet as of December 31, 2018 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the Securities and Exchange Commission, or SEC.

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

The Company had no contract assets or liabilities as of September 30, 2019, and had no changes in contract assets and liabilities during the nine months ended September 30, 2019.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In 2016, the Financial Accounting Standards Board, or FASB, issued ASU 842, which is aimed at making leasing activities more transparent, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability. The ASU was previously required to be applied with a modified retrospective approach to each prior reporting period presented. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, or ASU No. 2018-11. In issuing ASU No. 2018-11, the FASB is permitting another transition method for ASU 2016-02, which allows the transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the ASU on January 1, 2019, using a modified retrospective approach, and elected the transition method, which allowed the Company to record a cumulative adjustment to its accumulated deficit upon adoption. The condensed consolidated financial statements for the three and nine-months ended September 30, 2019, are presented under the new standard, while previous periods are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy. The Company elected the practical expedients upon transition to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company also elected the practical expedient for lessees to combine lease and non-lease components for all asset classes, and elected the practical expedient to use hindsight in determining the lease term and in assessing impairment of the Company’s right-of-use assets. Upon adoption, the Company recognized in the condensed consolidated balance sheet an operating lease right-of-use asset and lease liability of approximately $8.6 million and $9.7 million, respectively, and eliminated the previously recorded deferred rent of $1.2 million, related to its facility lease. There was no impact to accumulated deficit upon adoption. Refer to Note 6, Leases, for more information.

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

Accounting Guidance Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which provides transition guidance to entities that elect the fair value option for eligible instruments. These standards are effective for interim and annual periods beginning after December 15, 2019, using a modified retrospective approach with the cumulative effect recognized as an adjustment to retained earnings. A prospective transition approach is required for debt securities that have recognized an other-than-temporary impairment prior to the effective date. For the Company’s receivables from collaborations and certain other financial instruments, the Company will be required to use a forward-looking “expected” credit loss model instead of the existing “incurred” credit loss model, which will generally result in earlier recognition of allowances for credit losses. The Company is currently evaluating the effect the guidance will have, but does not anticipate ASU 2016-13 will have a material impact on its financial statements or disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s disclosures.

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that were measured on a recurring basis (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$12,782	$—	$—	$12,782
Corporate notes and commercial paper	—	53,508	—	53,508
U.S. treasury securities	—	61,203	—	61,203
U.S. government agency securities	—	5,810	—	5,810
Total financial assets	$12,782	$120,521	$—	$133,303

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$14,077	$—	$—	$14,077
Corporate notes and commercial paper	—	73,733	—	73,733
U.S. treasury securities	—	20,334	—	20,334
U.S. government agency securities	—	28,072	—	28,072
Total financial assets	$14,077	$122,139	$—	$136,216

4. Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities and restricted cash, consisted of the following (in thousands):

	September 30, 2019				December 31, 2018
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$12,782	$—	$—	$12,782	$14,077	$—	$—	$14,077
Corporate notes and commercial paper	53,481	29	(2)	53,508	73,769	—	(36)	73,733
U.S. treasury securities	61,166	37	—	61,203	20,334	4	(4)	20,334
U.S. government agency securities	5,809	1	—	5,810	28,149	—	(77)	28,072
	$133,238	$67	$(2)	$133,303	$136,329	$4	$(117)	$136,216
Classified as:
Cash equivalents				$20,930				$50,681
Short-term investments				111,933				85,095
Restricted cash				440				440
Total cash equivalents, restricted cash and investments				$133,303				$136,216

At September 30, 2019, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of September 30, 2019, unrealized losses on cash equivalents and investments were $2,000 and the losses were deemed to be temporary. The gross unrealized loss that had been in a continuous loss position for 12 months or longer was $0 and $59,000 as of September 30, 2019, and December 31, 2018, respectively. The Company does not intend to sell its securities that are in an unrealized loss position, and it is unlikely that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be maturity. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis. As of September 30, 2019, the Company had a total of $134.0 million in cash, cash equivalents, restricted cash and short-term investments, which includes $0.7 million in cash and $133.3 million in cash equivalents, restricted cash and investments.

5. Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued clinical and manufacturing expenses	$8,692	$6,316
Accrued payroll and related expenses	4,390	3,529
Collaboration reimbursement advances	1,787	2,467
Current portion of lease liability	1,429	—
Other	1,494	1,322
Total accrued and other liabilities	$17,792	$13,634

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

The Company has a non-cancelable facility lease agreement, or the Lease, for office and laboratory facilities in South San Francisco, California, with a remaining lease term of 4.34 years, through January 2024, and a two-year renewal option prior to expiration. The renewal option to extend the Lease was not considered in the determination of the right-of-use asset or the lease liability for the Lease as the Company did not consider it reasonably certain that it would exercise any such option. The Lease provides that the Company is obligated to pay certain variable costs, including taxes and operating expenses. The Lease is classified as an operating lease. In addition, the Company has a non-cancelable sublease agreement for a portion of its facilities through February 2020. The sublease agreement provides that the subtenant is obligated to pay its share of the variable costs under the Lease. The Company has measured the present value of its lease liability using an estimated incremental borrowing rate of 9%.

The components of net operating lease costs included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2019, were as follows (in thousands):

Lease Costs for the Three Months Ended September 30, 2019
Straight-line rent expense related to facility operating lease	$544
Variable rent expense related to operating lease	347
Sublease income	(280)
Variable sublease income	(133)
Net operating lease costs	$478

Lease Costs for the Nine Months Ended September 30, 2019
Straight-line rent expense related to facility operating lease	$1,633
Variable rent expense related to operating lease	979
Sublease income	(835)
Variable sublease income	(376)
Net operating lease costs	$1,401

Cash paid for amounts included in the measurement of the lease liabilities for the three and nine months ended September 30, 2019, was $0.6 million and $1.7 million, respectively, and was included in net cash used in operating activities in the Company’s condensed consolidated statements of cash flows.

Supplemental balance sheet information related to the Company’s operating lease as of September 30, 2019, was as follows (in thousands):

Classification
Assets:
Operating lease right-of-use asset	$7,614
Current Liabilities:
Current portion included in accrued and other liabilities	$1,429
Noncurrent Liabilities:
Noncurrent operating lease liability	$7,155

The maturities of the Company’s lease liability as of September 30, 2019, was as follows (in thousands):

Year ending December 31:
2019 (excluding the nine months ended September 30, 2019)	$383
2020	2,342
2021	2,413
2022	2,485
2023	2,560
2024	219
Total lease payments	10,402
Less: interest	(1,818)
Present value of lease liability	$8,584

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

At-the-Market Offering

In August 2017, the Company entered into a sales agreement with Cowen and Company LLC, or Cowen, as sales agent and underwriter, pursuant to which the Company could issue and sell shares of its common stock with an aggregate maximum offering price of $50.0 million under an at-the-market offering program, or ATM program. The Company will pay Cowen up to 3% of gross proceeds for any common stock sold through the sales agreement. During the nine months ended September 30, 2019, the Company sold an aggregate of 392,904 shares at an average price of approximately $6.64 per share for gross proceeds of $2.6 million, resulting in net proceeds of $2.5 million after underwriting fees and offering expenses. As of September 30, 2019, $31.6 million of common stock remained available for sale under the ATM program.

8. Stock-Based Compensation

A summary of stock option activity was as follows (in thousands, except weighted-average exercise price and contractual term amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Value Intrinsic
Outstanding — December 31, 2018	4,669	$7.86
Options granted	2,139	$4.74
Options exercised	(82)	$2.81
Options cancelled	(70)	$9.23
Outstanding — September 30, 2019	6,656	$6.90	7.35	$177
Exercisable — September 30, 2019	3,450	$7.90	5.95	$177

Total stock-based compensation expense related to the Company’s 2010 Equity Incentive Plan, 2014 Equity Incentive Plan and the 2014 Employee Stock Purchase Plan was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$832	$1,013	$2,718	$3,021
General and administrative	698	803	2,290	2,596
Total stock-based compensation	$1,530	$1,816	$5,008	$5,617

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

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be anti-dilutive were as follows (in thousands):

	September 30,
	2019	2018
Options to purchase common stock	6,656	4,534
Employee stock plan purchases	74	116
Total	6,730	4,650

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

Subsequent to the adoption of ASC 606 on January 1, 2018, the Company determined the transaction price to be $57.0 million, representing the $45.0 million upfront payment and the $12.0 million developmental milestone payment from Incyte that was earned in March 2017. The $57.0 million transaction price was recognized over the performance period, based on the measure of progress toward completion for the combined performance obligation. The measure of progress towards completion was based on the effort of certain employees within the Company who dedicated time to complete the manufacturing services and technology transfer to Incyte. As of June 30, 2018, the manufacturing services and technology transfer to Incyte was completed. For the three and nine months ended September 30, 2018, the Company recognized revenue from its collaboration with Incyte totaling $0 and $22.3 million, respectively, related to the completion of the combined performance obligation. No revenue was recognized during the three and nine months ended September 30, 2019, related to the Incyte Collaboration Agreement.

Net costs associated with co-development activities performed under the agreement are included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations, with any reimbursement of costs by Incyte reflected as a reduction of such expenses. For the three and nine months ended September 30, 2019, net costs reimbursable by Incyte were $0.1 million and $0.6 million, respectively. For the three and nine months ended September 30, 2018, net costs reimbursable by Incyte were $0.6 million and $3.2 million, respectively. As of September 30, 2019, and December 31, 2018, the receivable due from Incyte was $1.7 million and $2.0 million, respectively.

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

Under the terms of the clinical collaborations, BMS and Pfizer each provide reimbursement of certain development costs. Costs associated with development activities performed under the clinical collaborations are included in research and development expenses in the accompanying consolidated statements of operations, with any reimbursements of costs reflected as a reduction of such expenses. For the three and nine months ended September 30, 2019, and September 2018, net costs reimbursed and reimbursable by BMS and Pfizer were not material to the condensed consolidated financial statements.

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division, or Symbioscience, under which the Company has been granted the exclusive, worldwide license to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare, or the Symbioscience License Agreement. There were no expenses related to its licensing arrangement with Mars Symbioscience recorded in the three and nine months ended September 30, 2019.

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

Overview

We are a clinical-stage bio-pharmaceutical company focused on fighting cancer and other life threatening diseases by discovering and developing novel small molecule drugs that target cellular metabolism. Tumor metabolism and immuno-oncology have emerged as promising new fields for cancer drug discovery, and recent clinical successes with therapeutic agents in each field have created fundamentally new potential therapies for cancer patients. With our unique approach, we have established a broad pipeline of small molecule drug candidates that target enzymes controlling metabolically critical pathways in tumor cells and immune cells. We have multiple internally discovered clinical stage compounds that are all enzyme inhibitors. While we are primarily focused on oncology, we may opportunistically develop therapeutics outside of oncology where we can leverage our existing expertise in immune cell metabolism to treat life-threatening diseases with unmet need.

Our product candidate telaglenastat is a first in clinic, selective oral glutaminase inhibitor that targets glutamine consumption in tumor cells that have a pronounced dependency on the nutrient glutamine for growth and survival. In preclinical studies telaglenastat has demonstrated synergistic antitumor effects with multiple anticancer therapies. Our telaglenastat development program is currently focused on renal cell carcinoma, or RCC. We have conducted two Phase 2 randomized double blind, placebo-controlled clinical trials of telaglenastat for the treatment of RCC. We recently reported the results of the ENTRATA study comparing everolimus with telaglenastat to everolimus with placebo. ENTRATA met its primary endpoint and provides the first clinical proof of concept for telaglenastat in a randomized trial. Telaglenastat is also being evaluated in a large randomized double blind, placebo-controlled trial called CANTATA, in 445 patients with RCC. The CANTATA study is comparing cabozantinib and telaglenastat to cabozantinib with placebo. Enrollment on CANTATA is now complete, and top-line results are expected for this potential registration trial in the second half of 2020. Our product candidate, INCB001158, also known as CB-1158, is an oral inhibitor of arginase, an enzyme that depletes the amino acid arginine, a key metabolic nutrient for T-cells to activate. INCB001158 is being co-developed with Incyte Corporation, or Incyte, for oncology and hematology indications, and is currently being evaluated in Phase 1/2 trials as a monotherapy and in combination with other anti-cancer agents. Arginase inhibitors also have potential in the treatment of cystic fibrosis, or CF; accordingly, we have selected CB-280, a unique oral arginase inhibitor, for the treatment of CF patients. We have completed a Phase 1 trial to evaluate the safety, tolerability and pharmacokinetic profile of oral CB-280 in healthy volunteers and plan to open a study in CF patients in the first half of 2020. We have two earlier stage immunotherapy programs which include our candidate CB-708, which targets CD73, an enzyme in the tumor microenvironment that produces adenosine, as well an IL4I1 inhibitor program.

Telaglenastat (CB-839)

Our lead product candidate, telaglenastat, takes advantage of the pronounced dependency many cancers have on the nutrient glutamine for growth and survival. Telaglenastat is a novel, selective glutaminase inhibitor that blocks glutamine consumption in tumor cells and demonstrates synergistic antitumor effects with multiple anticancer therapies in preclinical studies. Telaglenastat, when given alone or in combination with a variety of other anti-cancer agents, affects multiple pathways in tumor cells, leading to energetic blocks, inhibition of DNA synthesis, oxidative stress, and cell cycle disruptions. Because telaglenastat has multiple mechanisms for impacting cellular metabolism, it has anti-tumor effects on a number of different tumor types in combination with a variety of different agents, including tyrosine kinase inhibitors, mTOR inhibitors, PD-1 antibodies, taxanes, cdk4/6 inhibitors and PARP inhibitors. Telaglenastat binds to a site on glutaminase distinct from the glutamine-binding active site, making it a highly selective and unique allosteric inhibitor. Telaglenastat is well-tolerated in part because of this selectivity.

We are currently developing telaglenastat in combination with standard therapies in a select set of solid tumors. Our primary focus is in RCC where we are currently evaluating telaglenastat in a large randomized Phase 2 potential registration trial and multiple non-randomized combination trials. Because of the recent progress in developing new therapies for the treatment of patients today, the RCC market, according to 2018 market research by Decision Resources, is expected to grow significantly, from over $2 billion in 2016 to approximately $7 billion in 2026.

Telaglenastat Evaluation in Renal Cell Carcinoma

The telaglenastat development program includes two Phase 2 randomized double blind, placebo-controlled clinical trials of telaglenastat for the treatment of RCC. Telaglenastat is being investigated in the CANTATA trial (NCT03428217), which is designed with registrational intent. It is a global, randomized, double-blind trial of 445 patients, designed to evaluate the safety and efficacy of telaglenastat in combination with cabozantinib versus placebo with cabozantinib in patients with advanced clear cell RCC who have been treated with one or two prior lines of systemic therapy, including at least one vascular endothelial growth factor tyrosine kinase inhibitor or the combination of nivolumab and ipilimumab. The primary endpoint is progression-free survival, or PFS, by blinded independent review, and a key secondary endpoint is overall survival. Patients will be stratified by International Metastatic Renal Cell Carcinoma Database Consortium, or IMDC, risk category and prior treatment with anti-PD(L)1 therapy. The study has 85% power to show a 31% improvement in progression free survival. In support of the CANTATA trial, Exelixis, Inc. has entered into a material supply agreement with us for cabozantinib. The U.S. Food and Drug Administration, or FDA, has granted Fast Track designation to telaglenastat in combination with cabozantinib, for the treatment of patients with metastatic RCC who have received one or two prior lines of therapy. We completed enrollment of the CANTATA trial in October 2019 and release of top-line results is expected in the second half of 2020.

The ENTRATA trial (NCT03163667) is a Phase 2 randomized, double blind trial designed to evaluate the safety and efficacy of telaglenastat in combination with everolimus versus placebo with everolimus in patients with advanced clear cell RCC who have been treated with at least two prior lines of systemic therapy, including at least one VEGFR-targeted tyrosine kinase inhibitor (TKI). Patients were randomized in a 2:1 ratio. The trial opened for enrollment in August 2017 and completed enrollment in January 2019. The trial enrolled 69 patients at multiple centers in the United States. Topline results were announced in June and presented at the 2019 European Society for Medical Oncology (ESMO) meeting in September. Key demographics were balanced between the two treatment arms (telaglenastat in combination with everolimus versus placebo with everolimus). Patients enrolled were heavily pre-treated with a median of three prior lines of therapy for advanced metastatic disease including 70% (72% vs. 65%) with two or more prior TKIs, and 68% (70% vs. 65%) with intermediate/poor MSKCC prognostic score. Eighty-eight percent of patients received prior PD-1/PD-L1 therapy (91% vs. 83%). Telaglenastat, when added to everolimus, doubled the median PFS to 3.8 months as compared to 1.9 months for everolimus alone and reduced the risk of disease progression or death by 36% (HR=0.64, p=0.079 one-sided). The primary endpoint of the trial was PFS per investigator assessment with a predetermined threshold of p≤0.2 one-sided. Overall response per Response Evaluation Criteria in Solid Tumors version 1.1 (RECIST v.1.1) was 2.2% vs. 0%, and stable disease was 56.5% vs. 47.8%. The secondary endpoint of overall survival is not yet mature.

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

Evaluation of Telaglenastat in Combination with Pfizer’s talazoparib and palbociclib

In March 2019, we initiated a Phase 1/2 clinical trial of telaglenastat in combination with Pfizer’s poly adenosine disphosphate ribose polymerase (PARP) inhibitor, talazoparib, in patients with solid tumors. In July 2019, we initiated a trial of the combination of telaglenastat plus the CDK 4/6 inhibitor, palbociclib, in patients with KRAS mutated colorectal cancer, or CRC, and KRAS mutated non-small cell lung carcinoma, or NSCLC. The trials in combination with palbociclib and talazoparib are part of a clinical collaboration with Pfizer, announced in October 2018, in which Pfizer will provide palbociclib and talazoparib, as well as financial support.

Evaluation of Telaglenastat in Combination with the Immunotherapy Agent Nivolumab

In August 2016, we initiated a Phase 1/2 clinical trial of telaglenastat in combination with the PD-1 inhibitor nivolumab in patients with RCC, melanoma, and NSCLC. The Phase 1/2 study is designed to assess the safety, pharmacokinetics and pharmacodynamics of telaglenastat and nivolumab. A collaboration with Bristol-Myers Squibb, originally announced in December 2016, to evaluate nivolumab in combination with telaglenastat in patients with RCC, was expanded in May 2017 to include melanoma and NSCLC. In November 2017, the melanoma cohort was expanded to enroll additional patients and the collaboration was expanded such that subsequent melanoma development costs would be shared, and a joint development committee was established to guide the development and regulatory strategy of the combination therapy. In July 2019, with the enrollment of the trial complete, the collaboration with Bristol-Myers Squibb was discontinued. The totality of the data has informed our future development.

Evaluation of Telaglenastat in Patients with NRF2/KEAP1 Mutations

The NRF2/KEAP1 pathway is known to drive the development of certain cancers, including a significant proportion of NSCLC and Head and Neck Squamous Cell Carcinoma, or HNSCC, through the regulation of reactive oxygen species (ROS) in a manner that is dependent upon glutaminase activity. Multiple in vivo preclinical models have demonstrated that activation of this pathway, through a loss-of-function KEAP1 mutation or a gain-of-function NRF2 mutation, accelerates tumor formation and spread. In addition to making tumor models more aggressive, the activation of the NRF2/KEAP1 pathway in these models also makes them sensitive to the inhibition of glutaminase activity by telaglenastat (CB‑839). Recently presented clinical data demonstrate that activation of this pathway, either through the loss of KEAP1 function or activation of NRF2, results in very poor outcomes in NSCLC patients receiving front line standard of care chemotherapy or chemoimmunotherapy. The clear mechanistic rationale, strong preclinical data, and high unmet medical need in the NSCLC population have led us to design a clinical study that will evaluate telaglenastat in combination with standard of care therapy in NSCLC patients with tumors that harbor mutations in either KEAP1 or NRF2 that activate this pathway. This trial is expected to begin in the first half of 2020.

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

Additional Development Opportunities

Telaglenastat is the subject of a number of additional investigator-sponsored clinical trials. Phase 2 trials are ongoing and recruiting patients with RAS wild-type CRC and myelodysplastic syndrome (MDS). Interim MDS data will be presented at the American Society of Hematology meeting in December 2019. An additional investigator trial of telaglenastat in combination with niraparib for the treatment of patients with platinum resistant BRCA-wild type ovarian cancer patients is also open for enrollment.

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

INCB001158

Our product candidate INCB001158, which is a potent and selective orally bioavailable inhibitor of the enzyme arginase, was discovered by us and is being co-developed with Incyte. Arginase depletes arginine, a nutrient that is critical for the activation and proliferation of the body’s cancer-fighting immune cells, such as cytotoxic T-cells and natural killer (NK)-cells. During normal activation of the immune system, arginase, which is expressed by suppressive myeloid immune cells, plays an important role in halting T-cell proliferation. But in many tumors, including lung, gastrointestinal, bladder, renal cancer, squamous cell cancer of the head and neck, and acute myeloid leukemia, arginase-expressing myeloid cells accumulate and maintain an immunosuppressive environment, blocking the ability of T-cells and NK-cells to kill cancer cells. We believe that inhibitors of arginase can promote an anti-tumor immune response by restoring arginine levels, thereby allowing activation of the body’s own immune cells, including cytotoxic T-cells and NK-cells. INCB001158 entered clinical trials in September 2016, and is currently being tested in four ongoing clinical trials. The first Phase 1b/2 trial (NCT02903914) is designed to evaluate the safety and recommended Phase 2 dose of INCB001158 as a mono-therapy and in combination with the immune checkpoint inhibitor pembrolizumab. We presented initial PK and safety data for patients receiving monotherapy in at the 2017 American Society of Clinical Oncology, or ASCO, annual meeting. In September 2019, data were presented at the European Society for Medical Oncology, or ESMO, meeting of INCB001158 as a monotherapy and in combination with the checkpoint inhibitor pembrolizumab in microsatellite stable, or MSS, colorectal carcinoma patients. The study was designed as a dose escalation of INCB001158 alone and in combination with pembrolizumab followed by expansion cohorts which followed a Simon 2 Stage design. There were three monotherapy expansion cohorts (non-small cell lung cancer, colorectal carcinoma and other solid tumors) and eight combination expansion cohorts, including PD-(L)1-naïve (MSS colorectal carcinoma, head and neck cancer, gastric cancer, mesothelioma) and PD-(L)1 refractory (non-small cell lung cancer, urothelial carcinoma, melanoma, and MSI colorectal carcinoma) patients. Results were as of the data cut-off of July 22, 2019.

Efficacy results for the pembrolizumab combination were presented for the PD-(L)1-naïve MSS colorectal carcinoma (CRC) patient cohort, which has advanced to stage 2 of a Simon 2-stage design. Among 43 response-evaluable patients who had received a median of 3 prior therapies, 3 patients achieved a confirmed partial response (7%); the historical overall response rate is 0-1% in third-line (and beyond) MSS CRC patients treated with checkpoint inhibitor therapies. Two of the three responders are ongoing at the time of data cutoff with a duration of response of 2.4+ and 7+ months, respectively. The third responder had a duration of response of 6.7 months. The six month PFS rate for the cohort was 20%. Pharmacodynamic increases in total intratumoral CD8+ cells were seen post-treatment with INCB001158 + pembrolizumab in MSS CRC patients.

The colorectal carcinoma monotherapy cohort has advanced to stage 2 of a Simon 2-stage design. Among 33 response-evaluable MSS CRC patients, one patient achieved a confirmed partial response (3%) and one patient achieved stable disease lasting seven months. Both patients had disease progression within six months on their immediately preceding line of therapy. The disease control rate for the monotherapy MSS CRC cohort was 27%. INCB001158 inhibited plasma arginase activity at all doses and induced dose-related increases in plasma arginine, including a mean three-fold increase at the recommended phase 2 dose of 100 mg bid.

The HNSCC cohort of PD-1 naïve patients receiving pembrolizumab and INCB001158 has also advanced to stage 2 of a Simon 2-stage design and enrollment in stage 2 is currently ongoing.

A total of 85 patients with advanced solid tumors were treated with INCB001158 as a monotherapy in doses of 50 to 150mg bid and were evaluable for safety. A maximum tolerated dose was not reached. Immune-related adverse events included one dose-limiting toxicity (DLT) each of Grade 2 malaise (at 150mg) and Grade 3 colitis (100mg). Clinically significant urea cycle inhibition was not seen. A total of 114 PD-(L)1-naïve and PD-(L)1 refractory patients were treated in INCB001158 in combination with pembrolizumab and evaluable for safety across multiple disease specific cohorts. The overall frequency and severity of immune related adverse events was consistent with the pembrolizumab safety profile.

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

Two additional Phase 1/2 trials are ongoing. One is evaluating the safety and anti-tumor activity of INCB001158 in combination with daratumumab compared to daratumumab alone in refractory multiple myeloma patients (NCT03837509). The other is evaluating the safety and pharmacokinetics of INCB001158 alone and in combination with INCMGA00012, an experimental PD-1 inhibitor (NCT03910530).

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

We, along with our pre-clinical collaborators, have validated arginase inhibitors in mouse models of CF. Based on pre-clinical studies in a mouse model of CFTR-mutated CF, we believe that arginase inhibition can lead to reduced infection and improved lung function in CF patients and that these data support the clinical development of CB-280 in CF. In February 2019, we initiated a Phase 1 trial conducted under an IND application. The first-in-human Phase 1 trial, which is now complete, evaluated the safety, tolerability and pharmacokinetic profile of oral CB-280 in healthy volunteers. A Phase 1b clinical study in CF patients, which is expected to start enrollment in the first half of 2020, will test multiple doses of CB-280 compared to placebo in approximately 30 adult CF patients to determine a safe dose range for CB‑280 in CF patients. Patients with any CFTR mutational status will be eligible for the study.  Patients will receive CB‑280 or placebo for 14 days; lung function, as well as microbes in sputum will be evaluated. A dose-finding expansion of this study is planned in which additional cohorts of patients will receive different doses of CB-280 or placebo for 28 days in order to select the optimal dose of CB-280. For the entire study, patients will continue their existing therapies for CF (including CFTR modulators). Arginase is also thought to play an important pathophysiologic role in several other diseases, including idiopathic pulmonary fibrosis and other fibrotic diseases, primary pulmonary hypertension, acute respiratory distress syndrome, and others. Under our collaboration agreement with Incyte, we retained the sole right to develop and commercialize CB-280 in specific non-oncology rare disease indications, including CF.

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

We have developed an orally-bioavailable small molecule inhibitor of CD73, CB-708, that has anti-tumor activity in mouse syngeneic models both as monotherapy and in combination with checkpoint inhibitors as well as chemotherapy. Preclinical data were presented at the 2019 American Association for Cancer Research annual meeting in April and the 2019 Society for Immunotherapy of Cancer, or SITC, meeting in November demonstrating that CB-708 is a potent and selective inhibitor of CD73 that has immune-mediated, single agent activity in syngeneic mouse tumor models. In pre-clinical studies CB-708 was well-tolerated and shows enhanced anti-tumor activity when combined with either an anti-PD-L1 immunotherapy or with chemotherapeutic agents such as oxaliplatin or doxorubicin. We are currently in discussions with potential partners and our timing of clinical trials is dependent on the outcomes of these discussions.

Our IL4I1 Inhibitor Program

IL4I1 is an enzyme with phenylalanine oxidase activity that is primarily expressed by tumor cells and antigen-presenting cells, and produces hydrogen peroxide, an inhibitor of T-cell function. IL4I1 expression has been correlated with poor outcomes in several tumor types, has a potential role in immune invasion and may decrease the ability of checkpoint therapy to stimulate an anti-tumor immune response. IL4I1 expression is elevated in multiple tumor types with particularly high expression in ovarian and B-cell tumors. We have developed an investigational first-in-class, potent, orally available IL4I1 inhibitor. Preclinical data were presented at the SITC meeting in November 2019, and demonstrated that our novel small-molecule inhibitor of IL4I1 has single-agent anti-tumor activity in syngeneic mouse tumor models and augments the activity of checkpoint inhibitors.

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

The largest component of our total operating expenses has historically been our investment in research and development activities including the clinical development of our product candidates. We allocate to research and development expenses the salaries, benefits, stock-based compensation expense, and indirect costs of our clinical and preclinical programs on a program-specific basis, and we include these costs in the program-specific expenses. The following table shows our research and development expenses for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Development:
Telaglenastat (CB-839)	$11,415	$10,669	$38,542	$33,973
INCB001158	2,283	1,919	8,143	5,139
CB-280	451	1,216	2,787	1,823
Total development	14,149	13,804	49,472	40,935
Preclinical and research:
Preclinical and research	3,072	2,616	8,916	8,283
Total Research and Development	$17,221	$16,420	$58,388	$49,218

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

	Three Months
	Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Revenue:
Collaboration revenue	$—	$—	$—	0%
Total revenue	—	—	—	0%
Operating expenses:
Research and development	17,221	16,420	801	5%
General and administrative	3,906	3,087	819	27%
Total operating expenses	21,127	19,507	1,620	8%
Loss from operations	(21,127)	(19,507)	(1,620)	8%
Interest and other income, net	834	658	176	27%
Net loss	$(20,293)	$(18,849)	$(1,444)	8%

Research and Development.  Research and development expenses increased $0.8 million, or 5%, from $16.4 million for the three months ended September 30, 2018 to $17.2 million for the three months ended September 30, 2019. The increase of $0.8 million was due to a $0.7 million increase in the telaglenastat program, including for our CANTATA trial, an increase of $0.4 million in the INCB001158 program, and an increase of $0.5 million for investment in our early stage research programs, partially offset by a decrease of $0.8 million in the CB-280 program.

General and Administrative.  General and administrative expenses increased $0.8 million, or 27%, from $3.1 million for the three months ended September 30, 2018, to $3.9 million for the three months ended September 30, 2019, primarily related to $0.6 million higher professional services costs mainly for legal and accounting services, and $0.2 million in higher personnel-related costs, primarily from higher headcount.

Interest and Other Income, net.  Interest and other income, net increased $0.2 million, from $0.6 million for the three months ended September 30, 2018 to $0.8 million for the three months ended September 30, 2019. The increase of $0.2 million was due to $0.1 million in higher interest income generated from higher returns on our investments, partially offset by lower cash equivalents and investment balances compared to the 2018 period, and a $0.1 million increase related to the gain on the sublease of our facility.

Comparison of the Nine Months Ended September 30, 2019 and 2018

	Nine Months
	Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Revenue:
Collaboration revenue	$—	$22,254	$(22,254)	-100%
Total revenue	—	22,254	(22,254)	-100%
Operating expenses:
Research and development	58,388	49,218	9,170	19%
General and administrative	12,054	10,093	1,961	19%
Total operating expenses	70,442	59,311	11,131	19%
Loss from operations	(70,442)	(37,057)	(33,385)	90%
Interest and other income, net	2,310	1,927	383	20%
Net loss	$(68,132)	$(35,130)	$(33,002)	94%

Collaboration Revenue. Collaboration revenue decreased from $22.3 million for the nine months ended September 30, 2018, to $0 for the nine months ended September 30, 2019, or 100%. The decrease related to the satisfaction of our and Incyte’s combined performance obligation under the Incyte Collaboration Agreement, for which revenue recognized in each period was determined based on the measure of progress toward the completion of the manufacturing services and technology transfer to Incyte, which occurred in June of 2018. Refer to Item 1, Notes to condensed consolidated financial statements, Notes 2 and 10, for further information on the Incyte Collaboration Agreement.

Research and Development.  Research and development expenses increased $9.2 million, or 19%, from $49.2 million for the nine months ended September 30, 2018 to $58.4 million for the nine months ended September 30, 2019. The increase of $9.2 million was due to a $4.6 million increase in the telaglenastat program, including for our CANTATA trial, an increase of $3.0 million in the INCB001158 program, an increase of $1.0 million in the CB-280 program, and an increase of $0.6 million for investment in our early stage research programs.

General and Administrative.  General and administrative expenses increased $2.0 million, or 19%, from $10.1 million for the nine months ended September 30, 2018 to $12.1 million for the nine months ended September 30, 2019. The increase of $2.0 million was primarily related to $1.3 million higher professional services costs mainly for legal, accounting, and consulting services, and $0.7 million in higher personnel-related costs, primarily from higher headcount, salary increases, as well as severance payments to a former employee.

Interest and Other Income, net.    Interest and other income, net increased $0.4 million, from $1.9 million for the nine months ended September 30, 2018 to $2.3 million for the nine months ended September 30, 2019. The increase of $0.4 million was due to $0.3 million in higher interest income generated from higher returns on our investments, partially offset by lower cash equivalents and investment balances compared to the 2018 period, and a $0.1 million increase related to the gain on the sublease of our facility.

Liquidity and Capital Resources

As of September 30, 2019, we had cash, cash equivalents and short-term investments totaling $133.6 million. Our operations have been financed by net proceeds from the sale of shares of our capital stock and payments from the Incyte Collaboration Agreement.

In August 2017, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock. As of September 30, 2019, $174.1 million of our common stock remained available for sale, of which up to $31.6 million may be issued and sold pursuant to an at-the-market offering program for sales of our common stock under a sales agreement with Cowen and Company, LLC, subject to certain conditions as specified in the sales agreement.

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

We believe that our existing cash, cash equivalents and investments as of September 30, 2019 will be sufficient for us to meet our current operating plan for at least the twelve-month period following the filing of our September 30, 2019 Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months
	Ended September 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(60,350)	$(50,954)
Cash (used in) provided by investing activities	$(25,938)	$57,394
Cash provided by financing activities	$56,891	$6,220

Cash Flows Used In Operating Activities

Cash used in operating activities for the nine months ended September 30, 2019 was $60.4 million. Our net loss of $68.1 million was offset in part by non-cash charges of $5.0 million of stock-based compensation, ($0.4) million for depreciation and amortization, and $1.0 million for non-cash lease expense. The $2.1 million change in operating assets and liabilities primarily related to the timing of payments for our research and development activities and a $1.1 million decrease in our lease liability.

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

Cash Flows Provided By Investing Activities

Cash used in investing activities was $25.9 million for the nine months ended September 30, 2019 and was related to purchases of investments of $128.0 million, partially offset by proceeds from the sale and maturity of investments of $102.1 million.

Cash provided by investing activities was $57.4 million for the nine months ended September 30, 2018 and was related to proceeds from the maturity of investments of $104.9 million, partially offset by the purchases of investments of $47.3 million and property and equipment of $0.2 million.

Cash Flows Provided By Financing Activities

Cash provided by financing activities was $56.9 million for nine months ended September 30, 2019 and was related to $53.8 million in net proceeds from the sale and issuance of common stock related to our public offering, $2.5 million in net proceeds from the issuance of common stock through our ATM program, and $0.6 million related to the issuance of common stock upon the exercise of stock options and from employee stock plan purchases.

Cash provided by financing activities was $6.2 million for the nine months ended September 30, 2018 and related to $5.6 million in net proceeds from the issuance of common stock under our ATM program and issuance of common stock upon the exercise of stock options and employee stock plan purchases of $0.6 million.

Contractual Obligations and Other Commitments

There have been no material changes to the contractual obligations during the three months ended September 30, 2019, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

During 2018 and the nine months ended September 30, 2019, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Please refer to Note 2 to our unaudited condensed consolidated financial statements appearing under Part I, Item 1 for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2019, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2019, management, with the participation of our President and Chief Executive Officer (who serves as our principal executive officer and principal financial officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer concluded that, as of September 30, 2019, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the following risk factors, in addition to the other information contained in this report on Form 10-Q, including our financial statements and related notes and the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this report could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and our growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. The risks relating to our business set forth in our Annual Report on Form 10-K, filed with the SEC, are set forth below and are unchanged substantively as of September 30, 2019, except for those risks designated by an asterisk (*).

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability. *

Since our inception, we have incurred significant operating losses. Our net loss was $54.6 million and $68.1 million for year ended December 31, 2018, and the nine months ended September 30, 2019, respectively. As of September 30, 2019, we had an accumulated deficit of $264.4 million. To date, we have financed our operations through sales of our capital stock and payments from the Incyte Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of and seek marketing approval for our product candidates, specifically telaglenastat and INCB001158, and as we become obligated to make milestone payments pursuant to our outstanding license agreement. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution of the approved product.

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

There are also a number of product candidates in preclinical and clinical development by third parties to treat cancer by targeting cellular metabolism. Our principal competitors in the fields of tumor immunology and/or tumor metabolism include Agios Pharmaceuticals, Inc., Arcus Biosciences, Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, Bayer Pharma AG, Bristol-Myers

Squibb Company, Celgene Corporation, Corvus Pharmaceuticals, Inc., CureTech Ltd., Dynavax Technologies Corp., Eisai Co., Ltd., Eli Lilly and Company, Forma Therapeutics Holdings, LLC, GlaxoSmithKline plc, Idera Pharmaceuticals, Inc., Immunomedics Inc., Incyte Corporation, Ipsen, iTeos Therapeutics SA, Merck & Co., Merck KGaA, Nektar Therapeutics, NewLink Genetics Corporation, Novartis International AG, Ono Pharmaceuticals Co., Ltd., Pfizer Inc, Roche Holdings AG and its subsidiary Genentech, Inc., Sprint Bioscience AB, Takeda Pharmaceutical Co., Ltd., TG Therapeutics, Inc. and Xynomic Pharmaceuticals, Inc.

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calithera Biosciences, Inc.

Date: November 12, 2019	By:	/s/ Susan M. Molineaux
Susan M. Molineaux, Ph.D.
President and Chief Executive Officer
(Principal Executive and Principal Financial Officer)

Date: November 12, 2019	By:	/s/ Stephanie Wong
Stephanie Wong
Senior Vice President, Finance and Secretary
(Principal Accounting Officer)