Form 10-K
period 2019-12-31
Calithera Biosciences, Inc.
filed 2020-03-11
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-36644

CALITHERA BIOSCIENCES, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	27-2366329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

343 Oyster Point Blvd., Suite 200 South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 870-1000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.0001 Per Share	CALA	The Nasdaq Global Select Market
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES   ☐   NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $189.4 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $3.90 per share.

The number of shares of Registrant’s Common Stock outstanding as of March 4, 2020, was 64,683,621.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement relating to the 2020 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and portions of such are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2019, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A - Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or the SEC, after the date of this Annual Report on Form 10-K.

PART I

Item 1.	Business.

Overview

We are a clinical-stage bio-pharmaceutical company focused on fighting cancer and other life-threatening diseases by discovering and developing novel small molecule drugs that target cellular metabolism. Tumor metabolism and immuno-oncology have emerged as promising new fields for cancer drug discovery, and recent clinical successes with therapeutic agents in each field have created fundamentally new potential therapies for cancer patients. With our unique approach, we have established a broad pipeline of small molecule drug candidates that target enzymes controlling metabolically critical pathways in tumor cells and immune cells. We have multiple internally discovered clinical stage compounds that are all enzyme inhibitors. While we are primarily focused on oncology, we may opportunistically develop therapeutics outside of oncology where we can leverage our existing expertise in immune cell metabolism to treat diseases with unmet need.

Through genetic mutations that alter fundamental metabolic pathways, cancer cells can acquire the ability to grow in an uncontrolled manner, but they also acquire nutrient dependencies that can differentiate them from normal cells. Targeting these nutrient dependencies by inhibiting specific metabolic pathways in cancer cells is a novel therapeutic approach to blocking the uncontrolled growth of tumors. Our lead product candidate, telaglenastat (CB-839), takes advantage of the critical dependency many cancers have on the nutrient glutamine for growth and survival. We believe telaglenastat has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers, and is the first selective allosteric glutaminase inhibitor to enter clinical trials. We retain all commercial rights to telaglenastat and have been granted a U.S. patent, which includes composition of matter coverage for telaglenastat through 2032.

We are currently developing telaglenastat in combination with standard therapies in a select set of solid tumors. Our lead development pathway is in renal cell carcinoma, or RCC, where we are evaluating telaglenastat in the CANTATA trial (NCT03428217), a global, randomized, double-blind trial designed to evaluate the safety and efficacy of telaglenastat in combination with cabozantinib versus placebo with cabozantinib in patients with advanced clear cell RCC patients who have been treated with one or two prior lines of systemic therapy. The primary endpoint is progression-free survival, or PFS, by blinded independent review, and a key secondary endpoint is overall survival. The trial is designed with registrational intent. The U.S. Food and Drug Administration, or FDA, has granted Fast Track designation to telaglenastat in combination with cabozantinib, for the treatment of patients with metastatic RCC who have received one or two prior lines of therapy. The CANTATA trial completed enrollment of 444 patients in October 2019 and we plan to report topline efficacy and safety data in late third quarter or fourth quarter 2020. In June 2019, we reported the results of the randomized, double blind, placebo-controlled ENTRATA study of telaglenastat, which met its primary endpoint. ENTRATA provides the first clinical proof of concept for telaglenastat in a randomized trial.

We also plan to develop telaglenastat for the treatment of NRF2/KEAP1 mutated non-small cell lung cancer (NSCLC). The NRF2/KEAP1 pathway is known to drive the development of certain cancers, including a significant proportion of NSCLC, through the regulation of reactive oxygen species (ROS) in a manner that makes cells highly dependent on glutaminase activity. We plan to initiate a randomized, placebo controlled trial (NCT04250545) in first line patients with non-squamous NSCLC with tumors that harbor mutations in either the KEAP1 or NRF2 gene in the first half of 2020. We will be evaluating the combination of telaglenastat plus pembrolizumab and standard chemotherapy versus placebo with pembrolizumab and standard chemotherapy. We plan to present interim data from this trial in 2021.

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

Arginase inhibitors also have potential in the treatment of cystic fibrosis; accordingly, we have selected CB-280, a unique oral arginase inhibitor, for the treatment of cystic fibrosis, or CF, patients. It is a novel oral arginase inhibitor which is solely owned by Calithera. We have completed a Phase 1 Single Ascending Dose trial to evaluate the safety, tolerability and pharmacokinetic profile of oral CB-280 in healthy volunteers and plan to open a study in CF patients in the first half of 2020. We plan to present data from this trial in 2021.

We are a fully integrated biopharmaceutical company with expertise in biology and chemistry, and our ongoing research efforts are focused on discovering additional product candidates for the treatment of cancer and other life-threatening diseases. We have discovered and developed the clinical candidate CB-708, a potent, selective, orally administered small molecule that inhibits CD73, an enzyme that converts adenosine monophosphate to generate the immunosuppressive agent adenosine. We have also developed an investigational first-in-class, potent, orally administered IL4I1 inhibitor as a novel immuno-oncology approach to cancer.

Our Strategy

Our goal is to be the leader in the discovery, development and commercialization of novel small molecule drugs to address unmet medical needs resulting from diseases affecting tumor and immune cell biology. Leveraging the potentially broad applicability of our tumor and immune metabolism expertise, our primary focus is in oncology, though we may opportunistically develop therapeutics outside of oncology where we can utilize existing expertise to treat diseases with unmet needs. We are in the early planning stages of preparing to build a commercial team to execute successfully on our commercialization plan for telaglenastat for RCC, if approved. The key elements of our strategy are to:

•

Advance and complete the clinical development of telaglenastat for RCC. We are developing telaglenastat for the treatment of RCC in combination regimens with standard therapeutics. Telaglenastat is being investigated in the CANTATA trial (NCT03428217), which is designed with registrational intent. It is a global, randomized, double-blind trial of 444 patients, that evaluates the safety and efficacy of telaglenastat in combination with cabozantinib versus placebo with cabozantinib in patients with advanced clear cell RCC who have been treated with one or two prior lines of systemic therapy, including at least one vascular endothelial growth factor tyrosine kinase inhibitor or the combination of nivolumab and ipilimumab. We completed enrollment of the CANTATA trial in October 2019 and expect to release top-line results in late third quarter or fourth quarter 2020. We plan to capitalize on the opportunity to potentially commercialize telaglenastat for RCC in the United States, where we believe we can successfully compete.

•

Develop telaglenastat for the treatment of NRF2/KEAP1 mutated tumors including non-small cell lung cancer (NSCLC). The NRF2/KEAP1 pathway is known to drive the development of certain cancers, including 20-25% of NSCLC, through the regulation of reactive oxygen species, or ROS, in a manner that requires glutaminase activity. Multiple in vivo preclinical models have demonstrated that activation of this pathway accelerates tumor formation and growth. In addition to making tumor models more aggressive, the activation of the NRF2/KEAP1 pathway in these models also makes them very sensitive to the inhibition of glutaminase activity by telaglenastat (CB-839). The clear mechanistic rationale, strong preclinical data, and high unmet medical need in the NSCLC population have motivated a clinical study that will evaluate telaglenastat, in combination with standard of care chemo-immunotherapy in front line NSCLC patients with tumors that harbor mutations in either KEAP1 or NRF2 that activate this pathway. This trial is expected to begin in the first half of 2020.

•

Advance the clinical development of telaglenastat for the treatment of additional cancers.  Mutated oncogenes can make cancer cells dependent on glutamine for growth and survival and glutaminase inhibitors have synergistic effects when combined with many cancer drugs. Through the use of clinical collaborations, National Cancer Institute and investigator-sponsored exploratory studies, we are developing telaglenastat for additional oncology indications. We have a clinical collaboration with Pfizer to evaluate Pfizer’s CDK4/6 inhibitor palbociclib, also known as IBRANCE®, and the dual-mechanism poly (ADP-ribose) polymerase (PARP) inhibitor talazoparib also known as TALZENNA®, each in combination with telaglenastat.

•

Advance the clinical development for INCB001158 for the treatment of cancer with our partner Incyte. INCB001158, an internally discovered molecule, is being evaluated in multiple clinical trials for the treatment of patients with solid tumors both as a monotherapy, in combination with anti-PD-1 immunotherapy, and in multiple chemotherapy regimens. INCB001158 is being developed as part of a collaboration and license agreement with Incyte.

•

Advance the clinical development of CB-280 as a new treatment modality for cystic fibrosis, or CF. Arginase and the amino acid arginine are believed to be critical in the pathology of cystic fibrosis. Neutrophils accumulate in the lungs of CF patients and secrete arginase, an enzyme that metabolizes arginine and impairs production of nitric oxide, while generating arginine metabolites that may impair lung function. CB-280 is an orally administered small molecule inhibitor of arginase. We have completed a Phase 1 trial to evaluate the safety, tolerability and pharmacokinetic profile of oral CB-280 in healthy volunteers, and plan to open a study in CF patients in the first half of 2020.

•

Apply our insights in tumor metabolism and immuno-oncology to discover and develop additional targets beyond our current clinical pipeline.  Our research focus has remained on metabolic enzymes, but our portfolio has diversified into the therapeutic areas of oncology, immuno-oncology and cystic fibrosis. We have two earlier stage immunotherapy programs which include our clinical candidate CB-708, which targets CD73, an enzyme in the tumor microenvironment that produces the immuno-suppressive metabolite adenosine, as well an IL4I1 inhibitor program.

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

Our Glutaminase Inhibitor Program

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

During an immune response, T-cell metabolism partially resembles the metabolism of cancer cells, and the need for both glucose and glutamine increases markedly. The expression of the checkpoint PD-1 on T-cells following activation inhibits the uptake and utilization of glucose, and blocks rapid proliferation. The checkpoint inhibitors that block PD-L1 or PD-1 restore the ability of T-cells to utilize glucose. However, T-cells require both glucose and glutamine to proliferate. We believe that the accumulation of glutamine through the inhibition of tumor cell glutaminase has the indirect effect of supplying T-cells and NK cells with a needed nutrient. Since T-cell proliferation, unlike cancer cell proliferation, is not significantly inhibited by telaglenastat, we believe that combining telaglenastat with inhibitors of the PD-L1/PD-1 checkpoint will support the activation and expansion of cytotoxic immune cells in the nutrient-deprived tumor microenvironment and enhance anti-tumor responses.

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

Many tumor cells depend on this metabolic pathway for growth and survival. Telaglenastat targets an allosteric binding site that is highly specific for glutaminase. Inhibition of glutaminase prevents glutamine from serving its critical roles in nucleic acid synthesis, DNA repair, cell cycle progression, energy generation, and protection from oxidative stress. Telaglenastat produces synergistic anti-tumor effects in preclinical studies when used in combination with multiple classes of anti-cancer therapies. Because telaglenastat has multiple mechanisms for impacting cellular metabolism, it has anti-tumor effects on a number of different tumor types when combined with a variety of different agents, including tyrosine kinase inhibitors, mTOR inhibitors, chemotherapeutic agents (such as platinum agents and taxanes), immune checkpoint inhibitors, CDK4/6 inhibitors and PARP inhibitors.

Telaglenastat binds to a site on glutaminase distinct from the glutamine-binding active site, making it a highly selective and unique allosteric inhibitor. Telaglenastat is well-tolerated in part because of this selectivity. We believe telaglenastat has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers, and is the first selective allosteric glutaminase inhibitor currently in clinical trials. We retain all commercial rights to telaglenastat and have been granted a U.S. patent, which provides composition of matter coverage for telaglenastat through 2032, as well as patents applied for/issued in other territories.

In February 2014, we initiated three Phase 1 clinical trials to assess the safety and tolerability of telaglenastat in patients with solid and hematological tumors. Most patients in these trials were relapsed and refractory to multiple approved therapies. These studies showed that drug concentration generally increases with dose, and increasing concentration of telaglenastat in blood correlates with increasing inhibition of glutaminase in blood platelets and tumors. The half-life of telaglenastat in blood is approximately four hours. We have observed this dosing regimen provides sufficient glutaminase inhibition at steady state dosing and the average exposure is above levels we are targeting. Telaglenastat is dosed with food on a twice-daily regimen.

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

Evaluation of telaglenastat in renal cell carcinoma (RCC)

New therapeutic options are needed to slow disease progression and improve overall survival in patients with advanced RCC. Metastatic RCC is associated with a poor quality of life and high mortality, with a 5-year survival rate of 12%. According to the American Cancer Society, 73,750 new cases of RCC are estimated to be diagnosed in the United States in 2020. It is the sixth most common cancer diagnosed in men. Approximately 16% of patients with RCC present with metastatic disease; however, up to 40% of patients develop metastatic disease after primary surgical treatment of localized RCC. New agents with novel mechanisms of action are needed despite recent advances with antiangiogenic and immune therapies.

RCC commonly exhibits genetically-driven metabolic alterations that increase their dependence on glutamine, which creates opportunities to develop novel agents targeting glutamine metabolism that could improve patient outcomes. Clear cell RCC, the most common RCC subtype comprising 75-85% of patients, is closely associated with inactivation of the VHL tumor suppressor gene, which can lead to activation of hypoxia-related pathways through HIFs (hypoxia-inducible transcriptional factors). VHL-deficient cells and tumors are dependent on glutamine because of an HIF-mediated loss of ability to make fatty acids from glucose, which is a characteristic that confers sensitivity to glutamine depletion. Targeted therapies that deprive VHL-deficient RCC cells of glutamine could prove beneficial in the treatment of VHL-deficient tumors. Accordingly, we believe that most patients with RCC tumors will have increased susceptibility to inhibition of glutaminase with telaglenastat.

The telaglenastat development program includes two Phase 2 randomized double blind, placebo-controlled clinical trials of telaglenastat for the treatment of RCC. Telaglenastat is being investigated in the CANTATA trial (NCT03428217), which is designed with registrational intent. It is a global, randomized, double-blind trial of 444 patients, designed to evaluate the safety and efficacy of telaglenastat in combination with cabozantinib versus placebo with cabozantinib in patients with advanced clear cell RCC who have been treated with one or two prior lines of systemic therapy, including at least one vascular endothelial growth factor tyrosine kinase inhibitor or the combination of nivolumab and ipilimumab. The primary endpoint is PFS by blinded independent review, and a key secondary endpoint is overall survival. Patients will be stratified by International Metastatic Renal Cell Carcinoma Database Consortium, or IMDC, risk category and prior treatment with anti-PD(L)1 therapy. The study has 85% power to show a 31% improvement in progression free survival. In support of the CANTATA trial, Exelixis, Inc. has entered into a material supply agreement with us for cabozantinib. The U.S. Food and Drug Administration, or FDA, has granted Fast Track designation to telaglenastat in combination with cabozantinib, for the treatment of patients with metastatic RCC who have received one or two prior lines of therapy. We completed enrollment of the CANTATA trial in October 2019, and we expect to release top-line results in late third quarter or fourth quarter 2020.

The CANTATA trial was initiated following the completion of a Phase 1b trial of telaglenastat in combination with cabozantinib in RCC. Among 12 evaluable late-line RCC patients treated with telaglenastat and cabozantinib, including 10 clear cell patients and two papillary patients, 100% of evaluable patients experienced tumor shrinkage and had disease control. The response rate was 50% in the clear cell patient population, which compares favorably to historical data with cabozantinib monotherapy in which the overall response rate was 17% in Exelixis’ METEOR trial. Patients enrolled in this trial had advanced or metastatic disease and had received a median of three prior treatments, which included tyrosine kinase inhibitors, mTOR inhibitors, and immune checkpoint inhibitors. Patients were administered telaglenastat in oral doses that ranged from 600-800 mg twice a day in combination with a fixed oral dose of cabozantinib at 60 mg once a day.

The ENTRATA trial (NCT03163667) is a Phase 2 randomized, double blind trial designed to evaluate the safety and efficacy of telaglenastat in combination with everolimus versus placebo with everolimus in patients with advanced clear cell RCC who have been treated with at least two prior lines of systemic therapy, including at least one VEGFR-targeted tyrosine kinase inhibitor (TKI). Patients were randomized in a 2:1 ratio. The trial opened for enrollment in August 2017 and completed enrollment in January 2019. The trial enrolled 69 patients at multiple centers in the United States and results were presented earlier this year. Key demographics were balanced between the two treatment arms. Patients enrolled were heavily pre-treated with a median of three prior lines of therapy for advanced metastatic disease including 70% (72% vs. 65% in telaglenastat and placebo arms, respectively) with two or more prior TKIs, and 68% (70% vs. 65%) with intermediate/poor MSKCC prognostic score. Eighty-eight percent of patients received prior PD-1/PD-L1 therapy (91% vs. 83%). Telaglenastat, when added to everolimus, doubled the median PFS to 3.8 months as compared to 1.9 months for everolimus alone and reduced the risk of disease progression or death by 36% (HR=0.64, p=0.079 one-sided). The primary endpoint of the trial was PFS per investigator assessment with a predetermined threshold of p ≤ 0.2 one-sided. Overall response per Response Evaluation Criteria in Solid Tumors version 1.1 (RECIST v.1.1) was 2.2% vs. 0%, and stable disease was 56.5% vs. 47.8%. The secondary endpoint of overall survival is not yet mature.

Frequency of all-grade adverse events in the telaglenastat-containing arm were comparable to that of everolimus alone. Grade 3 or higher adverse events occurred in 80.4% of patients in the telaglenastat plus everolimus arm versus 60.9% in the everolimus plus placebo arm. The most frequently reported Grade ≥ 3 adverse events in the treatment versus control arms, respectively, were anemia (17.4% vs. 17.4%), pneumonia (6.5% vs. 4.3%), abdominal pain (6.5% vs. 0%), thrombocytopenia (6.5% vs. 0%), and fatigue (4.3% vs. 8.7%). Adverse events leading to discontinuation of any study drug were comparable (28.3% vs. 30.4%).

The results of the Phase 1b trial of telaglenastat in combination with everolimus in RCC were presented in January 2018. Twenty-four patients, with a median of 3 prior therapies, were treated and evaluable for response. Ninety-two percent (92%) of patients experienced control of their disease, including one patient with a partial response and 21 patients with stable disease. The median progression free survival was 5.8 months, which compares favorably to historical data in this patient population. Patients were administered telaglenastat in oral doses that ranged from 400-800 mg twice a day in combination with a fixed oral dose of everolimus at 10 mg once a day. The addition of telaglenastat to full-dose everolimus has been well tolerated, with a similar safety profile to the known profile of everolimus alone.

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

Evaluation of telaglenastat in combination in non-small cell lung cancer (NSCLC) with NRF2/KEAP1 pathway mutations

Lung cancer is one of the most common cancers with approximately 228,820 new cases and 135,720 deaths in the U.S. projected in 2020, according to the American Cancer Society and NSCLC is the most common type of lung cancer accounting for 84% of all lung cancer diagnoses. Mutations in the NRF2/KEAP1 pathway are a major driver of primary resistance in non-small cell lung cancer patients and occur in an estimated 20-25% of NSCLC patients. Recently presented clinical data demonstrate that activation of this pathway through the loss of KEAP1 function results in very poor outcomes in NSCLC patients receiving front line standard of care chemotherapy or chemo-immunotherapy. In a recently published observational study (Skoulidis, ASCO 2019) the survival of patients with KEAP1 genomic alterations treated with standard-of care first line chemo-immunotherapy was statistically significantly shorter when compared to patients without the mutations (7.8 months vs. 20.4 months p=0.002).

Mutations that activate the NRF2/KEAP1 pathway can drive the development of certain cancers, including a significant proportion of NSCLC and HNSCC. Proliferating tumors are metabolically active and can accumulate high levels of reactive oxygen species (ROS). Activation of the NRF2/KEAP1 pathway induces the expression of many genes that allow the tumor to better manage these high levels of ROS. A key subset of these activated genes regulate the uptake and metabolism of glutamine and the synthesis of glutathione, making tumors that harbor these mutations dependent on the activity of glutaminase. Multiple in vivo preclinical models have demonstrated that activation of this pathway, through loss of KEAP1 function or a gain-of-function NRF2 mutation, accelerates tumor formation and spread. In addition to making tumor models more aggressive, the activation of the NRF2/KEAP1 pathway in these models also makes them very sensitive to the inhibition of glutaminase activity by telaglenastat. Genetic analysis of adenocarcinoma NSCLC tumors from patients indicate that NRF2/KEAP1 mutations occur early in tumor development. The clear mechanistic rationale, strong preclinical data, and high unmet medical need in the NSCLC population have motivated a randomized clinical study that will evaluate telaglenastat, in combination with standard of care chemo-immunotherapy in front line NSCLC patients with tumors that harbor mutations in either KEAP1 or NRF2 that activate this pathway. The randomized, double-blind trial will enroll approximately 120 patients with stage IV non-squamous NSCLC with NRF2 or KEAP1 mutation determined by next generation sequencing. Patients will be randomized to receive telaglenastat or placebo, in combination with pembrolizumab, carboplatin and pemetrexed. The study will include an initial safety run-in period. Co-primary endpoints are safety and investigator assessed progression-free survival, and an interim analysis is planned. This trial is expected to begin in the first half of 2020.

Evaluation of telaglenastat in combination with talazoparib (Talzenna)

In October 2018, we announced a collaboration with Pfizer to evaluate the dual mechanism poly ADP-ribose polymeriase (PARP) inhibitor talazoparib (Talzenna) in combination with telaglenastat for the treatment of patients with renal cell carcinoma and triple negative breast cancer. PARP inhibitors block repair of single stranded DNA breaks and are active cancer agents in patients with DNA repair mutations. Telaglenastat synergizes with PARP inhibitors to impair DNA synthesis, enhance DNA damage, and block cancer cell proliferation. The combination of telaglenastat with PARP inhibitors has demonstrated synergistic activity in a number of preclinical cancer models, including RCC, TNBC, CRC, NSCLC, ovarian cancer and prostate cancer. There is a potential to develop the combination therapy in patients with or without DNA repair mutations. Based on these data, we initiated a Phase 1/2 clinical trial of the combination of telaglenastat plus talazoparib in patients with RCC and TNBC in March 2019.

Evaluation of telaglenastat in combination with palbociclib (Ibrance)

In October 2018, we announced a collaboration with Pfizer to evaluate the CDK4/6 inhibitor palbociclib (Ibrance) in combination with telaglenastat for the treatment of patients with KRAS mutated colorectal cancer and patients with KRAS mutated non-small cell lung cancer. Preclinical data suggest that telaglenastat, which is designed to starve tumor cells of the key nutrient glutamine, synergizes with CDK4/6 inhibitors by enhancing cell cycle arrest and blocking cancer cell proliferation. The combination of telaglenastat with CDK4/6 inhibitors has demonstrated synergistic activity in a number of preclinical cancer models, including colorectal cancer (CRC), non-small cell lung carcinoma (NSCLC), triple negative breast cancer (TNBC) and ER+ breast cancer. Based on these data, we initiated a Phase 1/2 clinical trial of the combination of telaglenastat plus palbociclib in patients with KRAS mutated CRC and patients with KRAS mutated NSCLC in July 2019.

Evaluation of telaglenastat in additional indications

Telaglenastat is also the subject of several additional investigator-sponsored clinical trials and is available under the NIH/NCI Cancer Therapy Evaluation Program (CTEP) collaborative agreement for clinical and non-clinical studies. Investigator-sponsored Phase 2 trials are ongoing and recruiting patients with PIK3CA mutant CRC, RAS wild-type CRC and myelosdysplastic syndrome (MDS). A clinical trial in patients with PIK3CA mutant CRC is ongoing at Case Western and Cleveland Clinic. This research is supported by a Stand Up To Cancer Colorectal Cancer Dream Team Translational Research Grant (Grant Number: SU2C-AACR-DT22-17). As of the June 2018 data presentation, 16 patients have been enrolled, including 12 patients with CRC. CRC patients must have progressed on prior fluoropyrimidine-containing therapy. In the dose escalation phase of the trial, there were no dose limiting toxicities and telaglenastat plus capecitabine was well tolerated at the full dose of telaglenastat. All late-line CRC patients had progressed on at least one prior fluoropyrimidine-containing regimen. For CRC patients with PIK3CA-mutated cancer (n=7), the median PFS was 26 weeks and for patients with PIK3CA wild-type cancer (n=5) the median PFS was 16 weeks (p=0.058). These results compare favorably to historical data in third line CRC patients receiving standard of care therapies, where the median PFS is approximately 8 weeks. The Phase 2 dose expansion portion of this study in patients with PIK3CA mutant colorectal cancer is ongoing. The clinical trial in patients with KRAS wild-type CRC is ongoing at Vanderbilt evaluating telaglenastat plus panitumumab in anti-EGFR-refractory patients. Dose escalation is complete and the Phase 2 portion of this trial is ongoing. The clinical trial in patients with newly diagnosed high risk MDS is ongoing at MD Anderson Cancer Center. Phase 2 is ongoing and an interim analysis was presented at the 2019 American Society of Hematology Annual meeting.

In addition to the investigator sponsored trials, a total of five NIH/NCI CTEP trials are planned or ongoing. These trials include the following:

•	A study of telaglenastat in combination with carfilzomib and dexamethasone for the treatment of multiple myeloma
•	A study of telaglenastat plus radiation therapy and temozolomide in patients with IDH mutant glioma
•	A study of telaglenastat plus osimertinib in patients with EGFR mutant NSCLC
•	A study of telaglenastat monotherapy in patients with solid tumors with NF1, KEAP1/NRF2 or STK11 mutations
•	A study of telaglenastat plus sapanisertib in patients with advanced NSCLC with KEAP1/NRF2/STK11 mutations

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

Telaglenastat produces synergistic antitumor effects in preclinical studies when used in combination with multiple classes of standard-of-care anticancer therapies. Telaglenastat acted synergistically when combined with drugs that target the Ras/Raf and PI3K/mTOR branches of growth factor signaling pathways. The two agents acting together have a greater effect on the growth and survival of tumor cells than either agent used separately. Telaglenastat was synergistic with the epidermal growth factor receptor, or EGFR, inhibitor erlotinib (marketed as Tarceva®) in non-small cell lung cancer, or NSCLC cells, with the multikinase inhibitors sunitinib (marketed as Sutent®), sorafenib (marketed as Nexavar®), trametinib (marketed as Mekinist®), selumetinib (in development), pazopanib (marketed as Votrient®), and cabozantinib (marketed as Cabometyx®) and the mTOR inhibitors everolimus (marketed as Afinitor®) and temsirolimus (marketed as Toricel®) in RCC, cells. We believe these synergistic activities likely result from the fact that growth factor pathways also control tumor metabolism and ultimately tumor cell dependence on glutamine and glucose.

Glutaminase inhibition blocks the formation of key metabolic intermediates needed for nucleotide synthesis in cancer cells and enhances the activity of DNA synthesis blocking agents, such as CDK4/6 inhibitors, and DNA repair inhibitors, such as PARP inhibitors. Telaglenastat is synergistic with the CDK4/6 inhibitor palbociclib in ER+, estrogen-resistant breast cancer lines, which results from enhanced cell cycle blockade. Furthermore, telaglenastat was recently shown to induce double-strand DNA breaks in tumor cells and had synergistic activity in vitro and in vivo  in RCC cell lines with the PARP inhibitor olaparib (marketed as Lynparza®).

Inhibition of glutaminase also results in the reduction of the antioxidant molecule glutathione. The master transcriptional regulator NRF2 induces more than 200 genes related to antioxidant stress including genes responsible for glutathione biosynthesis. Somatic mutations in the NRF2/KEAP1 pathway are present in lung cancers, head and neck cancers, hepatocellular carcinoma and other cancer types. Lung cancer models with NRF2/KEAP1 pathway mutations showed marked sensitivity to inhibition by telaglenastat which is believed to be due to pronounced dependence on tumor cell glutathione production that is blocked by glutaminase inhibition.

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

In IND-enabling toxicity studies, telaglenastat was well tolerated, with no dose limiting toxicities observed. The plasma concentration of telaglenastat measured at the highest dose in rats in these studies was greater than ten-fold above the 300 nM concentration required in mice to achieve maximal effects on glutamine and glutamate levels in tumors and suppress tumor growth. In independent studies, telaglenastat was shown to distribute broadly to all tissues except the brain, indicating that glutaminase could be strongly inhibited in normal tissues without causing any major toxicological effects.

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

In response to tumor-secreted factors, myeloid-derived suppressor cells, or MDSCs, and neutrophils accumulate in the tumor and secrete the enzyme arginase, resulting in depletion of arginine from the tumor microenvironment. Significant infiltration by arginase-expressing myeloid cells has been reported in many solid tumor types including lung cancer, colorectal esophageal, bladder, head and neck, kidney cancer, and other tumor types. We have confirmed that arginase-expressing MDSCs are found by immunohistochemistry, or IHC, in a wide range of tumor types including non-small cell lung (both adenocarcinoma and squamous types), gastrointestinal cancers and bladder cancers. Arginase enzyme levels are elevated in the plasma of cancer patients across a wide range of malignancies. We believe that arginase inhibitors can promote an anti-tumor immune response by restoring arginine levels, thereby allowing activation of the body’s cytotoxic T-cells.

Our product candidate INCB001158, which is a potent and selective orally bioavailable inhibitor of the enzyme arginase, was discovered by us and is being co-developed with Incyte. Arginase depletes arginine, a nutrient that is critical for the activation and proliferation of the body’s cancer-fighting immune cells, such as cytotoxic T-cells and natural killer (NK)-cells. During normal activation of the immune system, arginase, which is expressed by suppressive myeloid immune cells, plays an important role in halting T-cell proliferation. But in many tumors, including lung, gastrointestinal, bladder, renal cancer, squamous cell cancer of the head and neck, and acute myeloid leukemia, arginase-expressing myeloid cells accumulate and maintain an immunosuppressive environment, blocking the ability of T-cells and NK-cells to kill cancer cells. We believe that inhibitors of arginase can promote an anti-tumor immune response by restoring arginine levels, thereby allowing activation of the body’s own immune cells, including cytotoxic T-cells and NK-cells. INCB001158 entered clinical trials in September 2016 and is currently being tested in four ongoing clinical trials. The first Phase 1b/2 trial (NCT02903914) is designed to evaluate the safety and recommended Phase 2 dose of INCB001158 as a mono-therapy and in combination with the immune checkpoint inhibitor pembrolizumab. We presented monotherapy data in June 2017 at the American Society of Clinical Oncology, or ASCO, annual meeting. In September 2019, data were presented at the European Society for Medical Oncology (ESMO) of INCB001158 as a monotherapy and in combination with the checkpoint inhibitor pembrolizumab in microsatellite stable (MSS) colorectal carcinoma patients. The study was designed as a dose escalation of INCB001158 alone and in combination with pembrolizumab followed by expansion cohorts which followed a Simon 2 Stage design. There were three monotherapy expansion cohorts (non-small cell lung cancer, colorectal carcinoma and other solid tumors) and eight combination expansion cohorts, including PD-(L)1-naïve (MSS colorectal carcinoma, head and neck cancer, gastric cancer, and mesothelioma) and PD-(L)1 refractory (non-small cell lung cancer, urothelial carcinoma, melanoma, and MSI colorectal carcinoma) patients. Results were as of the data cut-off of July 22, 2019.

Efficacy results for the pembrolizumab combination were presented for the PD-(L)1-naïve MSS colorectal carcinoma (CRC) patient cohort, which has advanced to stage 2 of a Simon 2-stage design. Among 43 response-evaluable patients who had received a median of 3 prior therapies, 3 patients achieved a confirmed partial response (7%); the historical overall response rate is 0-1% in third-line (and beyond) MSS CRC patients treated with checkpoint inhibitor therapies. Two of the three responders are ongoing at the time of data cutoff with a duration of response of 2.4+ and 7+ months respectively. The third responder had a duration of response of 6.7 months. The six-month PFS rate for the cohort was 20%. Pharmacodynamic increases in total intratumoral CD8+ cells were seen post-treatment with INCB001158 + pembrolizumab in MSS CRC patients.

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

The HNSCC cohort of PD-1 naïve patients receiving pembrolizumab and INCB001158 has also advanced to stage 2 of a Simon 2-stage design and is ongoing.

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

Our Arginase Inhibitor CB-280

Arginase has been proposed to be critical in the pathophysiology of several non-oncology diseases, including cystic fibrosis (CF). CF patients have a mutation in the gene that encodes the cystic fibrosis transmembrane-conductance regulator, or CFTR, making them particularly susceptible to progressive loss in lung function. Airway disease in CF has a complex pathophysiology and, despite recent advances in developing therapies for CF, there still remains an unmet need. CB-280 is a potent and selective oral inhibitor of arginase. Arginase plays an important role in the pathophysiology of CF airway disease. Neutrophils accumulate in the lungs of CF patients and secrete arginase. Sputum from patients with CF has elevated arginase activity leading to diminished arginine levels. Reduced arginine is thought to exacerbate pulmonary disease in CF by impairing production of nitric oxide, leading to a diminished anti-microbial immune response and impaired airway function. It is known that airways of patients with CF have lower than normal nitric oxide (NO) production, and lower NO levels directly correlate with worsened lung function and increased colonization with pathogens, including Pseudomonas aeruginosa. Research in CF patients has demonstrated that increasing arginine levels can increase the production of nitric oxide and improve lung function. In addition, published preclinical data also demonstrated that arginine-dependent NO-based signaling was associated with increased function of the CFTR (Wu et al. Molecular Pharmacology 2019). The result was that the use of an arginase inhibitor improved the function of delta 508 mutant CFTR in the presence or absence of a CFTR modulator as demonstrated by a change FLIPR fluorescence from baseline.

We, along with our pre-clinical collaborators, have validated arginase inhibitors in mouse models of CF. Based on pre-clinical studies in a mouse model of CFTR-mutated CF, we believe that arginase inhibition can lead to reduced infection and improved lung function in CF patients and that these data support the clinical development of CB-280 in CF. In February 2019, we initiated a Phase 1 trial conducted under an IND application. The first-in-human Phase 1 Single Ascending Dose trial, which is now complete, evaluated the safety, tolerability and pharmacokinetic profile of oral CB-280 in healthy volunteers. A Phase 1b clinical study in CF patients is expected to start enrollment in the first half of 2020, which will test multiple doses of CB-280 compared to placebo in 32 adult CF patients to determine a maximum tolerated dose, or MTD, range for CB-280 in CF patients. Patients will receive CB-280 or placebo for 14 days; lung function as well as microbes in sputum will be evaluated. A dose-finding expansion of this study is planned in which additional cohorts of patients will receive different doses of CB-280 or placebo for 28 days in order to select the optimal dose of CB-280 to improve lung function. For the entire study, patients will continue their existing therapies for CF (including CFTR modulators). Arginase is also thought to play an important pathophysiologic role in several other diseases, including idiopathic pulmonary fibrosis and other fibrotic diseases, primary pulmonary hypertension, acute respiratory distress syndrome, and others. Under our collaboration agreement with Incyte, we retained the sole right to develop and commercialize CB-280 in specific non-oncology rare disease indications, including CF.

Early Immuno-Oncology Programs

Our research focus has remained on metabolic enzymes. We have two earlier stage immunotherapy programs which include our candidate CB-708, which targets CD73, an enzyme in the tumor microenvironment, as well an IL4I1 inhibitor program.

CD73 is an enzyme that produces adenosine, a powerful inhibitor of immune function in tumors. CD73 is expressed across a wide range of tumors and tumor infiltrating leukocytes, and often correlates with poor prognosis. Blockade of adenosine production by CD73 inhibition is expected to reverse immunosuppression in the tumor microenvironment and enhance the immune system’s ability to fight the cancer. We have developed an orally-bioavailable small molecule inhibitor of CD73, CB-708, that has anti-tumor activity in mouse syngeneic models both as monotherapy and in combination with checkpoint inhibitors as well as chemotherapy. Preclinical data were presented at the 2019 American Association for Cancer Research annual meeting in April and the Society for Immunotherapy of Cancer meeting in November demonstrating that CB-708 is a potent and selective inhibitor of CD73 that has immune-mediated, single agent activity in syngeneic mouse tumor models. In pre-clinical studies CB-708 was well-tolerated and shows enhanced anti-tumor activity when combined with either an anti-PD-L1 immunotherapy or with chemotherapeutic agents, such as oxaliplatin or doxorubicin. Despite the promising preclinical data on CB-708, we have chosen to de-prioritized development of this program at this time and we do not have plans to advance the candidate into clinical trials this year.

IL4I1, an enzyme that is primarily expressed by tumor cells and antigen presenting cells, metabolizes phenylalanine to produce hydrogen peroxide, an inhibitor of T-cell function. IL4I1 expression has been correlated with poor outcomes in several tumor types, has a potential role in immune invasion and may decrease the ability of checkpoint therapy to stimulate an anti-tumor immune response. IL4I1 expression is elevated in multiple tumor types with particularly high expression in ovarian and B-cell tumors. We have developed an investigational first-in-class, potent, orally available IL4I1 inhibitor. Preclinical data were presented at the SITC meeting in November and demonstrated that our novel small-molecule inhibitor of IL4I1 has single-agent anti-tumor activity in syngeneic mouse tumor models and augments the activity of checkpoint inhibitors.

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

We file patent applications directed to our product candidates, preclinical compounds and related technologies to establish intellectual property positions on these compounds and their uses in treating disease. We are seeking patent protection for the use of biomarkers to identify patients most likely to benefit from treatment with our product candidates. As of December 31, 2019, we owned 15 issued U.S. patents, 25 issued foreign patents, and approximately 285 pending U.S. and foreign patent applications in the following foreign jurisdictions: Argentina, Australia, Brazil, Canada, Chile, China, Colombia, Costa Rica, Ecuador, the Eurasian Patent Organization, Europe, Hong Kong, Indonesia, India, Israel, Japan, Malaysia, Mexico, New Zealand, Peru, Philippines, Russia, Singapore, South Africa, South Korea, Sri Lanka, Taiwan, Thailand, Ukraine, Venezuela, and Vietnam. We expect that these patents and patent applications, if issued, would expire between April 2031 and June 2039.

As of December 31, 2019, the intellectual property portfolio for our glutaminase inhibitor program, which includes telaglenastat, included nine issued U.S. patents. Four of these U.S. patents expire in 2032 or 2035 and claim compositions of matter for and methods of treating cancer with telaglenastat. The other U.S. patents expire between 2035 and 2037, claiming methods of treating cancer with telaglenastat. We also have 24 issued foreign patents, eight pending U.S. patent applications and 112 corresponding pending PCT and foreign patent applications directed to compositions of matter for telaglenastat and related chemical compounds, as well as methods of using these compounds. This portfolio includes one granted U.S. patent and one pending U.S. patent application relating to methods for measuring biomarkers in cancer patients to identify patients suitable for treatment with glutaminase inhibitors. We expect that these patents and patent applications, if issued, would expire between November 2032 and November 2038.

The intellectual property portfolio for our arginase inhibitor program, which includes INCB001158 and CB-280, includes issued patents and pending patent applications that we have exclusively licensed from Symbioscience as well as issued patents and pending patent applications that we own. This portfolio includes 12 issued U.S. patents, seven pending U.S. patent applications, 146 corresponding pending foreign patent applications, and 38 issued foreign patents directed to various arginase inhibitors, therapeutic methods of using the compounds, methods of making the compounds, and intermediates useful in preparing the compounds. We expect that these patents and patent applications, if issued, would expire between April 2031 and May 2038.

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

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drugs for which we may obtain regulatory approval. In the United States and markets in other countries, sales of any drugs for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities, managed care plans, private health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a drug may be separate from the process for setting the reimbursement rate that the payor will pay for the drug. One third-party payor’s decision to cover a particular drug does not ensure that other payors will also provide coverage for the drug, or will provide coverage at an adequate reimbursement rate. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development.

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

There are also a number of product candidates in preclinical and clinical development by third parties to treat cancer by targeting cellular metabolism. Our principal competitors in the fields of tumor immunology, tumor metabolism, and/or other product candidates in development for advanced cancer treatment include Agios Pharmaceuticals, Inc., Arcus Biosciences, Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, Bayer Pharma AG, Bristol-Myers Squibb Company, Celgene Corporation, Corvus Pharmaceuticals, Inc., Eisai Co., Ltd., Eli Lilly and Company, GlaxoSmithKline plc, Immunomedics Inc., Incyte Corporation, Ipsen, iTeos Therapeutics SA, Merck & Co., Merck KGaA, Nektar Therapeutics, Novartis International AG, Pfizer Inc, Roche Holdings AG and its subsidiary Genentech, Inc., Takeda Pharmaceutical Co., Ltd., and Xynomic Pharmaceuticals, Inc.

Our primary competitors in the field of Cystic Fibrosis include AbbVie, Inc., AIT Therapeutics, Inc., Corbus Pharmaceuticals, Inc., Flatley Discovery Lab, LLC, Galapagos NV, Novartis AG, Novoteris, LLC, Proteostatis Therapeutics, Inc., ProQR Therapeutics NV, Translate Bio, Inc., and Vertex Pharmaceuticals, Inc.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy, targeted drug therapy, and immunotherapy. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. Any product candidates we develop will compete with many existing drug and other therapies. To the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may not be competitive with them. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. In general, although there has been considerable progress over the past few decades in the treatment of cancer and the currently marketed therapies provide benefits to many patients, these therapies all are limited to some extent in their efficacy and frequency of adverse events, and none are successful in treating all patients. As a result, the level of morbidity and mortality from cancer remains high.

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

If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including significant administrative, civil and criminal penalties, damages, fines, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, exclusion from participation in government health care programs, such as Medicare and Medicaid, disgorgement, imprisonment, contractual damages, reputational harm and the curtailment or restructuring of our operations, any of which could harm our ability to operate our business and our results of operations.

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

Employees

As of December 31, 2019, we had 93 employees, 90 of which were full-time employees, including 29 employees with Ph.D. or M.D. degrees. Of these full-time employees, 65 employees are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Facilities

We occupy approximately 54,000 square feet of office and laboratory space in South San Francisco, California. Our lease term is through January 2024, with an option to extend another two years to January 2026. Approximately 21,000 square feet of laboratory space was leased to another biotechnology company under a sublease agreement that expired in February 2020. We believe that our facility is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Since our inception, we have incurred significant operating losses. Our net loss was $89.9 million, $54.6 million, and $27.8 million for year ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $286.1 million. To date, we have financed our operations through sales of our capital stock and payments from the Incyte Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it may be a couple of years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•	advance further into clinical trials for our existing clinical product candidates, telaglenastat, INCB001158, and CB-280;
•	continue the preclinical development of our research programs and advance candidates into clinical trials;
•	identify additional product candidates and advance them into preclinical development;
•	pursue regulatory approval of product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, commercial, regulatory and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support product development and commercialization;
•	acquire or in-license other product candidates and technologies; and
•	operate as a public company.

We have never generated any revenue from product sales and may never be profitable. To become and remain profitable, we and/or our collaborators must develop and eventually commercialize one or more products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those product candidates for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenue that is significant or large enough to achieve profitability. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, potentially prepare for commercial launch of, and seek marketing approval for our product candidates, specifically telaglenastat and INCB001158, and as we become obligated to make milestone payments pursuant to our outstanding license agreement. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution of the approved product.

Our future capital requirements will depend on many factors, including:

•

the scope, progress, results and costs of drug discovery, clinical development, laboratory testing and clinical trials for our product candidates, in particular telaglenastat, and INCB001158 and CB-280;

•	the costs, timing and outcome of any regulatory review of our product candidates, telaglenastat, INCB001158, and CB-280;
•	the cost of any other product programs we pursue;
•

the costs and timing of commercialization activities, including manufacturing, marketing, sales and distribution, for any product candidates that receive, or that we anticipate may receive, marketing approval;

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

Identifying potential product candidates and conducting preclinical studies and clinical trials are time consuming, expensive and uncertain processes that take years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales for any of our current or future product candidates. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of products that may not be commercially available for many years, if at all.

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

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may alter or delay our plans. We will need to continue to transition from a company with a research focus to a company capable of supporting development activities and, if a product candidate is approved, a company capable of supporting successful commercial activities. We may not be successful in any step in such a transition.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Sections 382 and 383 place a limitation on the amount of taxable income which can be offset by carryforward tax attributes, such as net operating losses or tax credits, after a change in control. Generally, after a change in control, a loss corporation cannot deduct carryforward tax attributes in excess of the limitation prescribed by Section 382 and 383. Therefore, certain of the Company's carryforward tax attributes may be subject to an annual limitation regarding their utilization against taxable income in future periods. As a result of the Company's IPO in 2014, the Company triggered an "ownership change" as defined in Internal Revenue Code Section 382 and related provisions. Additionally, due to stock acquired by investors and reported under Section 13(g), the Company believes that an “ownership change” occurred during 2018, as well. Subsequent ownership changes since 2018 may subject the Company to annual limitations of its net operating loss and credit carryforwards. Such annual limitation could result in the expiration of the net operating loss and credit carryforwards before utilization.

Furthermore, our ability to use our net operating losses and other tax attributes to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. Federal net operating losses generated prior to 2018 will continue to be governed by the net operating loss tax rules as they existed prior to the adoption of the new Tax Cuts and Jobs Act of 2017, or Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto. Many states have similar laws. Accordingly, our federal and state net operating losses could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted Tax Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of current year taxable income.

Our effective tax rate may fluctuate, and tax authorities may disagree with our positions and conclusions regarding certain tax positions, resulting in unanticipated costs, taxes or non-realization of expected benefits.

Our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal income tax law, changes in the mix of our profitability between jurisdictions in which we are or may become subject to tax, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable nexus, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, in which case, we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable.

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

Our drug discovery and development efforts might not generate successful product candidates.

We have invested a significant portion of our efforts and financial resources in the identification of our most advanced product candidates, telaglenastat, INCB001158 and CB-280, which are being evaluated in Phase 2, Phase 1/2 and Phase 1 clinical trials, respectively. Although we believe the Phase 2 CANTATA trial, if it meets its primary endpoint, may be sufficient to support approval of a New Drug Application by FDA, the FDA may disagree and we may be required to conduct additional trials to support the approval of telaglenastat in combination for the second or third line treatment of renal cell carcinoma. We have entered into the Incyte Collaboration Agreement for the development and commercialization of INCB001158. Pursuant to our agreement, we collaborate on and co-fund the development of INCB001158 for hematology and oncology indications, and, unless we opt out of our co-funding obligation, Incyte will fund 70% of global development costs and we will be responsible for the remaining 30%. All of our other programs are in research and preclinical development. Telaglenastat and INCB001158 will be developed for use in combination with other approved therapies, and as such, we will be dependent upon the continued marketing availability of the drugs that are used in combination with them. As a result, the timing and costs of the regulatory paths we will follow and marketing approvals remain uncertain. Our ability to generate product revenue, which may not occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of telaglenastat and INCB001158. The success of telaglenastat, INCB001158 and any other product candidates we may develop will depend on many factors, including the following:

•	successful enrollment in, and completion of, clinical trials;
•	demonstrating safety and efficacy;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates;
•	developing a sales and marketing organization or outsourcing these functions to third parties;

•	launching commercial sales of the product candidates, if and when approved, whether alone or selectively in collaboration with others;
•	our ability to successfully develop and commercialize small molecule arginase inhibitors, including INCB001158 with Incyte;
•	acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	a continued acceptable safety profile of the products following approval;
•	enforcing and defending intellectual property rights and claims; and
•	other legal, regulatory, compliance, privacy, and fraud and abuse matters.

If we do not accomplish one or more of these goals in a timely manner, or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would harm our business.

We may not be successful in our efforts to identify or discover potential product candidates for clinical development.

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

If, in the future, we are unable to establish adequate sales and marketing capabilities or to selectively enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a robust sales and marketing organization or outsource these functions to other third parties. For our small molecule arginase inhibitors in hematology and oncology indications, including INCB001158, unless we establish our own sales and marketing capabilities, we will be significantly dependent on Incyte’s sales and marketing infrastructure to effectively commercialize these products. In the future, we may choose to build a focused sales and marketing infrastructure to sell some of our product candidates, if and when they are approved.

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

There are also a number of product candidates in preclinical and clinical development by third parties to treat cancer by targeting cellular metabolism. Our principal competitors in the fields of tumor immunology, tumor metabolism, and/or other product candidates in development for advanced cancer treatment include Agios Pharmaceuticals, Inc., Arcus Biosciences, Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, Bayer Pharma AG, Bristol-Myers Squibb Company, Celgene Corporation, Corvus Pharmaceuticals, Inc., Eisai Co., Ltd., Eli Lilly and Company, GlaxoSmithKline plc, Immunomedics Inc., Incyte Corporation, Ipsen, iTeos Therapeutics SA, Merck & Co., Merck KGaA, Nektar Therapeutics, Novartis International AG, Pfizer Inc, Roche Holdings AG and its subsidiary Genentech, Inc., Takeda Pharmaceutical Co., Ltd., and Xynomic Pharmaceuticals, Inc.

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

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third party manufacturers for the manufacture of our product candidates for preclinical studies and clinical trials and for commercial supply of any of these product candidates for which we obtain marketing approval. To date, we have obtained or plan to obtain materials for telaglenastat, INCB001158 and CB-280 for our current and planned clinical trials from third-party manufacturers. We have engaged third party manufacturers to obtain the active ingredient for telaglenastat, INCB001158 and CB-280 for pre-clinical testing and clinical trials. We do not have a long-term supply agreement with any third-party manufacturers, and we purchase our required drug supply on a purchase order basis.

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

The COVID-19 coronavirus could adversely impact our business, including our clinical trials.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States, specifically California where we are headquartered, and several European countries. If the COVID-19 coronavirus continues to spread in the United States, China and

Europe, we may experience disruptions that could impact our business, clinical trials and product candidate development efforts. The extent to which the COVID-19 coronavirus may impact our business, our clinical trials and product candidate development efforts will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time.

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

We may not be able to protect, or fully exploit, our intellectual property rights throughout the world, which could impair our competitive position.

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

Even if we do secure patents in foreign jurisdictions, the legal systems in certain of those countries might require us, as examples, to do business through an entity that is partially owned by a local investor, or to grant license rights to local partners in a manner not required by the jurisdictions in which we currently operate. Requirements such as the foregoing could limit our ability to fully exploit and in the future monetize our product candidates and patents, as well as placing potential additional difficulties on our enforcement efforts in those jurisdictions.

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

•

the Physician Payments Sunshine Act requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians (as defined by such law) and physician ownership and investment interests; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers, marketing expenditures and/or drug pricing, and other state and local laws require the registration of pharmaceutical sales representatives.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, possible exclusion from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, imprisonment, integrity oversight and reporting obligations to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. If any of the health care professionals or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

Additionally, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the PPACA, enacted in 2010, made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. There continue to be, significant developments in, and continued legislative activity around, attempts to repeal or repeal and replace the PPACA. Due to these efforts, there is significant uncertainty regarding the future of the PPACA.

Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. For example, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. In addition, the Centers for Medicare & Medicaid Services issued a final rule, effective for plan year 2020 that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the PPACA for plans sold through such marketplaces. The Trump administration has also announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for the CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the PPACA. A bipartisan bill to appropriate funds for CSR payments has been introduced in the Senate, but the future of that bill is uncertain. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA. We continue to evaluate the potential impact of PPACA and its possible repeal or replacement on our business.

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

Further, there has been heightened governmental scrutiny of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Further, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services has solicited feedback on some of these measures and has implemented others under its existing authority. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. In addition, there have been and continue to be similar initiatives at the state level to reduce drug costs.

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

The UK’s withdrawal from the EU, commonly referred to as Brexit, may have a negative effect on global economic conditions, financial markets and our business.

Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom will be subject to the Transition Period until December 31, 2020 during which European Union rules will continue to apply. Negotiations between the United Kingdom and the European Union are expected to continue in relation to the customs and trading relationship between the United Kingdom and the European Union following the expiry of the Transition Period.

The lack of clarity over which EU laws and regulations will continue to be implemented in the United Kingdom after the Transition Period (including financial laws and regulations, tax and free trade agreements, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws) may negatively impact foreign direct investment in the United Kingdom, increase costs, depress economic activity and restrict access to capital. The uncertainty concerning the United Kingdom’s legal, political and economic relationship with the European Union after the Transition Period may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise).

These developments, or the perception that any of them could occur, have had, and may continue to have, a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the United Kingdom’s financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.

If the United Kingdom and the European Union are unable to negotiate acceptable withdrawal terms or if other EU Member States pursue withdrawal, barrier-free access between the United Kingdom and other EU Member States or among the European Economic Area, or EEA, overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the United Kingdom and the European Union and, in particular, any arrangements for the United Kingdom to retain access to EU markets after the Transition Period.

Such a withdrawal from the European Union is unprecedented, and it is unclear how the United Kingdom’s access to the European single market for goods, capital, services and labor within the European Union, or single market, and the wider commercial, legal and regulatory environment, will impact us.

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

We have and will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may harm our operating results.

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

If we are unable to maintain proper and effective internal controls over financial reporting, the accuracy and timeliness of our financial reporting and the market price of our common stock may be adversely affected.

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot provide effective controls and reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm also needs to attest to the effectiveness of our internal control over financial reporting.

If material weaknesses or control deficiencies occur in the future, we are unable to comply with the requirements of Section 404 in a timely manner, we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our common stock to decline.

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

Our headquarters are located at 343 Oyster Point Blvd., Suite 200, South San Francisco, California 94080 under a lease that expires in January 2024, with an option to extend another two years to January 2026. We subleased a portion of this office and laboratory space to another biotechnology company under a three-year sublease agreement that expired in February 2020. We believe that our existing facilities are adequate for our current needs, as the facilities have sufficient laboratory space to house additional employees to be hired as we expand.

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

Market Information

Our common stock commenced trading on the Nasdaq Global Select Market under the symbol "CALA" on October 2, 2014.

Holders of Record

As of March 5, 2020, there were approximately 21 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included in Part II, Item 8 of this report.

This discussion and analysis generally covers our financial condition and results of operations for the year ended December 31, 2019, including year-over-year comparisons versus the year ended December 31, 2018. Our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 7, 2019, and available free of charge on the SEC’s website at www.sec.gov and at our investor relations website www.calithera.com, includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2017 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part I, Item 1A — “Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.

Overview

We are a clinical-stage bio-pharmaceutical company focused on fighting cancer and other life-threatening diseases by discovering and developing novel small molecule drugs that target cellular metabolism. Tumor metabolism and immuno-oncology have emerged as promising new fields for cancer drug discovery, and recent clinical successes with therapeutic agents in each field have created fundamentally new potential therapies for cancer patients. With our unique approach, we have established a broad pipeline of small molecule drug candidates that target enzymes controlling metabolically critical pathways in tumor cells and immune cells. We have multiple internally discovered clinical stage compounds that are all enzyme inhibitors. While we are primarily focused on oncology, we may opportunistically develop therapeutics outside of oncology where we can leverage our existing expertise in immune cell metabolism to treat diseases with unmet need.

Through genetic mutations that alter fundamental metabolic pathways, cancer cells can acquire the ability to grow in an uncontrolled manner, but they also acquire nutrient dependencies that can differentiate them from normal cells. Targeting these nutrient dependencies by inhibiting specific metabolic pathways in cancer cells is a novel therapeutic approach to blocking the uncontrolled growth of tumors. Our lead product candidate, telaglenastat (CB-839), takes advantage of the critical dependency many cancers have on the nutrient glutamine for growth and survival. We believe telaglenastat has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers, and is the first selective allosteric glutaminase inhibitor to enter clinical trials. We retain all commercial rights to telaglenastat and have been granted a U.S. patent, which includes composition of matter coverage for telaglenastat through 2032.

We are currently developing telaglenastat in combination with standard therapies in a select set of solid tumors. Our lead development pathway is in renal cell carcinoma, or RCC, where we are evaluating telaglenastat in the CANTATA trial (NCT03428217), a global, randomized, double-blind trial designed to evaluate the safety and efficacy of telaglenastat in combination with cabozantinib versus placebo with cabozantinib in patients with advanced clear cell RCC patients who have been treated with one or two prior lines of systemic therapy. The primary endpoint is progression-free survival, or PFS, by blinded independent review, and a key secondary endpoint is overall survival. The trial is designed with registrational intent. The U.S. Food and Drug Administration, or FDA, has granted Fast Track designation to telaglenastat in combination with cabozantinib, for the treatment of patients with metastatic RCC who have received one or two prior lines of therapy. The CANTATA trial completed enrollment of 444 patients in October 2019 and we plan to report topline efficacy and safety data in late third quarter or fourth quarter 2020. In June 2019, we reported the results of the randomized, double blind, placebo-controlled ENTRATA study of telaglenastat, which met its primary endpoint. ENTRATA provides the first clinical proof of concept for telaglenastat in a randomized trial.

We also plan to develop telaglenastat for the treatment of NRF2/KEAP1 mutated non-small cell lung cancer (NSCLC). The NRF2/KEAP1 pathway is known to drive the development of certain cancers, including a significant proportion of NSCLC, through the regulation of reactive oxygen species (ROS) in a manner that makes cells highly dependent on glutaminase activity. We plan to initiate a randomized, placebo controlled trial (NCT04250545) in first line patients with non-squamous NSCLC with tumors that harbor mutations in either the KEAP1 or NRF2 gene in the first half of 2020. We will be evaluating the combination of telaglenastat plus pembrolizumab and standard chemotherapy versus placebo with pembrolizumab and standard chemotherapy. We plan to present interim data from this trial in 2021.

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

Arginase inhibitors also have potential in the treatment of cystic fibrosis; accordingly, we have selected CB-280, a unique oral arginase inhibitor, for the treatment of cystic fibrosis, or CF, patients. It is a novel oral arginase inhibitor which is solely owned by Calithera. We have completed a Phase 1 Single Ascending Dose trial to evaluate the safety, tolerability and pharmacokinetic profile of oral CB-280 in healthy volunteers and plan to open a study in CF patients in the first half of 2020. We plan to present data from this trial in 2021.

We are a fully integrated biopharmaceutical company with expertise in biology and chemistry, and our ongoing research efforts are focused on discovering additional product candidates for the treatment of cancer and other life-threatening diseases. We have discovered and developed the clinical candidate CB-708, a potent, selective, orally administered small molecule that inhibits CD73, an enzyme that converts adenosine monophosphate to generate the immunosuppressive agent adenosine. We have also developed an investigational first-in-class, potent, orally administered IL4I1 inhibitor as a novel immuno-oncology approach to cancer.

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

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification, or ASC, Revenue from Contracts with Customers (Topic 606), or ASC 606, using the modified retrospective approach. Under this approach, we recorded a cumulative adjustment to decrease accumulated deficit and deferred revenue by $8.8 million on January 1, 2018. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Stock-Based Compensation

We recognize compensation costs related to stock options granted to employees, nonemployee directors, and non-employees based on the estimated fair value of the awards on the date of grant, net of forfeitures. We account for forfeitures as they occur. We estimate the grant date fair value for employee, nonemployee directors, and non-employees, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a ratable basis over the requisite service period, which is generally the vesting period of the respective awards.

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

Income Taxes

As of December 31, 2019 and 2018, we had approximately $247.4 million and $167.3 million of federal operating loss carryforwards, respectively, and $53.5 million and $53.6 million of state operating loss carryforwards, respectively, available to reduce future taxable income. Of the federal net operating loss carryforwards, $129.3 million will begin to expire in 2030, and $118.1 million will carryforward indefinitely, while state net operating losses begin to expire in 2030.

As of December 31, 2019 and 2018, we also had research and development tax credit carryforwards of approximately $10.7 million and $8.1 million for federal purposes, respectively, and $5.1 million and $4.3 million for state purposes, respectively, available to offset future taxable income tax. If not utilized, the federal carryforwards will expire in various amounts beginning in 2030, and the state credits can be carried forward indefinitely.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. We have performed an analysis to determine whether an "ownership change" has occurred from inception to December 31, 2014. Based on this analysis, management has determined that there was an ownership change. Additionally, due to stock acquired by investors and reported under Section 13(g), we believe that an “ownership change” occurred during 2018, as well. We believe that some of our net operating losses and credit carryforwards may be limited by these ownership changes but that any limitation would not have a significant impact to the financial statements since there is no utilization of the net operating losses and credit carryforwards and a full valuation allowance exists against the net operating losses and credit carryforwards for U.S. tax purposes. Subsequent ownership changes since 2018 may subject us to annual limitations of our net operating loss and credit carryforwards. Such annual limitation could result in the expiration of the net operating loss and credit carryforwards before utilization.

Financial Overview

Collaboration Revenue

Collaboration revenue represents the portion of deferred revenue recognized from a $45.0 million upfront fee and $12.0 million milestone achieved in the first quarter of 2017, from the Incyte Collaboration Agreement. The combined transaction price of $57.0 million was recognized over the estimated period of performance under the Incyte Collaboration Agreement based on the measure of progress toward completion for the combined performance obligation, which was satisfied as of June 2018. Effective January 1, 2018, we adopted ASC 606 using the modified retrospective approach. Refer to Item 8, Notes to consolidated financial statements, Notes 2 and 11, for further information on the adoption of ASC 606 and the Incyte Collaboration Agreement.

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

The following table shows our research and development expenses for 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(in thousands)
Development candidate:
Telaglenastat (CB-839)	$51,019	$44,264
INCB001158	10,336	7,235
CB-280	4,002	3,830
Total development	65,357	55,329
Preclinical and research:
Preclinical and research	10,933	10,866
Total	$76,290	$66,195

We expect our research and development expenses will increase during the next few years as we advance our product candidates into and through clinical trials, and pursue regulatory approval of our product candidates, and as we begin our efforts in the potential commercial launch of telaglenastat for RCC, which will also require a significant investment in contract manufacturing and inventory build-up related costs.

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

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

	Years Ended December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Revenue:
Collaboration revenue	$—	$22,254	$(22,254)	-100%
Total revenue	—	22,254	(22,254)	-100%
Operating expenses:
Research and development	76,290	66,195	10,095	15%
General and administrative	16,605	13,340	3,265	24%
Total operating expenses	92,895	79,535	13,360	17%
Loss from operations	(92,895)	(57,281)	(35,614)	62%
Interest and other income, net	3,035	2,652	383	14%
Net loss	$(89,860)	$(54,629)	$(35,231)	64%

Collaboration Revenue

Collaboration revenue decreased from $22.3 million for 2018, to $0 for 2019, or 100%. The decrease related to the satisfaction of our and Incyte’s combined performance obligation under the Incyte Collaboration Agreement, for which revenue recognized in each period was determined based on the measure of progress toward the completion of the manufacturing services and technology transfer to Incyte, which occurred in June of 2018. Refer to Item 8, Notes to consolidated financial statements, Notes 2 and 11, for further information on the Incyte Collaboration Agreement.

Research and Development

Research and development expenses increased $10.1 million, or 15%, from $66.2 million for 2018 to $76.3 million for 2019. The increase of $10.1 million was due to a $6.7 million increase in the telaglenastat program, including for our CANTATA trial where we completed enrollment in 2019 and expect top-line results in late third quarter or fourth quarter of 2020, an increase of $3.1 million in the INCB001158 program, an increase of $0.2 million in the CB-280 program, and an increase of $0.1 million for investment in our early stage research programs.

General and Administrative

General and administrative expenses increased $3.3 million, or 24%, from $13.3 million for 2018 to $16.6 million for 2019. The increase of $3.3 million was primarily related to $2.1 million higher professional services costs mainly for legal and accounting services, and $1.0 million in higher personnel-related costs, primarily from higher headcount, salary increases, as well as severance payments to a former employee.

Interest and Other Income, net

Interest and other income, net increased $0.4 million, from $2.6 million for the year ended December 31, 2018 to $3.0 million for the year ended December 31, 2019. The increase of $0.4 million was due to $0.2 million higher interest income generated from higher returns on our investments, partially offset by lower average cash equivalents and investment balances compared to the prior year, and a $0.2 million increase related to the gain on the sublease of our facility.

Liquidity and Capital Resources

As of December 31, 2019, we had cash, cash equivalents and investments totaling $157.4 million. Our operations have been financed by net proceeds from the sale of shares of our capital stock and payments from the Incyte Collaboration Agreement.

In August 2017, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock. As of December 31, 2019, $131.6 million of our common stock remained available for sale, of which up to $7.6 million may be issued and sold pursuant to an at-the-market offering program for sales of our common stock under a sales agreement with Jefferies LLC, subject to certain conditions as specified in the sales agreement.

In June 2019, we sold 14,375,000 shares of common stock pursuant to an underwriting agreement with SVB Leerink LLC, Wells Fargo Securities, LLC, and William Blair & Company, LLC at a public offering price of $4.00 per share for gross proceeds of $57.5 million, resulting in net proceeds of $53.8 million after deducting underwriting fees and offering expenses.

During the year ended December 31, 2019, we sold an aggregate of 9,929,742 shares of common stock pursuant to our at-the-market offering programs with Jefferies LLC and Cowen and Company LLC, at an average price of approximately $4.54 per share for gross proceeds of $45.1 million, resulting in net proceeds of $44.0 million after deducting underwriting fees and offering expenses.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and investments as of December 31, 2019 will be sufficient for us to meet our current operating plan for at least the twelve-month period following the filing of our December 31, 2019 Form 10-K. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018
	(in thousands)
Cash used in operating activities	$(78,745)	$(64,842)
Cash (used in) provided by investing activities	$(10,784)	$52,799
Cash provided by financing activities	$98,908	$14,626

Cash Flows

Year Ended 2019 Compared with Year Ended 2018

Cash used in operations was ($78.7) million for 2019, compared to ($64.8) million for 2018. The increase of $13.9 million in cash used in operations mainly related to increased clinical trial research and development activities, primarily related to our teleglenastat, INCB001158 and CB-280 programs.

Cash (used in) provided by investing activities was ($10.8) million and $52.8 million in 2019 and 2018, respectively, and for both years primarily related to the purchase and the sale and maturity of investments.

Cash provided by financing activities was $98.9 million and $14.6 million in 2019 and 2018, respectively. In 2019, we received $53.8 million in net proceeds from the sale and issuance of common stock related to our public offering, $43.9 million in net proceeds from the issuance of common stock through our at-the-market offering programs, and $1.2 million from the issuance of common stock upon the exercise of stock options and from employee stock plan purchases. In 2018, cash provided by financing activities was related to $13.7 million in net proceeds from the issuance of common stock through our at-the-market offering program, and the issuance of common stock upon the exercise of stock options and employee stock plan purchases of $0.9 million.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2019:

	Payments Due By Period
Contractual Obligations:	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(In thousands)
Operating lease obligations (1)	$2,148	$4,898	$2,778	$—	$9,824
Less: sublease income (2)	(187)	—	—	—	(187)
Total contractual obligations (3)	$1,961	$4,898	$2,778	$—	$9,637

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

Off-Balance Sheet Arrangements

During 2019 and 2018 we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Please refer to Note 2 to our audited consolidated financial statements appearing under Part II, Item 8 for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.	Consolidated Financial Statements and Supplementary Data.

CALITHERA BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Calithera Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Calithera Biosciences, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method effective January 1, 2018.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Redwood City, California

March 11, 2020

Calithera Biosciences, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$60,437	$51,058
Short-term investments	96,924	85,095
Receivables from collaborations	482	1,997
Prepaid expenses and other current assets	1,953	2,102
Total current assets	159,796	140,252
Other assets	280	569
Restricted cash	440	440
Property and equipment, net	992	1,464
Operating lease right-of-use asset	7,260	—
Total assets	$168,768	$142,725
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,052	$1,247
Accrued and other liabilities	17,572	13,634
Total current liabilities	19,624	14,881
Noncurrent operating lease liability	6,718	—
Deferred rent	—	1,130
Total liabilities	26,342	16,011
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized as of December 31, 2019 and 2018; no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.0001 par value, 200,000 shares authorized as of December 31, 2019 and 2018; 63,514 and 38,834 shares issued and outstanding as of December 31, 2019 and 2018, respectively	6	4
Additional paid-in capital	428,479	322,993
Accumulated deficit	(286,101)	(196,170)
Accumulated other comprehensive income (loss)	42	(113)
Total stockholders’ equity	142,426	126,714
Total liabilities and stockholders’ equity	$168,768	$142,725

See accompanying notes.

Calithera Biosciences, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Collaboration revenue	$—	$22,254	$25,955
Total revenue	—	22,254	25,955
Operating expenses:
Research and development	76,290	66,195	43,111
General and administrative	16,605	13,340	12,530
Total operating expenses	92,895	79,535	55,641
Loss from operations	(92,895)	(57,281)	(29,686)
Interest and other income, net	3,035	2,652	1,860
Net loss	$(89,860)	$(54,629)	$(27,826)
Net loss per share, basic and diluted	$(1.90)	$(1.49)	$(0.84)
Weighted average common shares used to compute net loss per share, basic and diluted	47,312	36,604	32,951

See accompanying notes.

Calithera Biosciences, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(89,860)	$(54,629)	$(27,826)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	155	157	(257)
Total comprehensive loss	$(89,705)	$(54,472)	$(28,083)

See accompanying notes.

Calithera Biosciences, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2016	21,502	$2	$172,419	$(122,502)	$(13)	$49,906
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	4,351	1	38,314	—	—	38,315
Issuance of common stock in connection with public offering, net of underwriting commissions and issuance costs	7,855	1	75,385	—	—	75,386
Issuance of common stock in connection with Incyte Stock Purchase Agreement, net of issuance costs	1,720	—	7,914	—	—	7,914
Exercise of stock options	153	—	787	—	—	787
Issuance of common stock per ESPP purchase	178	—	546	—	—	546
Stock-based compensation expense	—	—	5,541	—	—	5,541
Cumulative-effect adjustment from adoption of accounting standard on stock-based compensation	—	—	—	(5)	—	(5)
Net loss	—	—	—	(27,826)	—	(27,826)
Unrealized loss on available-for-sale securities	—	—	—	—	(257)	(257)
Balance at December 31, 2017	35,759	4	300,906	(150,333)	(270)	150,307
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	2,731	—	13,729	—	—	13,729
Exercise of stock options	125	—	247	—	—	247
Issuance of common stock per ESPP purchase	219	—	674	—	—	674
Stock-based compensation expense	—	—	7,437	—	—	7,437
Cumulative-effect adjustment from adoption of ASC 606 accounting standard on revenue recognition	—	—	—	8,792	—	8,792
Net loss	—	—	—	(54,629)	—	(54,629)
Unrealized gain on available-for-sale securities	—	—	—	—	157	157
Balance at December 31, 2018	38,834	4	322,993	(196,170)	(113)	126,714
Issuance of common stock in connection with public offering, net of underwriting commissions and issuance costs	14,375	1	53,760	—	—	53,761
Issuance of common stock in connection with at-the-market offerings, net of underwriting commissions and issuance costs	9,929	1	43,967	—	—	43,968
Exercise of stock options	191	—	490	—	—	490
Issuance of common stock per ESPP purchase	185	—	732	—	—	732
Stock-based compensation expense	—	—	6,466	—	—	6,466
Cumulative-effect adjustment from adoption of ASU 2018-07 accounting standard on stock compensation	—	—	71	(71)	—	—
Net loss	—	—	—	(89,860)	—	(89,860)
Unrealized gain on available-for-sale securities	—	—	—	—	155	155
Balance at December 31, 2019	63,514	$6	$428,479	$(286,101)	$42	$142,426

See accompanying notes.

Calithera Biosciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows (Used in) Provided by Operating Activities
Net loss	$(89,860)	$(54,629)	$(27,826)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	479	505	365
Amortization of premiums (discounts) on investments	(897)	(272)	446
Stock-based compensation	6,466	7,437	5,536
Loss on disposal of property and equipment	—	—	9
Non-cash lease expense	1,366	—	—
Changes in operating assets and liabilities:
Receivables from collaborations	1,515	(855)	(1,142)
Prepaid expenses and other current assets	(26)	630	(952)
Other assets	289	(341)	62
Accounts payable	816	175	674
Accrued liabilities	2,576	4,725	4,878
Lease liability	(1,469)	—	—
Deferred revenue	—	(22,254)	31,045
Deferred rent, non-current	—	37	656
Net cash (used in) provided by operating activities	(78,745)	(64,842)	13,751

Cash Flows (Used in) Provided by Investing Activities
Purchases of investments	(153,227)	(76,107)	(194,650)
Proceeds from the sale and maturity of investments	142,450	129,120	97,448
Purchase of property and equipment	(7)	(214)	(1,229)
Net cash (used in) provided by investing activities	(10,784)	52,799	(98,431)

Cash Flows Provided by Financing Activities
Proceeds from issuance of common stock upon public offering, net	53,760	—	75,386
Proceeds from issuance of common stock under stock purchase agreement, net	—	—	7,914
Proceeds from issuance of common stock through at-the-market offerings, net	43,926	13,705	38,315
Proceeds from stock option exercises and employee stock plan purchases	1,222	921	1,333
Net cash provided by financing activities	98,908	14,626	122,948

Net increase in cash, cash equivalents, and restricted cash	9,379	2,583	38,268
Cash, cash equivalents, and restricted cash at beginning of period	51,498	48,915	10,647
Cash, cash equivalents, and restricted cash at end of period	$60,877	$51,498	$48,915

Supplemental Disclosure of Non-Cash Financing Information:
Unpaid amounts related to deferred financing costs	$68	$25	$—

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

Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Calithera Biosciences UK Limited and Calithera Biosciences Ireland Limited. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements.

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development activities. The Company has incurred net losses from operations since inception and has an accumulated deficit of $286.1 million as of December 31, 2019. The Company intends to raise additional capital through the issuance of additional equity, and potentially through strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plans. Management believes that the currently available resources will provide sufficient funds to enable the Company to meet its operating plan for at least the twelve-month period following the filing of the Company’s 2019 consolidated financial statements included in the Annual Report on Form 10-K. However, if the Company’s anticipated operating results are not achieved in future periods, management believes that planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations.

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

Receivables from Collaborations

Receivables from collaborations represent amounts due under the terms of the Company’s collaboration agreements, primarily its collaboration agreement with Incyte Corporation, or Incyte, as described in Note 11, Collaboration and Licensing Agreements - Incyte Collaboration and License Agreement, for reimbursements of certain costs. Based on its evaluation of credit worthiness and historical payment patterns, the Company did not record any allowance for doubtful accounts as of December 31, 2019 and 2018.

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

All of the Company’s collaboration revenue and the majority of the Company’s receivables from collaborations are derived from its collaboration and license agreement with Incyte Corporation, or Incyte, as described in Note 11, Collaboration and Licensing Agreements - Incyte Collaboration and License Agreement.

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

The Company had no contract assets during the years ended December 31, 2019 and 2018. The Company had no contract liabilities during the year ended December 31, 2019. During the year ended December 31, 2018, the Company’s contract liabilities, which consisted of deferred revenue, decreased $31.0 million related to revenue recognized in the period related to amounts included in the contract liability at the beginning of the period. In addition, the Company recorded a cumulative adjustment to decrease accumulated deficit and deferred revenue by $8.8 million upon the adoption of ASC 606 on January 1, 2018, using the modified retrospective approach. For the years ended December 31, 2019 and 2018, the Company did not recognize any revenue from performance obligations satisfied in previous periods.

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

Deferred Rent

Rent expense is recognized on a straight-line basis over the noncancelable term of the Company’s operating lease. Prior to the adoption of ASU NO. 2016-02, Leases (Topic 842), or ASU 842, the Company recorded the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Incentives granted under the Company’s facility leases, including allowances to fund leasehold improvements, are deferred and are recognized as adjustments to rental expense on a straight-line basis over the term of the lease.

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

Stock-Based Compensation

Stock-based awards issued to employees, non-employee directors of the board, and non-employees, including stock options and stock purchased under the employee stock purchase plan, are recorded at fair value as of the grant date using the Black-Scholes option-pricing model and recognized as expense on a ratable basis over the employee or director’s requisite service period (generally the vesting period).

Because stock compensation expense is based on awards ultimately expected to vest, it is reduced by forfeitures. The Company has elected to account for forfeitures as they occur.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In 2016, the Financial Accounting Standards Board, or FASB, issued ASU 842, which is aimed at making leasing activities more transparent, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability. The ASU was previously required to be applied with a modified retrospective approach to each prior reporting period presented. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, or ASU No. 2018-11. In issuing ASU No. 2018-11, the FASB is permitting another transition method for ASU 2016-02, which allows the transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the ASU on January 1, 2019, using a modified retrospective approach, and elected the transition method, which allowed the Company to record a cumulative adjustment to its accumulated deficit upon adoption. The consolidated financial statements for the year ended December 31, 2019, are presented under the new standard, while previous periods are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy. The Company elected the practical expedients upon transition to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company also elected the practical expedient for lessees to combine lease and non-lease components for all asset classes, and elected the practical expedient to use hindsight in determining the lease term and in assessing impairment of the Company’s right-of-use assets. Upon adoption, the Company recognized in the consolidated balance sheet an operating lease right-of-use asset and lease liability of approximately $8.6 million and $9.7 million, respectively, and eliminated the previously recorded deferred rent of $1.2 million, related to its facility lease. There was no impact to accumulated deficit upon adoption. Refer to Note 5, Commitments and Contingencies, Facilities Lease, for more information.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07. The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The ASU also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). The Company adopted the ASU on January 1, 2019. Upon adoption, the Company recorded a cumulative-effect adjustment of $71,000 to accumulated deficit in the consolidated statement of stockholders’ equity.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. The Company adopted this new guidance and included this information in its condensed consolidated statements of stockholders’ equity in its 2019 Quarterly Reports on Form 10-Q.

Accounting Guidance Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which provides transition guidance to entities that elect the fair value option for eligible instruments. In November 2019, the FASB issued ASU 2019-10 which extends the effective date of the standards for smaller reporting companies to interim and annual periods beginning after December 15, 2022. These standards require using a modified retrospective approach with the cumulative effect recognized as an adjustment to retained earnings. A prospective transition approach is required for debt securities that have recognized an other-than-temporary impairment prior to the effective date. For the Company’s receivables from collaborations and certain other financial instruments, the Company will be required to use a forward-looking “expected” credit loss model instead of the existing “incurred” credit loss model, which will generally result in earlier recognition of allowances for credit losses. The Company plans to adopt this standard effective January 1, 2023. The Company is currently evaluating the effect the guidance will have on its financial statements or disclosures.

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

In November 2018, the FASB issued ASU 2018-18—Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, or ASU 2018-18. This standard provides guidance on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808) by aligning the unit of account guidance between the two topics and clarifying whether certain transactions between collaborative participants should be accounted for as revenue under Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements and related disclosures.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$45,743	$—	$—	$45,743
Corporate notes and commercial paper	—	55,770	—	55,770
U.S. treasury securities	—	38,739	—	38,739
U.S. government agency securities	—	16,603	—	16,603
Total financial assets	$45,743	$111,112	$—	$156,855

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$14,077	$—	$—	$14,077
Corporate notes and commercial paper	—	73,733	—	73,733
U.S. treasury securities	—	20,334	—	20,334
U.S. government agency securities	—	28,072	—	28,072
Total financial assets	$14,077	$122,139	$—	$136,216

4. Balance Sheet Components

Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities, and restricted cash consisted of the following (in thousands):

	December 31, 2019				December 31, 2018
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$45,743	$—	$—	$45,743	$14,077	$—	$—	$14,077
Corporate notes and commercial paper	55,761	13	(4)	55,770	73,769	—	(36)	73,733
U.S. treasury securities	38,710	29	—	38,739	20,334	4	(4)	20,334
U.S. government agency securities	16,599	4	—	16,603	28,149	—	(77)	28,072
	$156,813	$46	$(4)	$156,855	$136,329	$4	$(117)	$136,216
Classified as:
Cash equivalents				$59,491				$50,681
Short-term investments				96,924				85,095
Restricted cash				440				440
Total cash equivalents, restricted cash and investments				$156,855				$136,216

At December 31, 2019, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of December 31, 2019, unrealized losses on cash equivalents and investments were insignificant. The gross unrealized loss that had been in a continuous loss position for 12 months or longer was $0 and $59,000 as of December 31, 2019 and 2018, respectively. The Company does not intend to sell its securities that are in an unrealized loss position, and it is unlikely that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be maturity. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis. As of December 31, 2019, the Company had a total of $157.8 million in cash, cash equivalents, restricted cash and investments, which included $0.9 million in cash and $156.9 million in cash equivalents, restricted cash and investments.

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2019	2018
Research and development equipment	$2,112	$2,132
Furniture and office equipment	167	167
Computer equipment	601	595
Software	80	80
Leasehold improvements	1,234	1,234
Total property and equipment	4,194	4,208
Less: accumulated depreciation	(3,202)	(2,744)
Property and equipment, net	$992	$1,464

Property and equipment depreciation expense for the years ended December 31, 2019, 2018, and 2017 was $479,000, $505,000, and $365,000, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Accrued clinical and manufacturing expenses	$8,270	$6,316
Accrued payroll and related expenses	5,045	3,529
Collaboration reimbursement advances	1,547	2,467
Current portion of lease liability	1,478	—
Other	1,232	1,322
Total accrued liabilities	$17,572	$13,634

5. Commitments and Contingencies

Facilities Lease

On January 1, 2019, the Company adopted ASU 842, which requires leases with a duration greater than twelve months to be recognized on the balance sheet. The Company adopted the standard using the modified retrospective approach with an effective date as of the beginning of the Company’s fiscal year, January 1, 2019. Prior period financial information was not recast under the new standard, and therefore, those amounts are not presented below. The Company elected the package of transition provisions available for expired or existing contracts, which allowed it to carryforward its historical assessments of 1) whether contracts are or contain leases, 2) lease classification and 3) initial direct costs. The Company also elected the hindsight practical expedient, and elected to not separate lease and non-lease components.

The Company has a non-cancelable facility lease agreement, or the Lease, for office and laboratory facilities in South San Francisco, California, with a remaining lease term of 4.09 years, through January 2024, and a two-year renewal option prior to expiration. The renewal option to extend the Lease was not considered in the determination of the right-of-use asset or the lease liability for the Lease as the Company did not consider it reasonably certain that it would exercise any such option. The Lease has rent escalation clauses through the lease term and provided for tenant improvement allowances up to $499,900, which were fully utilized by December 2017 and included in the calculation of the lease liability. The Lease provides that the Company is obligated to pay certain variable costs, including taxes and operating expenses. The Lease is classified as an operating lease. The Company has measured the present value of its lease liability using an estimated incremental borrowing rate of 9%. In addition, the Company has a non-cancelable sublease agreement for a portion of its facilities through February 2020. The sublease agreement provides that the subtenant is obligated to pay its share of the variable costs under the Lease.

The components of net operating lease costs included in the consolidated statement of operations for the year December 31, 2019, were as follows (in thousands):

Lease Costs for the Year Ended December 31, 2019
Straight-line rent expense related to facility operating lease	$2,177
Variable rent expense related to operating lease	1,327
Sublease income	(1,115)
Variable sublease income	(509)
Net operating lease costs	$1,880

Cash paid for amounts included in the measurement of the lease liabilities for the year ended December 31, 2019, was $2.3 million, respectively, and was included in net cash used in operating activities in the Company’s consolidated statements of cash flows.

Supplemental balance sheet information related to the Company’s operating lease as of December 31, 2019, was as follows (in thousands):

Classification
Assets:
Operating lease right-of-use asset	$7,260
Current Liabilities:
Current portion included in accrued and other liabilities	$1,478
Noncurrent Liabilities:
Noncurrent operating lease liability	$6,718

The maturities of the Company’s lease liability as of December 31, 2019, were as follows (in thousands):

Year ending December 31:
2020	$2,148
2021	2,413
2022	2,485
2023	2,559
2024	219
Total lease payments	9,824
Less: interest	(1,628)
Present value of lease liability	$8,196

The Company has an existing letter of credit of $440,000 as a security deposit to the lease. The lessor shall be entitled to draw on the letter of credit in the event of any uncured default by the Company under the terms of the lease.

Expenses and income associated with the Company’s operating leases were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Rent expense	$3,504	$3,439	$3,445
Sublease income/gain	(1,624)	(1,566)	(1,277)

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

6. Stockholders’ Equity

Public Offering

In March 2017, the Company entered into an underwriting agreement with Leerink Partners LLC, as representative of several underwriters named therein (collectively, the “2017 Underwriters”), pursuant to which the Company issued and sold 7,854,500 shares of common stock, including 1,024,500 shares sold pursuant to the 2017 Underwriters’ exercise in full of their option to purchase additional shares. The price to the public in the offering was $10.25 per share, and the 2017 Underwriters purchased the shares from the Company at a price of $9.64 per share. The net proceeds to the Company from this public offering were approximately $75.4 million, after deducting underwriting discounts and commissions and other offering expenses.

In June 2019, the Company entered into an underwriting agreement with SVB Leerink LLC, Wells Fargo Securities, LLC, and William Blair & Company, LLC (collectively, the 2019 Underwriters), pursuant to which the Company issued and sold 14,375,000 shares of common stock, including 1,875,000 shares sold pursuant to the 2019 Underwriters’ exercise in full of their option to purchase additional shares. The price to the public in the offering was $4.00 per share, and the 2019 Underwriters purchased the shares from the Company at a price of $3.76 per share. The net proceeds to the Company from this public offering were approximately $53.8 million, after deducting underwriting discounts and commissions and other offering expenses.

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

In August 2017, the Company entered into a sales agreement with Cowen, as sales agent and underwriter, pursuant to which the Company could issue and sell shares of its common stock with an aggregate maximum offering price of $50.0 million under an at-the-market offering program, or ATM program. The Company paid Cowen up to 3% of gross proceeds for any common stock sold through the sales agreement. In December 2019, the Company terminated its sales agreement with Cowen and Company LLC.

In December 2019, the Company entered into a sales agreement with Jefferies LLC, or Jefferies, as sales agent and underwriter, pursuant to which the Company could issue and sell shares of its common stock with an aggregate maximum offering price of $50.0 million under an at-the-market offering program, or the Jefferies ATM program. The Company will pay Jefferies up to 3% of gross proceeds for any common stock sold through the sales agreement.

During the year ended December 31, 2019, the Company sold an aggregate of 9,929,742 shares under its ATM programs at an average price of approximately $4.54 per share for gross proceeds of $45.1 million, resulting in net proceeds of $44.0 million after underwriting fees and offering expenses. As of December 31, 2019, $7.6 million and $0 million of common stock remained available for sale under the Jefferies and Cowen ATM programs, respectively.

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

As of December 31, 2019, approximately 506,000 shares of common stock are subject to options outstanding under the 2010 Plan.

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

As of December 31, 2019, approximately 6.3 million shares of common stock were reserved for issuance under the 2014 Plan and there were approximately 128,000 shares of common stock available for future grant. The Company issues new shares upon the exercise of options. The maximum term of options granted under the 2014 Plan is ten years. The vesting schedule of option grants are typically four years.

2018 Inducement Plan

In January 2018, the Company’s Board of Directors approved the 2018 Inducement Plan, a non-stockholder approved stock plan, under which it reserved and authorized up to 1 million shares of the Company’s common stock in order to award nonstatutory options and restricted stock unit awards to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. As of December 31, 2019, there were 1 million shares reserved under the 2018 Inducement Plan and there were approximately 920,000 shares of common stock available for future grant. The maximum term of options granted under the 2018 Inducement Plan is ten years. The vesting schedule of option grants are typically four years.

The following summarizes option activity (in thousands, except price per option data):

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price per Option	Aggregate Intrinsic Value
Outstanding — December 31, 2018	4,669	$7.86	$1,108
Options granted	2,222	$4.75
Options exercised	(191)	$3.67
Options cancelled	(187)	$8.91
Outstanding — December 31, 2019	6,513	$6.89	$5,808
Exercisable — December 31, 2019	3,525	$7.89	$3,203
Vested and expected to vest — December 31, 2019	6,513	$6.89	$5,808

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock of $5.71 per share as of December 31, 2019.

The weighted-average fair value per share of employee options granted during the years ended December 31, 2019, 2018, and 2017 were $3.46, $5.69, and $10.79, respectively. The total fair value of options that vested during the years ended December 31, 2019, 2018, 2017 was $6.7 million, $5.6 million, and $4.8 million, respectively. The aggregate intrinsic value of options exercised was $0.3 million, $0.6 million and $1.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, the weighted-average remaining contractual life was 5.97 years and 7.23 years for exercisable options and vested and expected to vest options, respectively.

Stock-Based Compensation Expense

Total stock-based compensation recognized related to the 2010 Plan, 2014 Plan and 2018 Inducement Plan was as follows (in thousands):

	Year Ended December, 31
	2019	2018	2017
Research and development	$3,223	$3,187	$2,243
General and administrative	2,886	3,233	2,511
Total stock-based compensation	$6,109	$6,420	$4,754

As of December 31, 2019, the total unrecognized compensation expense related to unvested options was $10.7 million, which the Company expects to recognize over an estimated weighted average period of 2.54 years.

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

Expected Volatility—The expected volatility was estimated based on a weighted volatility using both the Company’s trading history for its common stock and the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle, or area of specialty.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

The fair value of stock option awards was estimated using a Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2019	2018	2017
Expected term	5.3 - 6.1 years	5.3 - 6.1 years	5.3 - 6.1 years
Volatility	84.6% - 85.7%	84.4% - 95.7%	68.9% - 95.0%
Risk-free interest rate	1.42% - 2.60%	2.40% - 3.10%	1.80% - 2.27%
Expected dividend rate	—%	—%	—%

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

The ESPP allows eligible employees to purchase shares of the Company's common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to certain plan limitations. Through December 9, 2018, the ESPP provided for 24-month offering periods with four 6-month purchase periods, and at the end of each purchase period, employees were able to purchase shares at 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the last day of the purchase period. Effective beginning December 10, 2018, the ESPP provides for 6-month offering periods and a 6-month purchase period, and at the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the purchase period. As of December 31, 2019, 763,530 shares of common stock have been issued to employees participating in the ESPP and 503,120 shares were available for issuance under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such stock-based compensation expense has been recorded for the years ended December 31, 2019, 2018 and 2017.

Total stock-based compensation expense recognized related to the ESPP was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$269	$819	$639
General and administrative	88	198	143
Total stock-based compensation	$357	$1,017	$782

The Company used the following assumptions to estimate the fair value of stock offered under the ESPP for the years ended December 31, 2019, 2018 and 2017:

Year Ended December 31,
	2019	2018	2017
Expected term	0.24 - 0.50 years	0.24 - 0.86 years	0.03 - 1.74 years
Volatility	52.9% - 82.0%	61.0% - 86.6%	72.2% - 135.6%
Risk-free interest rate	1.58% - 2.55%	1.56% - 2.55%	0.76% - 1.59%
Expected dividend rate	—%	—%	—%

8. Employee Benefit Plan

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute a portion of their compensation, subject to certain limitations. The Company may make contributions to this plan at its discretion. For the year ended December, 31, 2019, the Company matched a portion of the employees’ contributions up to a defined maximum, and recognized expense of approximately $0.3 million relating to these contributions. No contributions were made by the Company to the plan for the years ended December 31, 2018 and 2017.

9. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2019, 2018, and 2017. The Company has incurred net operating losses for all the periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.

The domestic and foreign components of loss before provision for income tax are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$(89,860)	$(54,629)	$(27,826)
Foreign	—	—	—
Total	$(89,860)	$(54,629)	$(27,826)

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December, 31
	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	34.0%
State income taxes, net of federal benefit	—	0.7	0.5
Federal and state tax credits, net of reserves	2.5	4.4	5.6
Stock-based compensation	(0.4)	(1.4)	(1.8)
Other permanent differences	(0.1)	(0.1)	(2.7)
Tax Cuts and Jobs Act Remeasurement of Deferred Taxes	—	—	(63.8)
Change in valuation allowance	(23.0)	(24.6)	28.2
	0%	0%	0%

The components of the deferred tax assets and liability are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$55,531	$38,707
Tax credits, net of reserves	9,514	7,220
Accrued liabilities	1,600	1,109
Stock-based compensation	3,070	2,152
Operating lease liability	1,721	—
Other	279	273
Gross deferred tax assets	71,715	49,461
Valuation allowance	(70,190)	(49,461)
Total deferred tax assets	1,525	—
Deferred tax liability:
Operating lease right-of-use asset	(1,525)	—
Total deferred tax liability	(1,525)	—
Net deferred tax assets (liability)	$—	$—

Realization of the Company’s deferred tax assets is dependent upon the Company generating future taxable income, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance as of December 31, 2019 and 2018. The valuation allowance increased by $20.7 million for the year ended December 31, 2019, and increased by $11.3 million for the year ended December 31, 2018. ASC Topic 740 requires that the tax benefit of deductible temporary differences of carryforwards be recorded as a deferred tax asset to the extent that management assesses that realization is "more likely than not." Future realization of the tax benefit ultimately depends on the existence of sufficient taxable income within the carryback or carryforward period available under the tax law. The Company has set up the valuation allowance against the federal and state deferred tax assets because based on all available evidence, these deferred tax assets are not more likely than not to be realizable.

As of December 31, 2019 and 2018, the Company had approximately $247.4 million and $167.3 million of federal operating loss carryforwards, respectively, and $53.5 million and $53.6 million of state net operating loss carryforwards, respectively, available to reduce future taxable income. Of the federal net operating loss carryforwards, $129.3 million will begin to expire in 2030, and $118.1 million will carryforward indefinitely, while state net operating losses begin to expire in 2030.

As of December 31, 2019 and 2018, the Company also had research and development tax credit carryforwards of approximately $10.7 million and $8.1 million for federal purposes, respectively, and $5.1 million and $4.3 million for state purposes, respectively, available to offset future taxable income tax. If not utilized, the federal carryforwards will expire in various amounts beginning in 2030, and the state credits can be carried forward indefinitely.

Sections 382 and 383 place a limitation on the amount of taxable income which can be offset by carryforward tax attributes, such as net operating losses or tax credits, after a change in control. Generally, after a change in control, a loss corporation cannot deduct carryforward tax attributes in excess of the limitation prescribed by Section 382 and 383. Therefore, certain of the Company's carryforward tax attributes may be subject to an annual limitation regarding their utilization against taxable income in future periods. As a result of the Company's IPO in 2014, the Company triggered an "ownership change" as defined in Internal Revenue Code Section 382 and related provisions. Additionally, due to stock acquired by investors and reported under Section 13(g), the Company believes that an “ownership change” occurred during 2018, as well. The Company believes that some of its net operating losses and credit carryforwards may be limited by these ownership changes but that any limitation would not have a significant impact to the financial statements since there is no utilization of the net operating losses and credit carryforwards and a full valuation allowance exists against the net operating losses and credit carryforwards for U.S. tax purposes. Subsequent ownership changes since 2018 may subject the Company to annual limitations of its net operating loss and credit carryforwards. Such annual limitation could result in the expiration of the net operating loss and credit carryforwards before utilization.

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

The Act also provides for a transition to a new territorial system of taxation and generally requires companies to include certain untaxed foreign earnings of non-U.S. subsidiaries into taxable income in 2017, or Transition Tax. As the Company’s foreign subsidiaries were dormant, the Company had no Transition Tax.

The Act subjects a U.S. shareholder to current tax on global intangible low-taxed income, or GILTI, earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. As a result of no activity in the Company’s dormant foreign subsidiaries, the Company has no GILTI inclusion for the year ended 2019 and 2018.

Uncertain Tax Positions

As of December 31, 2019, the Company’s total unrecognized tax benefit was $6.0 million, of which none of the tax benefit, if recognized, would affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets.  A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2019, 2018, and 2017 is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$4,964	$3,623	$2,326
Decreases related to prior year tax positions	(6)	—	—
Additions based on tax positions related to current year	1,035	1,341	1,297
Balance at end of year	$5,993	$4,964	$3,623

The unrecognized tax benefits, if recognized and in absence of full valuation allowance, would increase the Company’s credit carryforwards and hence deferred tax assets and have no impact to the effective tax rate. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

Interest and penalties are zero, and the Company’s policy is to account for interest and penalties in tax expense on the statement of operations and comprehensive loss. The Company files income tax returns in the U.S. federal, California and various other state tax jurisdictions. All periods since inception are subject to examination by U.S. federal, California and other state tax jurisdictions, none of which are currently under examination.

10. Net Loss per Common Share

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

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	December 31,
	2019	2018	2017
Options to purchase common stock	6,513	4,669	3,571
Employee stock plan purchases	19	16	59
Total	6,532	4,685	3,630

11. Licensing and Collaboration Agreements

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

Subsequent to the adoption of ASC 606 on January 1, 2018 under the modified retrospective approach, the transaction price of the Incyte Collaboration Agreement was determined to be $57.0 million, representing the $45.0 million upfront payment and the $12.0 million developmental milestone payment from Incyte that was earned in March 2017. The $57.0 million transaction price was recognized over the performance period, based on the measure of progress toward completion for the combined performance obligation, rather than on a straight-line basis. The measure of progress towards completion was based on the effort of certain employees within the Company who dedicated time to complete the manufacturing services and technology transfer to Incyte. An $8.8 million cumulative effect adjustment to decrease the accumulated deficit and deferred revenue was recorded on January 1, 2018, as a result of applying the new standard. As of June 30, 2018, the manufacturing services and technology transfer to Incyte were determined to be substantially complete. For the year ended December 31, 2018, the Company recognized revenue from its collaboration with Incyte totaling $22.2 million related to the completion of the combined performance obligation. No revenue was recognized during the year ended December 31, 2019, related to the Incyte Collaboration Agreement.

Net costs associated with co-development activities performed under the Incyte Collaboration Agreement are included in research and development expenses in the accompanying consolidated statements of operations, with any reimbursement of costs by Incyte reflected as a reduction of such expenses. For the years ended December 31, 2019, 2018 and 2017, net costs (payable to) reimbursable by Incyte were ($0.2) million, $3.9 million and $6.4 million, respectively. As of December 31, 2019, the receivable due from Incyte was $0.5 million.

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

Under the terms of the clinical collaborations, BMS and Pfizer each provide reimbursement of certain development costs. Costs associated with development activities performed under the clinical collaborations are included in research and development expenses in the accompanying consolidated statements of operations, with any reimbursements of costs reflected as a reduction of such expenses. For the year ended December 31, 2019 and 2018, net costs reimbursed and reimbursable by BMS and Pfizer were not material to the consolidated financial statements.

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division, or Symbioscience, under which the Company has been granted the exclusive, worldwide license rights to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare, or the Symbioscience License Agreement. Under the terms of the Symbioscience License Agreement, the Company paid Symbioscience an upfront license fee of $0.3 million, which was recorded as research and development expense in 2014. No expenses were recognized related to its licensing arrangement with Mars Symbioscience for the year ended December 31, 2019, 2018 and 2017.

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

12. Selected Quarterly Financial Data (Unaudited)

Selected quarterly results from operations for the years ended December 31, 2019 and 2018 are as follows (in thousands, except per share amounts):

	2019 Quarter End
	March 31,	June 30,	September 30,	December 31,
Collaboration revenue	$—	$—	$—	$—
Operating expenses	24,403	24,912	21,127	22,453
Net loss	(23,687)	(24,152)	(20,293)	(21,728)
Basic and diluted net loss per common share	$(0.61)	$(0.58)	$(0.38)	$(0.39)

	2018 Quarter End
	March 31,	June 30,	September 30,	December 31,
Collaboration revenue	$5,189	$17,065	$—	$—
Operating expenses	19,001	20,803	19,507	20,224
Net loss	(13,206)	(3,075)	(18,849)	(19,499)
Basic and diluted net loss per common share	$(0.37)	$(0.09)	$(0.52)	$(0.51)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, management, with the participation of our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that, as of December 31, 2019, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019 as stated in their attestation report which is included herein.

Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Calithera Biosciences, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Calithera Biosciences, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Calithera Biosciences, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Calithera Biosciences, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 11, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Redwood City, California

March 11, 2020

Item 9B.Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2020 Annual Meeting of Stockholders or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our year ended December 31, 2019, under the headings “Executive Officers,” “Election of Directors,” and “Information Regarding the Board of Directors and Corporate Governance,” and is incorporated herein by reference.

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

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section titled “Executive Compensation” in our Proxy Statement.

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

(a) The following documents are filed as part of this report:

1. Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36644	3.1	10/07/2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-198355	3.4	9/19/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of common stock certificate of the Registrant.	S-1	333-198355	4.1	9/25/2014

4.3^	Description of Capital Stock.

10.1	Amended and Restated Investor Rights Agreement, among the Registrant and certain of its security holders, dated October 7, 2013, as amended.	S-1	333-198355	10.1	8/25/2014

10.2	2014 Equity Incentive Plan.	S-1	333-198355	10.4	9/25/2014

10.3	Forms of option agreement and option grant notice under the Calithera Biosciences, Inc. 2014 Equity Incentive Plan.	S-1	333-198355	10.5	9/25/2014

10.4	2014 Employee Stock Purchase Plan.	S-1	333-198355	10.6	9/25/2014

10.5	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-198355	10.13	9/19/2014

10.6	Lease between Are-Technology Center SSF, LLC and the Registrant, dated February 14, 2013.	S-1	333-198355	10.14	8/25/2014

10.7	Amendment to lease between Are-Technology Center SSF, LLC and the Registrant, dated October 30, 2013.	S-1	333-198355	10.15	8/25/2014

10.8†	Collaboration and License Agreement by and between the Registrant and Mars, Inc., dated December 9, 2014.	10-K	001-36644	10.16	3/27/2015

10.9	Second Amendment to Lease Agreement by and between ARE-Technology Center SSF, LLC and Calithera Biosciences, Inc., effective March 1, 2016.	10-Q	001-36644	10.18	5/10/2016

10.10†	Collaboration and License Agreement between Incyte Corporation and the Registrant, dated January 27, 2017.	10-Q	001-36644	10.1	5/09/2017

10.11	Third Amendment to Lease Agreement between Are-Technology Center SSF, LLC and the Registrant, dated February 28, 2017.	10-Q	001-36644	10.2	5/09/2017

10.12	Calithera Biosciences Inc. Severance Benefit Plan.	10-Q	001-36644	10.1	11/02/2017

10.13	2018 Inducement Plan.	S-8	333-223533	99.4	03/08/2018

10.14	Form of Stock Option Grant Notice and Option Agreement under the Calithera Biosciences, Inc. 2018 Inducement Plan.	S-8	333-223533	99.5	03/08/2018

23.1^	Consent of Independent Registered Public Accounting Firm.

24.1^	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1^	Certifications of Principal Executive and Financial Officer pursuant to Rule 13a-14(a).

32.1*^

Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

^	Filed herewith
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

Calithera Biosciences, Inc.

Date: March 11, 2020	By:	/s/ Susan M. Molineaux
Susan M. Molineaux, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Susan M. Molineaux and Stephanie Wong, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Susan M. Molineaux	President, Chief Executive Officer and Director	March 11, 2020
Susan M. Molineaux, Ph.D.	(Principal Executive Officer and Principal Financial Officer)

/s/ Stephanie Wong	Senior Vice President, Finance and Secretary	March 11, 2020
Stephanie Wong	(Principal Accounting Officer)

/s/ Sunil Agarwal	Director	March 11, 2020
Sunil Agarwal, M.D.

/s/ Jonathan G. Drachman	Director	March 11, 2020
Jonathan G. Drachman, M.D.

/s/ Jean M. George	Director	March 11, 2020
Jean M. George

/s/ Suzy Jones	Director	March 11, 2020
Suzy Jones

/s/ Deepa R. Pakianathan	Director	March 11, 2020
Deepa R. Pakianathan, Ph.D.

/s/ Blake Wise	Director	March 11, 2020
Blake Wise

/s/ H. Ward Wolff	Director	March 11, 2020
H. Ward Wolff