Form 10-Q
period 2020-03-31
Calithera Biosciences, Inc.
filed 2020-05-07
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 4, 2020, the registrant had 70,443,933 shares of common stock, $0.0001 par value per share, outstanding.

Calithera Biosciences, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2020

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Calithera Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$40,467	$60,437
Short-term investments	94,637	96,924
Receivables from collaborations	976	482
Prepaid expenses and other current assets	1,796	1,953
Total current assets	137,876	159,796
Other assets	558	280
Long-term investments	3,006	—
Restricted cash	440	440
Property and equipment, net	900	992
Operating lease right-of-use asset	6,898	7,260
Total assets	$149,678	$168,768
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$739	$2,052
Accrued and other liabilities	15,014	17,572
Total current liabilities	15,753	19,624
Noncurrent operating lease liability	6,260	6,718
Total liabilities	22,013	26,342
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 200,000 shares authorized as of March 31, 2020, and December 31, 2019; 64,687 and 63,514 shares issued and outstanding as of March 31, 2020, and December 31, 2019, respectively	6	6
Additional paid-in capital	438,131	428,479
Accumulated deficit	(310,547)	(286,101)
Accumulated other comprehensive income	75	42
Total stockholders’ equity	127,665	142,426
Total liabilities and stockholders’ equity	$149,678	$168,768

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$20,125	$20,239
General and administrative	4,946	4,164
Total operating expenses	25,071	24,403
Loss from operations	(25,071)	(24,403)
Interest and other income, net	625	716
Net loss	$(24,446)	$(23,687)
Net loss per share, basic and diluted	$(0.38)	$(0.61)
Weighted average common shares used to compute net loss per share, basic and diluted	64,556	38,866

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(24,446)	$(23,687)
Other comprehensive income:
Net unrealized gain on available-for-sale securities	33	106
Total comprehensive loss	$(24,413)	$(23,581)

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2019	63,514	$6	$428,479	$(286,101)	$42	$142,426
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	1,160	—	7,397	—	—	7,397
Exercise of stock options	13	—	262	—	—	262
Stock-based compensation expense	—	—	1,993	—	—	1,993
Net loss	—	—	—	(24,446)	—	(24,446)
Unrealized gain on available-for-sale securities	—	—	—	—	33	33
Balance at March 31, 2020	64,687	$6	$438,131	$(310,547)	$75	$127,665

	Three Months Ended March 31, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2018	38,834	$4	$322,993	$(196,170)	$(113)	$126,714
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	243	—	1,150	—	—	1,150
Exercise of stock options	6	—	8	—	—	8
Stock-based compensation expense	—	—	1,683	—	—	1,683
Cumulative-effect adjustment from adoption of ASU 2018-07 accounting standard on stock compensation	—	—	71	(71)	—	—
Net loss	—	—	—	(23,687)	—	(23,687)
Unrealized gain on available-for-sale securities	—	—	—	—	106	106
Balance at March 31, 2019	39,083	$4	$325,905	$(219,928)	$(7)	$105,974

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows Used in Operating Activities
Net loss	$(24,446)	$(23,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	105	125
Amortization of premiums on investments	(85)	(210)
Stock-based compensation	1,993	1,683
Non-cash lease expense	362	329
Changes in operating assets and liabilities:
Receivables from collaborations	(494)	(516)
Prepaid expenses and other current assets	231	241
Other assets	(278)	(63)
Accounts payable	(1,318)	365
Accrued liabilities	(2,682)	1,461
Lease liability	(403)	(352)
Net cash used in operating activities	(27,015)	(20,624)

Cash Flows (Used in) Provided by Investing Activities
Purchases of investments	(57,059)	(14,104)
Proceeds from sale and maturity of investments	56,458	23,100
Purchases of property and equipment	(13)	—
Net cash (used in) provided by investing activities	(614)	8,996

Cash Flows Provided by Financing Activities
Proceeds from issuance of common stock through an at-the-market offering, net	7,397	1,146
Proceeds from stock option exercises	262	8
Net cash provided by financing activities	7,659	1,154

Net decrease in cash, cash equivalents, and restricted cash	(19,970)	(10,474)
Cash, cash equivalents, and restricted cash at beginning of period	60,877	51,498
Cash, cash equivalents, and restricted cash at end of period	$40,907	$41,024

Supplemental Disclosure of Non-Cash Activities:
Unpaid amounts related to stock issuance and deferred financing costs	$74	$29

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of March 31, 2020, the statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the three months ended March 31, 2020 and 2019, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The balance sheet as of December 31, 2019 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the Securities and Exchange Commission, or SEC.

Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contract assets and contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accrued liabilities, revenue recognition, receivables from collaborations, fair value of marketable securities, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents, which consist primarily of amounts invested in money market accounts, are stated at fair value.

Investments

All investments have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such designation as of each balance sheet date. As of each balance sheet date, the Company classifies available-for-sale securities with remaining contractual maturities of more than one year as long-term investments, and those with remaining contractual maturities of one year or less as short-term investments. Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive income (loss). Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest and other income, net. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest and other income, net.

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

The Company had no contract assets or liabilities as of March 31, 2020 and December 31, 2019, and had no changes in contract assets and liabilities during the three months ended March 31, 2020 and 2019.

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

Leases

The Company accounts for its leases under ASU No. 2016-02, Leases (Topic 842), or ASU 842. Operating lease right-of-use, or ROU, assets and lease liabilities are recognized at commencement and are recorded for leases with durations greater than 12 months.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods therein. The Company adopted this guidance effective January 1, 2020. The adoption of this guidance did not have a significant impact on the Company’s disclosures.

In November 2018, the FASB issued ASU 2018-18—Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, or ASU 2018-18. This standard provides guidance on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808) by aligning the unit of account guidance between the two topics and clarifying whether certain transactions between collaborative participants should be accounted for as revenue under Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance effective on January 1, 2020. The adoption did not have a significant impact on the Company’s financial statements and related disclosures.

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

3. Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis (at least annually). Financial instruments include cash and cash equivalents, investments, receivables from collaborations, accounts payable, and accrued liabilities that approximate fair value due to their relatively short maturities.

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that were measured on a recurring basis (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$26,059	$—	$—	$26,059
Corporate notes and commercial paper	—	74,495	—	74,495
U.S. treasury securities	—	28,527	—	28,527
U.S. government agency securities	—	9,010	—	9,010
Total financial assets	$26,059	$112,032	$—	$138,091

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$45,743	$—	$—	$45,743
Corporate notes and commercial paper	—	55,770	—	55,770
U.S. treasury securities	—	38,739	—	38,739
U.S. government agency securities	—	16,603	—	16,603
Total financial assets	$45,743	$111,112	$—	$156,855

4. Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities and restricted cash, consisted of the following (in thousands):

	March 31, 2020				December 31, 2019
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$26,059	$—	$—	$26,059	$45,743	$—	$—	$45,743
Corporate notes and commercial paper	74,525	22	(52)	74,495	55,761	13	(4)	55,770
U.S. treasury securities	28,428	99	—	28,527	38,710	29	—	38,739
U.S. government agency securities	9,004	6	—	9,010	16,599	4	—	16,603
	$138,016	$127	$(52)	$138,091	$156,813	$46	$(4)	$156,855
Classified as:
Cash equivalents				$40,008				$59,491
Short-term investments				94,637				96,924
Long-term investments				3,006				—
Restricted cash				440				440
Total cash equivalents, restricted cash and investments				$138,091				$156,855

At March 31, 2020, the remaining contractual maturities of available-for-sale securities were less than 18 months. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of March 31, 2020, unrealized losses on cash equivalents and investments were $52,000 and the losses were deemed to be temporary. The gross unrealized loss that had been in a continuous loss position for 12 months or longer was $0 as of March 31, 2020, and December 31, 2019. The Company does not intend to sell its securities that are in an unrealized loss position, and it is unlikely that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be maturity. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis. As of March 31, 2020, the Company had a total of $138.5 million in cash, cash equivalents, restricted cash and investments, which includes $0.5 million in cash and $138 million in cash equivalents, restricted cash and investments.

5. Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued clinical and manufacturing expenses	$8,337	$8,270
Accrued payroll and related expenses	2,578	5,045
Collaboration reimbursement advances	1,278	1,547
Current portion of lease liability	1,533	1,478
Other	1,288	1,232
Total accrued and other liabilities	$15,014	$17,572

6. Leases

The Company has a non-cancelable facility lease agreement, or the Lease, for office and laboratory facilities in South San Francisco, California, with a remaining lease term of 3.84 years, through January 2024, and a two-year renewal option prior to expiration. The renewal option to extend the Lease was not considered in the determination of the right-of-use asset or the lease liability for the Lease as the Company did not consider it reasonably certain that it would exercise any such option. The Lease provides that the Company is obligated to pay certain variable costs, including taxes and operating expenses. The Lease is classified as an operating lease. In addition, the Company had a non-cancelable sublease agreement for a portion of its facilities through February 2020. The sublease agreement provided that the subtenant was obligated to pay its share of the variable costs under the Lease. The Company has measured the present value of its lease liability using an estimated incremental borrowing rate of 9%.

The components of net operating lease costs included in the condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended March 31,
Operating Lease Costs:	2020	2019
Straight-line rent expense related to facility operating lease	$544	$544
Variable rent expense related to operating lease	378	347
Sublease income	(187)	(275)
Variable sublease income	(93)	(133)
Net operating lease costs	$642	$483

Cash paid for amounts included in the measurement of the lease liabilities for the three months ended March 31, 2020, was $0.6 million and was included in net cash used in operating activities in the Company’s condensed consolidated statements of cash flows.

The balance sheet classification of the Company’s operating lease liability was as follows (in thousands):

	March 31, 2020	December 31, 2019
Operating Lease Liability:
Current portion included in accrued and other liabilities	$1,533	$1,478
Noncurrent operating lease liability	6,260	6,718
Total operating lease liability	$7,793	$8,196

The maturities of the Company’s lease liability as of March 31, 2020, was as follows (in thousands):

Year ending December 31:
2020 (excluding the three months ended March 31, 2020)	1,563
2021	2,413
2022	2,485
2023	2,560
2024	219
Total lease payments	9,240
Less: interest	(1,447)
Present value of lease liability	$7,793

7. Stockholders’ Equity

At-the-Market Offering

In December 2019, the Company entered into a sales agreement with Jefferies LLC, or Jefferies, as sales agent and underwriter, pursuant to which the Company could issue and sell shares of its common stock with an aggregate maximum offering price of $50.0 million under an at-the-market offering program, or the 2019 ATM program. The Company will pay Jefferies up to 3% of gross proceeds for any common stock sold through the sales agreement. During the three months ended March 31, 2020, the Company sold an aggregate of 1,160,425 shares at an average price of approximately $6.51 per share for gross proceeds of $7.6 million, resulting in net proceeds of $7.4 million after underwriting fees and offering expenses. As of March 31, 2020, the Company had sold all available shares under the 2019 ATM program.

In March 2020, the Company entered into a sales agreement with Jefferies as sales agent and underwriter, pursuant to which the Company could issue and sell shares of its common stock with an aggregate maximum offering price of $50.0 million under an at-the-market offering program, or the 2020 ATM program. The Company will pay Jefferies up to 3% of gross proceeds for any common stock sold through the sales agreement. As of March 31, 2020, no shares had been sold under the 2020 ATM program.

8. Stock-Based Compensation

A summary of stock option activity was as follows (in thousands, except weighted-average exercise price and contractual term amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Value Intrinsic
Outstanding — December 31, 2019	6,513	$6.89
Options granted	2,123	$7.41
Options exercised	(13)	$4.18
Options cancelled	(100)	$8.35
Outstanding — March 31, 2020	8,523	$7.01	7.66	$1,533
Exercisable — March 31, 2020	4,160	$7.43	6.14	$1,290

Total stock-based compensation expense related to the Company’s 2010 Equity Incentive Plan, 2014 Equity Incentive Plan, 2018 Incentive Plan, and the 2014 Employee Stock Purchase Plan was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$1,075	$779
General and administrative	918	904
Total stock-based compensation	$1,993	$1,683

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

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be anti-dilutive were as follows (in thousands):

	March 31,
	2020	2019
Options to purchase common stock	8,523	6,489
Employee stock plan purchases	80	68
Total	8,603	6,557

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

Under the Incyte Collaboration Agreement, the Company received an upfront payment of $45.0 million in February 2017. In March 2017, the Company achieved a development milestone of $12.0 million, for which the Company received payment in May of 2017. The Company is also eligible to receive up to an additional $418.0 million in potential development, regulatory and sales milestones. In April 2020, the Company filed a complaint against Incyte in the Superior Court of California, San Francisco County, asserting claims for breach of contract arising out of Incyte’s failure to pay two milestone payments the Company believes are due under the Collaboration Agreement. As of March 31, 2020, no revenue has been recognized for these two milestones as the collectability remains uncertain.

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

In accordance with ASC 606, the Company determined the transaction price to be $57.0 million, representing the $45.0 million upfront payment and the $12.0 million developmental milestone payment from Incyte that was earned in March 2017. The $57.0 million transaction price was recognized over the estimated performance period, based on the measure of progress toward completion for the combined performance obligation, which was satisfied as of June 2018. The measure of progress towards completion was based on the effort of certain employees within the Company who dedicated time to complete the manufacturing services and technology transfer to Incyte. No subsequent revenue has been recognized related to the Incyte Collaboration Agreement through March 31, 2020.

Net costs associated with co-development activities performed under the agreement are included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations, with any reimbursement of costs by Incyte reflected as a reduction of such expenses. For the three months ended March 31, 2020 and 2019, net costs reimbursable (to) from Incyte were ($0.1) million and $0.8 million, respectively. As of March 31, 2020, the receivable due from Incyte was $1.0 million.

Pfizer Collaboration Agreement

In October 2018, the Company entered into a clinical trial collaboration and supply agreement with Pfizer to evaluate Pfizer’s PARP inhibitor talazoparib (Talzenna) and CDK4/6 inhibitor palbociclib (Ibrance), each in combination with telaglenastat. Under the terms of the clinical collaboration, Pfizer provides reimbursement of certain development costs. Costs associated with development activities performed under the clinical collaboration are included in research and development expenses in the accompanying consolidated statements of operations, with any reimbursements of costs reflected as a reduction of such expenses. For the three months ended March 31, 2020 and 2019, net costs reimbursed and reimbursable by Pfizer were not material to the condensed consolidated financial statements.

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division, or Symbioscience, under which the Company has been granted the exclusive, worldwide license to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare, or the Symbioscience License Agreement. There were no expenses related to its licensing arrangement with Mars Symbioscience recorded in the three months ended March 31, 2020 and 2019.

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

11. Subsequent Event

Public Offering

In April 2020, the Company entered into an underwriting agreement with Citigroup Global Markets, Inc., or the Underwriter, pursuant to which the Company issued and sold 5,750,000 shares of common stock, including 750,000 shares sold pursuant to the Underwriter’s exercise in full of their option to purchase additional shares. The price to the public in the offering was $6.25 per share, and the Underwriter purchased the shares from the Company at a price of $5.875 per share. The net proceeds to the Company from this public offering were approximately $33.5 million, after deducting underwriting discounts and commissions and other offering expenses.

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

We are currently developing telaglenastat in combination with standard therapies in a select set of solid tumors. Our lead development pathway is in renal cell carcinoma, or RCC, where we are evaluating telaglenastat in the CANTATA trial (NCT03428217), a global, randomized, double-blind trial designed to evaluate the safety and efficacy of telaglenastat in combination with cabozantinib versus placebo with cabozantinib in patients with advanced clear cell RCC patients who have been treated with one or two prior lines of systemic therapy. The primary endpoint is progression-free survival, or PFS, by blinded independent review, and a key secondary endpoint is overall survival. The trial is designed with registrational intent. Because of the recent progress in developing new therapies for the treatment of RCC patients today, the RCC market, according to third-party market research, is expected to grow significantly, from over $4 billion in 2020 to $7 billion in 2026. The U.S. Food and Drug Administration, or FDA, has granted Fast Track designation to telaglenastat in combination with cabozantinib, for the treatment of patients with metastatic RCC who have received one or two prior lines of therapy. The CANTATA trial was fully enrolled in October 2019 and we advised at that time that we planned to report top-line efficacy and safety data from the trial in the second half of 2020, and more recently guided towards late third quarter or fourth quarter of 2020. In light of delays associated with COVID-19, we now expect top-line data in the fourth quarter of 2020. We have made accommodations to facilitate study conduct during the pandemic, including allowing patients to have scans performed at local clinical centers to facilitate compliance with the study schedule of assessments, and to receive a larger allocation of study drug in order to reduce the number of visits required to the clinical site, if necessary. While affirming that the readout is expected by the end of 2020, the updated guidance allows for additional time for activities that require visits to clinical sites, including data monitoring.

In June 2019, we reported the results of the randomized, double blind, placebo-controlled ENTRATA study of telaglenastat, which met its primary endpoint. ENTRATA provides the first clinical proof of concept for telaglenastat in a randomized trial.

We also plan to develop telaglenastat for the treatment of NRF2/KEAP1 mutated non-small cell lung cancer (NSCLC). The NRF2/KEAP1 pathway is known to drive the development of certain cancers, including a significant proportion of NSCLC, through the regulation of reactive oxygen species (ROS) in a manner that makes cells highly dependent on glutaminase activity. The randomized Phase 2 trial of telaglenastat for the treatment of lung cancer continues to progress towards multiple site openings. We will be evaluating the combination of telaglenastat plus pembrolizumab and standard chemotherapy versus placebo with pembrolizumab and standard chemotherapy. However, given the challenges associated with opening new clinical studies during the current stage of the COVID-19 pandemic, we expect to delay enrollment of the first patient until the third quarter of 2020, pending further developments in the COVID-19 situation. We plan to present interim data from this trial in 2021.

In connection with our Pfizer clinical collaboration, we have begun trials with the CDK 4/6 inhibitor IBRANCE®, and the dual-mechanism poly (ADP-ribose) polymerase (PARP) inhibitor TALZENNA®, each in combination with telaglenastat. In March 2019, we initiated a Phase 1/2 trial of the combination of telaglenastat plus Talzenna in patients with renal cell carcinoma and triple negative breast cancer. In July 2019, we initiated a Phase 1/2 trial of the combination of telaglenastat plus Ibrance in patients with KRAS mutated colorectal cancer and KRAS mutated non-small cell lung cancer. Dose escalation has been completed for both trials. Dose expansion cohorts have been temporarily paused due to the COVID-19 situation. We expect enrollment to resume in the second quarter of 2020.

Our product candidate, INCB001158 is an oral inhibitor of arginase, an enzyme that depletes the amino acid arginine, a key metabolic nutrient for T-cells. INCB001158 was discovered by Calithera and is being co-developed with Incyte Corporation, or Incyte, for oncology and hematology indications, and is currently being evaluated in Phase 1/2 trials as a monotherapy and in combination with other anti-cancer agents. Arginase depletes arginine, a nutrient that is critical for the activation and proliferation of the body’s cancer-fighting immune cells, such as cytotoxic T-cells and natural killer (NK)-cells. In some physiological circumstances such as maternal-fetal immune tolerance, arginase-mediated depletion of arginine plays an important role in suppressing the immune system. But in many tumors, arginase-expressing myeloid cells accumulate and maintain an immunosuppressive environment, blocking the ability of T-cells and NK-cells to kill cancer cells. We have demonstrated that arginase-expressing myeloid cells can accumulate in a number of cancers, including lung, gastrointestinal, bladder, renal, squamous cell head and neck and acute myeloid leukemia. We believe that inhibitors of arginase can promote an anti-tumor immune response by restoring arginine levels, thereby allowing activation of the body’s own immune cells, including cytotoxic T-cells and NK-cells. In April 2020, we filed a complaint against Incyte in the Superior Court of California, San Francisco County, asserting claims for breach of contract arising out of Incyte’s failure to pay two milestone payments we believe are due under the Collaboration and License Agreement between us and Incyte, or the Incyte Collaboration Agreement. Clinical trials being conducted by us and Incyte evaluating INCB001158 are ongoing as planned.

Arginase inhibitors also have potential in the treatment of cystic fibrosis; accordingly, we have selected CB-280, a unique oral arginase inhibitor, for the treatment of cystic fibrosis, or CF, patients. It is a novel oral arginase inhibitor which is solely owned by Calithera. We have completed a Phase 1 Single Ascending Dose trial to evaluate the safety, tolerability and pharmacokinetic profile of oral CB-280 in healthy volunteers and a Phase 1b clinical study in people with cystic fibrosis is planned. Site openings are in progress. However, given the challenges associated with opening new clinical studies during the current stage of the COVID-19 pandemic, we expect to delay enrollment in the first patient until the third quarter of 2020, pending further developments in the COVID-19 situation.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

Financial Overview

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred. Costs associated with co-development activities performed under our collaboration agreements with Incyte and Pfizer are included in research and development expenses, with any reimbursement of costs reflected as a reduction of such expenses.

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

The following table shows our research and development expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Development:
Telaglenastat (CB-839)	$15,031	$13,603
INCB001158	1,556	2,750
CB-280	1,491	1,000
Total development	18,078	17,353
Preclinical and research:
Preclinical and research	2,047	2,886
Total Research and Development	$20,125	$20,239

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation expense and other supplies. We have incurred and expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In April 2020, we filed a complaint against Incyte in the Superior Court of California, San Francisco County,

asserting claims for breach of contract arising out of Incyte’s failure to pay two milestone payments we believe are due under the Incyte Collaboration Agreement. We expect to incur higher legal expenses as this matter proceeds.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

	Three Months
	Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$20,125	$20,239	$(114)	-1%
General and administrative	4,946	4,164	782	19%
Total operating expenses	25,071	24,403	668	3%
Loss from operations	(25,071)	(24,403)	(668)	3%
Interest and other income, net	625	716	(91)	-13%
Net loss	$(24,446)	$(23,687)	$(759)	3%

Research and Development.  Research and development expenses decreased $0.1 million, or 1%, from $20.2 million for the three months ended March 31, 2019 to $20.1 million for the three months ended March 31, 2020. The decrease of $0.1 million was due to a $1.2 million decrease in the INCB001158 program and a decrease of $0.8 million for investment in our early stage research programs, partially offset by a $1.4 million increase in the telaglenastat program, including for our CANTATA trial where we completed enrollment in 2019 and expect top-line results in late fourth quarter of 2020 and an increase of $0.5 million in the CB-280 program.

General and Administrative.  General and administrative expenses increased $0.7 million, or 19%, from $4.2 million for the three months ended March 31, 2019, to $4.9 million for the three months ended March 31, 2020, primarily related to $0.5 million higher professional services costs mainly for legal and consulting services, and $0.2 million in higher facility costs related to the expiration of our sublease in February 2020.

Interest and Other Income, net.  Interest and other income, net decreased $0.1 million, or 13%, from $0.7 million for the three months ended March 31, 2019 to $0.6 million for the three months ended March 31, 2020. The decrease of $0.1 million was due to lower interest income generated from lower returns on our investments.

Liquidity and Capital Resources

As of March 31, 2020, we had cash, cash equivalents and short-term investments totaling $138.1 million. Our operations have been financed by net proceeds from the sale of shares of our capital stock and payments from the Incyte Collaboration Agreement.

In August 2017, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock. As of March 31, 2020, $124.1 million of our common stock remained available for sale, of which $50 million may be issued and sold pursuant to an at-the-market offering program for sales of our common stock under a sales agreement with Jefferies, LLC, subject to certain conditions as specified in the sales agreement.

In April 2020, we sold 5,750,000 shares of our common stock pursuant to an underwriting agreement with Citigroup Global Markets, Inc., at a public offering price of $6.25 per share for gross proceeds of $33.8 million, resulting in net proceeds of approximately $33.5 million after deducting underwriting fees and offering expenses.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and investments as of March 31, 2020 will be sufficient for us to meet our current operating plan for at least the twelve-month period following the filing of our March 31, 2020 Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially based on a number of factors including the extent and magnitude of the impact from the COVID-19 pandemic, in particular the challenges associated with opening new clinical studies. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

We plan to continue to fund our operations and capital funding needs through reimbursement of expenses under our existing collaboration agreements and through equity and/or debt financing. We may also consider further collaborations or selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are not able to secure adequate additional funding we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. The continued spread of COVID-19 and uncertain market conditions may limit our ability to access capital. Any of these actions could harm our business, results of operations and future prospects.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months
	Ended March 31,
	2020	2019
	(in thousands)
Cash used in operating activities	$(27,015)	$(20,624)
Cash (used in) provided by investing activities	$(614)	$8,996
Cash provided by financing activities	$7,659	$1,154

Cash used in operations was ($27.0) million for the three months ended March 31, 2020, compared to ($20.6) million for the three months ended March 31, 2019. The increase of $6.4 million in cash used in operations mainly related to increased clinical trial research and development activities, primarily related to our teleglenastat and CB-280 programs.

Cash (used in) provided by investing activities was ($0.6) million and $9.0 million for the three months ended March 31, 2020 and 2019, respectively, and for both periods primarily related to the purchase and the sale and maturity of investments.

Cash provided by financing activities was $7.7 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, we received $7.4 million in net proceeds from the sale and issuance of common stock related to our at-the-market offering program and $0.3 million in net proceeds from the issuance of common stock upon the exercise of stock options from employee stock plan purchases. For the three months ended March 31, 2019, we received $1.2 million in net proceeds from the sale and issuance of common stock related to our at-the-market offering program.

Contractual Obligations and Other Commitments

There have been no material changes to the contractual obligations during the three months ended March 31, 2020, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

During 2019 and the three months ended March 31, 2020, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Please refer to Note 2 to our unaudited condensed consolidated financial statements appearing under Part I, Item 1 for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2020, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2020, management, with the participation of our President and Chief Executive Officer (who serves as our principal executive officer and principal financial officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer concluded that, as of March 31, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the following risk factors, in addition to the other information contained in this report on Form 10-Q, including our financial statements and related notes and the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this report could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and our growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. The risks relating to our business set forth in our Annual Report on Form 10-K, filed with the SEC, are set forth below and are unchanged substantively as of March 31, 2020, except for those risks designated by an asterisk (*).

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*

Since our inception, we have incurred significant operating losses. Our net loss was $89.9 million and $24.4 million for year ended December 31, 2019, and the three months ended March 31, 2020, respectively. As of March 31, 2020, we had an accumulated deficit of $310.5 million. To date, we have financed our operations through sales of our capital stock and payments from the Incyte Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it may be a couple of years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

We do not have any material committed external source of funds or other support for our development efforts other than the Incyte Collaboration Agreement for the development and commercialization of small molecule arginase inhibitors in hematology and oncology indications, including INCB001158, which agreement is terminable by Incyte for convenience or following our uncured breach. If the Incyte Collaboration Agreement is terminated, we would need to obtain substantial additional sources of funding to develop INCB001158 as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our INCB001158 development program or dedicate resources allocated to other programs to fund INCB001158. We may also need to grant rights in the United States, as well as outside the United States, to INCB001158 to one or more partners.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

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

Furthermore, our ability to use our net operating losses and other tax attributes to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. Federal net operating losses generated prior to 2018 will continue to be governed by the net operating loss tax rules as they existed prior to the adoption of the new Tax Cuts and Jobs Act of 2017, or Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, signed into law on March 27, 2020, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses will be limited to 80% of current year taxable income starting in 2021. Because we had no taxable income in prior years, we do not anticipate carrying back any of our operating losses as permitted by the CARES Act.

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

Risks Related to Drug Discovery, Development and Commercialization

Our business, operations and clinical development plans and timelines could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic, on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, Clinical Research Organizations, or CROs, shippers and others. *

Our business could be adversely affected by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries worldwide, including the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency and invoked powers under the Stafford Act, the legislation that directs federal emergency disaster response, and under the Defense Production Act, the legislation that facilitates the production of goods and services necessary for national security and for other purposes. Similarly, the State of California declared a state of emergency related to the spread of COVID-19, and the Governor of California and other health officials in California have announced aggressive orders, health directives and recommendations to reduce the spread of the disease. On March 16, 2020, the Health Officer of San Mateo County, the county in which our headquarters is located, issued a “Shelter in Place” Order requiring, among other things, the closure of all non-essential businesses. Further, the Governor of California issued an executive order directing that all non-essential businesses close their physical operations and implement work-from-home schedules, effective as of March 19, 2020. We have implemented work-from-home policies for all employees. The effects of the executive order and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

We depend on a worldwide supply chain to manufacture products used in our preclinical studies and clinical trials. Quarantines, shelter-in-place and similar government orders, or the expectation that such orders, shutdowns or other restrictions could occur, whether related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which could disrupt our supply chain.

If our relationships with our suppliers or other vendors are terminated or scaled back as a result of the COVID-19 pandemic or other health epidemics, we may not be able to enter into arrangements with alternative suppliers or vendors or do so on commercially reasonable terms or in a timely manner. Switching or adding additional suppliers or vendors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new supplier or vendor commences work. As a result, delays may occur, which could adversely impact our ability to meet our desired clinical development and any future commercialization timelines. Although we carefully manage our relationships with our suppliers and vendors, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not harm our business.

In addition, our preclinical studies and clinical trials have been and may continue to be affected by the COVID-19 pandemic. Clinical site initiation, patient enrollment and activities that require visits to clinical sites, including data monitoring, have been and may continue to be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, if we are unable to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or experience additional restrictions by their institutions, city, or state our clinical trial operations could be adversely impacted.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global pandemic of COVID-19 continues to evolve rapidly. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we continue to monitor the COVID-19 situation closely.

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

Our arginase inhibitors program in hematology and oncology indications, including INCB001158, is reliant in part on Incyte for the successful development and commercialization in a timely manner. If Incyte does not devote sufficient resources to INCB001158’s development, is unsuccessful in its efforts, or chooses to terminate its agreement with us, our business, operating results and financial condition will be harmed.*

We have entered into the Incyte Collaboration Agreement under which we have granted Incyte an exclusive, worldwide license to develop and commercialize small molecule arginase inhibitors for hematology and oncology indications, including INCB001158, which is currently in Phase 1/2 clinical trials.

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

•

Incyte may develop or commercialize INCB001158 in a way that exposes us to potential litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability; and

In April 2020, we filed a complaint against Incyte in Superior Court of California, San Francisco County, asserting claims for breach of contract arising out of Incyte’s failure to pay two milestone payments we believe are due under the Incyte Collaboration Agreement. If we were to terminate our agreement with Incyte due to Incyte’s breach, or if Incyte were to terminate the agreement without cause, there could be a delay in the return of our rights to INCB001158 and the development and commercialization of INCB001158 would be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization on our own.

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

To the extent we enter into any other collaborations, we may depend on such collaborations for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of our product candidates.*

We may selectively seek additional third-party collaborators for the development and commercialization of our product candidates. Our current and any future collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. Pursuant to these arrangements and any potential future arrangements, we will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

•

Disputes may arise between the collaborators and us, for example our pending claims against Incyte, that result in the delay or termination of the research, development or commercialization of our product candidates or products or that result in costly litigation or arbitration that diverts management attention and resources;

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

Since January 2017, President Trump has signed Executive Orders designed to delay the implementation of any certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. For example, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. In addition, the Centers for Medicare & Medicaid Services issued a final rule, effective for plan year 2020 that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the PPACA for plans sold through such marketplaces. The Trump administration has also announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for the CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the PPACA. A bipartisan bill to appropriate funds for CSR payments has been introduced in the Senate, but the future of that bill is uncertain. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under PPACA have been signed into law. The Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how litigation and other efforts to repeal and replace the PPACA will impact the PPACA. We continue to evaluate the potential impact of PPACA and its possible repeal or replacement on our business.

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

Further, there has been heightened governmental scrutiny of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services has solicited feedback on some of these measures and has implemented others under its existing authority. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. In addition, there have been and continue to be similar initiatives at the state level to reduce drug costs.

The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare payment reduction sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. It is possible that additional governmental action will be taken to address the COVID-19 pandemic. We expect that healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of any of our product candidates that we successfully commercialize.

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

Risks Related to Our Common Stock

The trading price of our common stock is likely to be volatile, and purchasers of our common stock could incur substantial losses.*

Our stock price has fluctuated in the past and is likely to be volatile in the future. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	regulatory actions with respect to our product candidates or our competitors’ product and product candidates;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	results of clinical trials of our product candidates or those of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	actual and anticipated fluctuations in our quarterly operating results;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to in-license or acquire additional products or product candidates;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	uncertainties regarding the magnitude and duration of impacts we are experiencing due to COVID-19;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	inconsistent trading volume levels of our shares;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or our other stockholders;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calithera Biosciences, Inc.

Date: May 7, 2020	By:	/s/ Susan M. Molineaux
Susan M. Molineaux, Ph.D.
President and Chief Executive Officer
(Principal Executive and Principal Financial Officer)

Date: May 7, 2020	By:	/s/ Stephanie Wong
Stephanie Wong
Senior Vice President, Finance and Secretary
(Principal Accounting Officer)