Form 10-Q
period 2020-06-30
Calithera Biosciences, Inc.
filed 2020-08-10
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 6, 2020, the registrant had 70,558,711 shares of common stock, $0.0001 par value per share, outstanding.

Calithera Biosciences, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2020

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Calithera Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$114,895	$60,437
Short-term investments	39,237	96,924
Receivables from collaborations	923	482
Prepaid expenses and other current assets	1,497	1,953
Total current assets	156,552	159,796
Other assets	601	280
Restricted cash	440	440
Property and equipment, net	808	992
Operating lease right-of-use asset	6,526	7,260
Total assets	$164,927	$168,768
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$672	$2,052
Accrued and other liabilities	15,180	17,572
Total current liabilities	15,852	19,624
Noncurrent operating lease liability	5,791	6,718
Total liabilities	21,643	26,342
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 200,000 shares authorized as of June 30, 2020, and December 31, 2019; 70,559 and 63,514 shares issued and outstanding as of June 30, 2020, and December 31, 2019, respectively	7	6
Additional paid-in capital	474,098	428,479
Accumulated deficit	(330,938)	(286,101)
Accumulated other comprehensive income	117	42
Total stockholders’ equity	143,284	142,426
Total liabilities and stockholders’ equity	$164,927	$168,768

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$15,656	$20,928	$35,781	$41,167
General and administrative	5,096	3,984	10,042	8,148
Total operating expenses	20,752	24,912	45,823	49,315
Loss from operations	(20,752)	(24,912)	(45,823)	(49,315)
Interest and other income, net	361	760	986	1,476
Net loss	$(20,391)	$(24,152)	$(44,837)	$(47,839)
Net loss per share, basic and diluted	$(0.29)	$(0.58)	$(0.67)	$(1.19)
Weighted average common shares used to compute net loss per share, basic and diluted	69,516	41,303	67,036	40,091

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(20,391)	$(24,152)	$(44,837)	$(47,839)
Other comprehensive income:
Net unrealized gain on available-for-sale securities	42	45	75	151
Total comprehensive loss	$(20,349)	$(24,107)	$(44,762)	$(47,688)

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Three Months Ended June 30, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at March 31, 2020	64,687	$6	$438,131	$(310,547)	$75	$127,665
Issuance of common stock in connection with public offering, net of underwriting commissions and issuance costs	5,750	1	33,463	—	—	33,464
Exercise of stock options	20	—	52	—	—	52
Issuance of common stock per employee stock plan purchases	102	—	386	—	—	386
Stock-based compensation expense	—	—	2,066	—	—	2,066
Net loss	—	—	—	(20,391)	—	(20,391)
Unrealized gain on available-for-sale securities	—	—	—	—	42	42
Balance at June 30, 2020	70,559	$7	$474,098	$(330,938)	$117	$143,284

	Three Months Ended June 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at March 31, 2019	39,083	$4	$325,905	$(219,928)	$(7)	$105,974
Issuance of common stock in connection with public offering, net of underwriting commissions and issuance costs	14,375	1	53,760	—	—	53,761
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	150	—	1,373	—	—	1,373
Exercise of stock options	72	—	208	—	—	208
Issuance of common stock per employee stock plan purchases	91	—	378	—	—	378
Stock-based compensation expense	—	—	1,795	—	—	1,795
Net loss	—	—	—	(24,152)	—	(24,152)
Unrealized gain on available-for-sale securities	—	—	—	—	45	45
Balance at June 30, 2019	53,771	$5	$383,419	$(244,080)	$38	$139,382

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2019	63,514	$6	$428,479	$(286,101)	$42	$142,426
Issuance of common stock in connection with public offering, net of underwriting commissions and issuance costs	5,750	1	33,463	—	—	33,464
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	1,160	—	7,397	—	—	7,397
Exercise of stock options	33	—	314	—	—	314
Issuance of common stock per employee stock plan purchases	102	—	386	—	—	386
Stock-based compensation expense	—	—	4,059	—	—	4,059
Net loss	—	—	—	(44,837)	—	(44,837)
Unrealized gain on available-for-sale securities	—	—	—	—	75	75
Balance at June 30, 2020	70,559	$7	$474,098	$(330,938)	$117	$143,284

	Six Months Ended June 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2018	38,834	$4	$322,993	$(196,170)	$(113)	$126,714
Issuance of common stock in connection with public offering, net of underwriting commissions and issuance costs	14,375	1	53,760	—	—	53,761
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	393	—	2,523	—	—	2,523
Exercise of stock options	78	—	216	—	—	216
Issuance of common stock per employee stock plan purchases	91	—	378	—	—	378
Stock-based compensation expense	—	—	3,478	—	—	3,478
Cumulative-effect adjustment from adoption of ASU 2018-07 accounting standard on stock compensation	—	—	71	(71)	—	—
Net loss	—	—	—	(47,839)	—	(47,839)
Unrealized gain on available-for-sale securities	—	—	—	—	151	151
Balance at June 30, 2019	53,771	$5	$383,419	$(244,080)	$38	$139,382

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows Used In Operating Activities
Net loss	$(44,837)	$(47,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	196	250
Discounts on investments	(160)	(444)
Stock-based compensation	4,059	3,478
Non-cash lease expense	734	666
Changes in operating assets and liabilities:
Receivables from collaborations	(441)	257
Prepaid expenses and other current assets	457	401
Other assets	(321)	285
Accounts payable	(1,380)	12
Accrued liabilities	(2,502)	2,973
Lease liability	(815)	(713)
Net cash used in operating activities	(45,010)	(40,674)

Cash Flows Provided by Investing Activities
Purchases of investments	(57,059)	(51,030)
Proceeds from sale and maturity of investments	114,981	60,300
Purchases of property and equipment	(13)	—
Net cash provided by investing activities	57,909	9,270

Cash Flows Provided By Financing Activities
Proceeds from issuance of common stock upon public offering, net	33,462	54,044
Proceeds from issuance of common stock through an at-the-market offering, net	7,397	2,500
Proceeds from stock option exercises and employee stock plan purchases	700	594
Net cash provided by financing activities	41,559	57,138

Net increase in cash, cash equivalents, and restricted cash	54,458	25,734
Cash, cash equivalents, and restricted cash at beginning of period	60,877	51,498
Cash, cash equivalents, and restricted cash at end of period	$115,335	$77,232

Supplemental Disclosure of Non-Cash Activities:
Unpaid amounts related to stock issuance and deferred financing costs	$2	$284

See accompanying notes.

Calithera Biosciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization

Calithera Biosciences, Inc., or the Company, was incorporated in the State of Delaware on March 9, 2010. The Company is a clinical-stage biopharmaceutical company pioneering the discovery and development of targeted therapies that disrupt cellular metabolic pathways to preferentially block tumor cells and enhance immune-cell activity. Driven by a commitment to rigorous science and a passion for improving the lives of people impacted by cancer and other life-threatening diseases, Calithera is advancing a pipeline of first-in-clinic, oral therapeutics to meaningfully expand treatment options available to patients. The Company’s principal operations are based in South San Francisco, California, and it operates in one segment.

Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Calithera Biosciences UK Limited and Calithera Biosciences Ireland Limited. All significant intercompany accounts and transactions have been eliminated from the condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of June 30, 2020, the statements of operations, comprehensive loss, and stockholders’ equity, for the three and six months ended June 30, 2020 and 2019, and the statement of cash flows for the six months ended June 30, 2020 and 2019 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three and six-month periods are also unaudited. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The balance sheet as of December 31, 2019 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the Securities and Exchange Commission, or SEC.

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

The Company had no contract assets or liabilities as of June 30, 2020 and December 31, 2019, and had no changes in contract assets and liabilities during the six months ended June 30, 2020.

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

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software (ASC 350-40), to determine which implementation costs to capitalize as assets or expense as incurred. The internal-use software guidance in ASC 350-40 requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. A customer’s accounting for the hosting component of the arrangement is not affected by this guidance. The amendments in ASU 2018-15 are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-15 in the first quarter of 2020 and the adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that were measured on a recurring basis (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$114,738	$—	$—	$114,738
Corporate notes and commercial paper	—	21,727	—	21,727
U.S. treasury securities	—	16,005	—	16,005
U.S. government agency securities	—	1,504	—	1,504
Total financial assets	$114,738	$39,236	$—	$153,974

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$45,743	$—	$—	$45,743
Corporate notes and commercial paper	—	55,770	—	55,770
U.S. treasury securities	—	38,739	—	38,739
U.S. government agency securities	—	16,603	—	16,603
Total financial assets	$45,743	$111,112	$—	$156,855

4. Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities and restricted cash, consisted of the following (in thousands):

	June 30, 2020				December 31, 2019
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$114,738	$—	$—	$114,738	$45,743	$—	$—	$45,743
Corporate notes and commercial paper	21,633	94	—	21,727	55,761	13	(4)	55,770
U.S. treasury securities	15,984	21	—	16,005	38,710	29	—	38,739
U.S. government agency securities	1,502	2	—	1,504	16,599	4	—	16,603
	$153,857	$117	$—	$153,974	$156,813	$46	$(4)	$156,855
Classified as:
Cash equivalents				$114,297				$59,491
Short-term investments				39,237				96,924
Restricted cash				440				440
Total cash equivalents, restricted cash and investments				$153,974				$156,855

At June 30, 2020, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of June 30, 2020 and December 31, 2019, unrealized losses on cash equivalents and investments were $0 and $4,000, respectively, and none had been in a continuous loss position for 12 months or longer. As of June 30, 2020, the Company had a total of $154.6 million in cash, cash equivalents, restricted cash and investments, which includes $0.6 million in cash and $154 million in cash equivalents, restricted cash and investments.

5. Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued clinical and manufacturing expenses	$7,936	$8,270
Accrued payroll and related expenses	3,660	5,045
Collaboration reimbursement advances	1,073	1,547
Current portion of lease liability	1,590	1,478
Other	921	1,232
Total accrued and other liabilities	$15,180	$17,572

6. Leases

The Company has a non-cancelable facility lease agreement, or the Lease, for office and laboratory facilities in South San Francisco, California, with a remaining lease term of 3.6 years, through January 2024, and a two-year renewal option prior to expiration. The renewal option to extend the Lease was not considered in the determination of the right-of-use asset or the lease liability for the Lease as the Company did not consider it reasonably certain that it would exercise any such option. The Lease provides that the Company is obligated to pay certain variable costs, including taxes and operating expenses. The Lease is classified as an operating lease. In addition, the Company had a non-cancelable sublease agreement for a portion of its facilities through February 2020. The sublease agreement provided that the subtenant was obligated to pay its share of the variable costs under the Lease. The Company has measured the present value of its lease liability using an estimated incremental borrowing rate of 9%.

The components of net operating lease costs included in the condensed consolidated statement of operations for the three and six months ended June 30, 2020 and 2019, were as follows (in thousands):

	Three Months Ended June 30,
Operating Lease Costs:	2020	2019
Straight-line rent expense related to facility operating lease	$544	$544
Variable rent expense related to operating lease	369	285
Sublease income	—	(280)
Variable sublease income	—	(109)
Net operating lease costs	$913	$440

	Six Months Ended June 30,
Operating Lease Costs:	2020	2019
Straight-line rent expense related to facility operating lease	$1,088	$1,088
Variable rent expense related to operating lease	747	632
Sublease income	(187)	(555)
Variable sublease income	(93)	(242)
Net operating lease costs	$1,555	$923

Cash paid for amounts included in the measurement of the lease liabilities for the three and six months ended June 30, 2020, was $0.6 million and $1.2 million, respectively, and was included in net cash used in operating activities in the Company’s condensed consolidated statements of cash flows.

The balance sheet classification of the Company’s operating lease liability was as follows (in thousands):

	June 30, 2020	December 31, 2019

Operating Lease Liability:
Current portion included in accrued and other liabilities	$1,590	$1,478
Noncurrent operating lease liability	5,791	6,718
Total operating lease liability	$7,381	$8,196

The maturities of the Company’s lease liability as of June 30, 2020, was as follows (in thousands):

Year ending December 31:
2020 (excluding the six months ended June 30, 2020)	$979
2021	2,413
2022	2,485
2023	2,560
2024	219
Total lease payments	8,656
Less: interest	(1,275)
Present value of lease liability	$7,381

7. Stockholders’ Equity

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

In March 2020, the Company entered into a sales agreement with Jefferies as sales agent and underwriter, pursuant to which the Company could issue and sell shares of its common stock with an aggregate maximum offering price of $50.0 million under an at-the-market offering program, or the 2020 ATM program. The Company will pay Jefferies up to 3% of gross proceeds for any common stock sold through the sales agreement. As of June 30, 2020, no shares had been sold under the 2020 ATM program.

8. Stock-Based Compensation

A summary of stock option activity was as follows (in thousands, except weighted-average exercise price and contractual term amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2019	6,513	$6.89
Options granted	2,296	$7.25
Options exercised	(33)	$3.11
Options cancelled	(143)	$8.06
Outstanding — June 30, 2020	8,633	$6.98	7.47	$3,988
Exercisable — June 30, 2020	4,428	$7.38	6.03	$2,926

Total stock-based compensation expense related to the Company’s 2010 Equity Incentive Plan, 2014 Equity Incentive Plan, 2018 Inducement Plan, and the 2014 Employee Stock Purchase Plan was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$1,087	$1,107	$2,162	$1,886
General and administrative	979	688	1,897	1,592
Total stock-based compensation	$2,066	$1,795	$4,059	$3,478

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

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be anti-dilutive were as follows (in thousands):

	June 30,
	2020	2019
Options to purchase common stock	8,633	6,566
Employee stock plan purchases	19	19
Total	8,652	6,585

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

Under the Incyte Collaboration Agreement, the Company received an upfront payment of $45.0 million in February 2017. In March 2017, the Company achieved a development milestone of $12.0 million, for which the Company received payment in May of 2017. The Company is also eligible to receive up to an additional $418.0 million in potential development, regulatory and sales milestones. In April 2020, the Company filed a complaint against Incyte in the Superior Court of California, San Francisco County, asserting claims for breach of contract arising out of Incyte’s failure to pay two milestone payments the Company believes are due under the Collaboration Agreement. As of June 30, 2020, no revenue has been recognized for these two milestones as the collectability remains uncertain.

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

In accordance with ASC 606, the Company determined the transaction price to be $57.0 million, representing the $45.0 million upfront payment and the $12.0 million developmental milestone payment from Incyte that was earned in March 2017. The $57.0 million transaction price was recognized over the estimated performance period, based on the measure of progress toward completion for the combined performance obligation, which was satisfied as of June 2018. The measure of progress towards completion was based on the effort of certain employees within the Company who dedicated time to complete the manufacturing services and technology transfer to Incyte. No subsequent revenue has been recognized related to the Incyte Collaboration Agreement through June 30, 2020.

Net costs associated with co-development activities performed under the agreement are included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations, with any reimbursement of costs by Incyte reflected as a reduction of such expenses. For the three months ended June 30, 2020 and 2019, net costs reimbursable (to) from Incyte were $0.1 million and ($0.3) million, respectively. For the six months ended June 30, 2020 and 2019, net costs reimbursable (to) from Incyte were $0 and $0.5 million, respectively. As of June 30, 2020, the receivable due from Incyte was $0.9 million.

Pfizer Collaboration Agreement

In October 2018, the Company entered into a clinical trial collaboration and supply agreement with Pfizer to evaluate Pfizer’s PARP inhibitor talazoparib (Talzenna) and CDK4/6 inhibitor palbociclib (Ibrance), each in combination with telaglenastat. Under the terms of the clinical collaboration, Pfizer provides reimbursement of certain development costs. Costs associated with development activities performed under the clinical collaboration are included in research and development expenses in the accompanying consolidated statements of operations, with any reimbursements of costs reflected as a reduction of such expenses. For the three and six months ended June 30, 2020 and 2019, net costs reimbursed and reimbursable by Pfizer were not material to the condensed consolidated financial statements.

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division, or Symbioscience, under which the Company has been granted the exclusive, worldwide license to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare, or the Symbioscience License Agreement. There were no expenses related to its licensing arrangement with Mars Symbioscience recorded in the three and six months ended June 30, 2020 and 2019.

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

Overview

We are a clinical-stage bio-pharmaceutical company focused on fighting cancer and other life-threatening diseases by discovering and developing novel small molecule drugs that target cellular metabolism. Tumor metabolism and immuno-oncology have emerged as promising new fields for cancer drug discovery, and recent clinical successes with therapeutic agents in each field have created fundamentally new potential therapies for cancer patients. With our unique approach, we have established a broad pipeline of small molecule drug candidates that target enzymes controlling metabolically critical pathways in tumor cells and immune cells. We have multiple internally discovered clinical stage compounds that are all enzyme inhibitors. While we are primarily focused on oncology, we are opportunistically developing therapeutics outside of oncology where we can leverage our existing expertise in immune cell metabolism to treat diseases with unmet need.

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

We are currently developing telaglenastat in combination with standard therapies in a select set of solid tumors. Our lead development pathway is in renal cell carcinoma, or RCC, where we are evaluating telaglenastat in the CANTATA trial (NCT03428217), a global, randomized, double-blind trial designed to evaluate the safety and efficacy of telaglenastat in combination with cabozantinib versus placebo with cabozantinib in patients with advanced clear cell RCC patients who have been treated with one or two prior lines of systemic therapy. The primary endpoint is progression-free survival, or PFS, by blinded independent review, and a key secondary endpoint is overall survival. The trial is designed with registrational intent. Because of the recent progress in developing new therapies for the treatment of RCC patients today, the RCC market, according to third-party market research, is expected to grow 7.0% annually, from $3.9 billion in 2019 to $7.6 billion in 2029. The U.S. Food and Drug Administration, or FDA, has granted Fast Track designation to telaglenastat in combination with cabozantinib, for the treatment of patients with metastatic RCC who have received one or two prior lines of therapy. The CANTATA trial was fully enrolled in October 2019. We have made accommodations to facilitate study conduct during the ongoing pandemic, including allowing patients to have scans performed at local clinical centers to facilitate compliance with the study schedule of assessments, and to receive a larger allocation of study drug in order to reduce the number of visits required to the clinical site, if necessary. In light of delays associated with COVID-19, and pending further developments in the ongoing pandemic, we anticipate the CANTATA top-line results in late fourth quarter of 2020 or early first quarter 2021.

In June 2019, we reported the results of the randomized, double blind, placebo-controlled ENTRATA study of telaglenastat, which met its primary endpoint. ENTRATA provides the first clinical proof of concept for telaglenastat in a randomized trial.

We are developing telaglenastat for the treatment of KEAP1 or NRF2 mutated non-small cell lung cancer (NSCLC). Patients with KEAP1 or NRF2 mutations remain a large unmet need in the treatment of NSCLC. According to third-party market research, U.S. incidence of NSCLC is 192,208, with U.S. incidence of patients with tumor KEAP1 or NRF2 pathway mutations of 38,400 and 20%-25% of lung cancer tumors have KEAP1 or NRF2 pathway mutations. Activating mutations in the KEAP1/NRF2 pathway, which occur in an estimated 20 percent of non-squamous NSCLC patients, occur early in tumor development and drive aggressive tumor growth. Recently presented clinical data demonstrate that NSCLC patients with these mutations are associated with poor clinical outcomes among patients with NSCLC receiving front-line standard-of-care chemoimmunotherapy. Pre-clinical models have shown that activation of the KEAP1/NRF2 pathway makes tumors dependent on glutaminase activity for growth and survival, making these tumors exquisitely sensitive to inhibition of glutaminase activity by telaglenastat. In July 2020, we opened clinical sites for enrollment of the KEAPSAKE study, which is a randomized Phase 2 clinical trial of the glutaminase inhibitor telaglenastat in combination with standard-of-care therapy. The KEAPSAKE study will evaluate the safety and anti-tumor activity of telaglenastat plus standard of care immunotherapy as front-line therapy among patients with stage IV non-squamous non-small cell lung cancer who have a KEAP1 or NRF2 mutation determined by next-generation sequencing. The double-blind telaglenastat trial will enroll approximately 120 patients with stage IV non-squamous NSCLC with the KEAP1 or NRF2 mutation. Patients will be randomized to receive telaglenastat or placebo, in combination with pembrolizumab, carboplatin and pemetrexed. The study will evaluate the safety and investigator-assessed progression-free survival (PFS) of telaglenastat plus this standard of care chemoimmunotherapy regimen. Guardant360 liquid biopsy test will be provided by the study sponsor as an investigational use only (IUO) testing option for patient selection. Given the previously reported challenges associated with opening new clinical studies during the current stage of the COVID-19 pandemic, we expect to enroll the first patient in the third quarter of 2020, pending further developments in the COVID-19 situation. We plan to present interim data from this trial in 2021.

In connection with our Pfizer clinical collaboration, we initiated trials with the CDK 4/6 inhibitor IBRANCE®, and the dual-mechanism poly (ADP-ribose) polymerase (PARP) inhibitor TALZENNA®, each in combination with telaglenastat. In March 2019, we initiated a Phase 1/2 trial of the combination of telaglenastat plus Talzenna in patients with renal cell carcinoma and triple negative breast cancer. Dose escalation has been successfully completed. Following preliminary dose expansion, we are no longer developing this combination. In July 2019, we initiated a Phase 1/2 trial of the combination of telaglenastat plus Ibrance in patients with KRAS mutated colorectal cancer and KRAS mutated non-small cell lung cancer. Dose escalation has been completed and dose expansion cohorts are enrolling following a temporary pause due to the COVID-19 situation.

Our product candidate, INCB001158 is an oral inhibitor of arginase, an enzyme that depletes the amino acid arginine, a key metabolic nutrient for T-cells. INCB001158 was discovered by Calithera and is being co-developed with Incyte Corporation, or Incyte, for oncology and hematology indications, and is currently being evaluated in Phase 1/2 trials as a monotherapy and in combination with other anti-cancer agents. Enrollment is now complete in the trial with monotherapy and PD-1 combination cohorts. Arginase depletes arginine, a nutrient that is critical for the activation and proliferation of the body’s cancer-fighting immune cells, such as cytotoxic T-cells and natural killer (NK)-cells. In some physiological circumstances such as maternal-fetal immune tolerance, arginase-mediated depletion of arginine plays an important role in suppressing the immune system. But in patients with a broad array of tumors, arginase-expressing myeloid cells accumulate and maintain an immunosuppressive environment, blocking the ability of T-cells and NK-cells to kill cancer cells. We have demonstrated that arginase-expressing myeloid cells can accumulate in a number of cancers, including lung, gastrointestinal, bladder, renal, squamous cell head and neck and acute myeloid leukemia. We believe that inhibitors of arginase can promote an anti-tumor immune response by restoring arginine levels, thereby allowing activation of the body’s own immune cells, including cytotoxic T-cells and NK-cells. In April 2020, we filed a complaint against Incyte in the Superior Court of California, San Francisco County, asserting claims for breach of contract arising out of Incyte’s failure to pay two milestone payments we believe are due under the Collaboration and License Agreement between us and Incyte, or the Incyte Collaboration Agreement.

Arginase inhibitors also have potential in the treatment of cystic fibrosis; accordingly, we have selected CB-280, a unique oral arginase inhibitor, for the treatment of cystic fibrosis, or CF, patients. It is a novel oral arginase inhibitor which is solely owned by Calithera. We completed a Phase 1 Single Ascending Dose trial to evaluate the safety, tolerability and pharmacokinetic profile of oral CB-280 in healthy volunteers. In July 2020, we initiated a Phase 1b clinical trial in adult patients with cystic fibrosis and chronic airway infection. The randomized, double blind, placebo-controlled, dose escalation trial will evaluate multiple ascending doses of CB-280, dosed orally twice daily for 14 days, compared to placebo in up to 32 adult CF patients to determine a safe dose range for CB-280. The study follows the completion of a Phase 1 trial that evaluated the safety, tolerability and pharmacokinetic profile of CB-280 in healthy volunteers, which was conducted under a United States Food and Drug Administration Investigational New Drug (IND) application.

We are a fully integrated biopharmaceutical company with expertise in biology and chemistry, and our ongoing research efforts are focused on discovering additional product candidates for the treatment of cancer and other life-threatening diseases. We have discovered the clinical candidate CB-708, a potent, selective, orally administered small molecule that inhibits CD73, an enzyme that converts adenosine monophosphate to generate the immunosuppressive agent adenosine. We have also developed an investigational first-in-class, potent, orally administered IL4I1 inhibitor as a novel immuno-oncology approach to cancer.

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

The following table shows our research and development expenses for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Development candidate:
Telaglenastat (CB-839)	$11,119	$13,524	$26,150	$27,127
INCB001158	1,265	3,109	2,821	5,859
CB-280	1,552	1,337	3,043	2,337
Total development	13,936	17,970	32,014	35,323
Preclinical and research:
Preclinical and research	1,720	2,958	3,767	5,844
Total	$15,656	$20,928	$35,781	$41,167

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation expense and other supplies. We have incurred and expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC and other governing bodies and the costs related to commercial preparation and potential launch of telaglenastat. In April 2020, we filed a complaint against Incyte in the Superior Court of California, San Francisco County, asserting claims for breach of contract arising out of Incyte’s failure to pay two milestone payments we believe are due under the Incyte Collaboration Agreement. We expect to incur higher legal expenses as this matter proceeds.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

	Three Months
	Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$15,656	$20,928	$(5,272)	-25%
General and administrative	5,096	3,984	1,112	28%
Total operating expenses	20,752	24,912	(4,160)	-17%
Loss from operations	(20,752)	(24,912)	4,160	-17%
Interest and other income, net	361	760	(399)	-53%
Net loss	$(20,391)	$(24,152)	$3,761	-16%

Research and Development.  Research and development expenses decreased $5.3 million, or 25%, from $20.9 million for the three months ended June 30, 2019 to $15.7 million for the three months ended June 30, 2020. The decrease of $5.3 million was due to a $2.4 million decrease in the telaglenastat program, including for our CANTATA trial where we completed enrollment in 2019, a $1.9 million decrease in the INCB001158 program and a decrease of $1.2 million for investment in our early stage research programs, partially offset by a $0.2 million increase in the CB-280 program.

General and Administrative.   General and administrative expenses increased $1.1 million, or 28%, from $4.0 million for the three months ended June 30, 2019, to $5.1 million for the three months ended June 30, 2020, primarily related to a $0.9 million increase in personnel-related and facility costs, primarily from higher headcount, salary increases and higher stock-based compensation expense and the expansion of our office space, and $0.2 million higher professional services costs mainly for legal services related to our complaint filed against Incyte and consulting services related to commercial preparation and potential launch of telaglenastat.

Interest and Other Income, net.  Interest and other income, net decreased $0.4 million, or 53%, from $0.8 million for the three months ended June 30, 2019 to $0.4 million for the three months ended June 30, 2020. The decrease of $0.4 million was primarily due to lower interest income generated from lower returns on our investments.

Comparison of the Six Months Ended June 30, 2020 and 2019

	Six Months
	Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$35,781	$41,167	$(5,386)	-13%
General and administrative	10,042	8,148	1,894	23%
Total operating expenses	45,823	49,315	(3,492)	-7%
Loss from operations	(45,823)	(49,315)	3,492	-7%
Interest and other income, net	986	1,476	(490)	-33%
Net loss	$(44,837)	$(47,839)	$3,002	-6%

Research and Development.  Research and development expenses decreased $5.4 million, or 13%, from $41.2 million for the six months ended June 30, 2019 to $35.8 million for the six months ended June 30, 2020. The decrease of $5.4 million was due to a $3.0 million decrease in the INCB001158 program, a decrease of $2.1 million for investment in our early stage research programs, and a $1.0 million decrease in the telaglenastat program, including for our CANTATA trial where we completed enrollment in 2019, partially offset by an increase of $0.7 million in the CB-280 program.

General and Administrative.  General and administrative expenses increased $1.9 million, or 23%, from $8.1 million for the six months ended June 30, 2019, to $10.0 million for the six months ended June 30, 2020, primarily related to a $1.0 million increase in personnel-related and facility costs, primarily from higher headcount, salary increases and higher stock-based compensation expense and the expansion of our office space, and a $0.9 million increase in professional services costs mainly for legal services related to our complaint filed against Incyte and consulting services related to commercial preparation and potential launch of telaglenastat.

Interest and Other Income, net.  Interest and other income, net decreased $0.5 million, or 33%, from $1.5 million for the six months ended June 30, 2019 to $1.0 million for the six months ended June 30, 2020. The decrease of $0.5 million was primarily due to lower interest income generated from lower returns on our investments.

Liquidity and Capital Resources

As of June 30, 2020, we had cash, cash equivalents and short-term investments totaling $154.1 million. Our operations have been financed by net proceeds from the sale of shares of our capital stock and payments from the Incyte Collaboration Agreement.

In August 2017, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock. As of June 30, 2020, $88.1 million of our common stock remained available for sale, of which $50 million may be issued and sold pursuant to an at-the-market offering program for sales of our common stock under a sales agreement with Jefferies, LLC, subject to certain conditions as specified in the sales agreement.

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

We believe that our existing cash, cash equivalents and investments as of June 30, 2020 will be sufficient for us to meet our current operating plan for at least the twelve-month period following the filing of our June 30, 2020 Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially based on a number of factors including the extent and magnitude of the impact from the COVID-19 pandemic, in particular the challenges associated with opening new clinical studies. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months
	Ended June 30,
	2020	2019
	(in thousands)
Cash used in operating activities	$(45,010)	$(40,674)
Cash provided by investing activities	$57,909	$9,270
Cash provided by financing activities	$41,559	$57,138

Cash used in operations was $45.0 million for the six months ended June 30, 2020, compared to $40.7 million for the six months ended June 30, 2019. The increase of $4.3 million in cash used in operations was primarily due to the timing of payments and increases in general and administrative expenses, partially offset by decreases in research and development expenses in the telaglenastat, INCB001158 and early stage research programs.

Cash provided by investing activities was $57.9 million and $9.3 million for the six months ended June 30, 2020 and 2019, respectively, and for both periods primarily related to the sale and maturity of investments.

Cash provided by financing activities was $41.6 million and $57.1 million for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, we received $33.5 million in net proceeds from the sale and issuance of common stock related to our public offering, $7.4 million in net proceeds from the sale and issuance of common stock related to our 2019 at-the-market offering program and $0.7 million in net proceeds from the issuance of common stock upon the exercise of stock options and from employee stock plan purchases. For the six months ended June 30, 2019, we received $54.0 million in net proceeds from the sale and issuance of common stock related to our public offering, $2.5 million in net proceeds from the issuance of common stock through our 2019 at-the-market offering program, and $0.6 million related to the issuance of common stock upon the exercise of stock options and from employee stock plan purchases.

Contractual Obligations and Other Commitments

There have been no material changes to the contractual obligations during the six months ended June 30, 2020, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

During 2019 and the six months ended June 30, 2020, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Please refer to Note 2 to our unaudited condensed consolidated financial statements appearing under Part I, Item 1 for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2020, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2020, management, with the participation of our President and Chief Executive Officer (who serves as our principal executive officer and principal financial officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer concluded that, as of June 30, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the following risk factors, in addition to the other information contained in this report on Form 10-Q, including our financial statements and related notes and the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this report could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and our growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. The risks relating to our business set forth in our Annual Report on Form 10-K, filed with the SEC, are set forth below and are unchanged substantively as of June 30, 2020, except for those risks designated by an asterisk (*).

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*

Since our inception, we have incurred significant operating losses. Our net loss was $89.9 million and $44.8 million for year ended December 31, 2019, and the six months ended June 30, 2020, respectively. As of June 30, 2020, we had an accumulated deficit of $330.9 million. To date, we have financed our operations through sales of our capital stock and payments from the Incyte Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it may be a couple of years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Furthermore, our ability to use our net operating losses and other tax attributes to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. Federal net operating losses generated prior to 2018 will continue to be governed by the net operating loss tax rules as they existed prior to the adoption of the new Tax Cuts and Jobs Act of 2017, or Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, signed into law on March 27, 2020, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses will be limited to 80% of current year taxable income for taxable years beginning after December 31, 2020. Because we had no taxable income in prior years, we do not anticipate carrying back any of our operating losses as permitted by the CARES Act.

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

Risks Related to Drug Discovery, Development and Commercialization

Our business, operations and clinical development plans and timelines are currently adversely affected by and could be adversely affected in the future by the effects of health epidemics, including the recent COVID-19 pandemic, on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, Clinical Research Organizations, or CROs, shippers and others. *

Our business could be adversely affected in the future by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries worldwide, including the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency and invoked powers under the Stafford Act, the legislation that directs federal emergency disaster response, and under the Defense Production Act, the legislation that facilitates the production of goods and services necessary for national security and for other purposes. Similarly, the State of California declared a state of emergency related to the spread of COVID-19, and the Governor of California and other health officials in California have announced aggressive orders, health directives and recommendations to reduce the spread of the disease. On March 16, 2020, the Health Officer of San Mateo County, the county in which our headquarters is located, issued a “Shelter in Place” Order requiring, among other things, the closure of all non-essential businesses. Further, the Governor of California issued an executive order directing that all non-essential businesses close their physical operations and implement work-from-home schedules, effective as of March 19, 2020. We have implemented work-from-home policies for all employees. The effects of the executive order and our work-from-home policies may continue to negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. For example, the CANTATA trial was fully enrolled in October 2019, and we previously advised that we planned to report top-line efficacy and safety data from the trial in the late third quarter or fourth quarter of 2020. In light of delays associated with COVID-19, we now expect top-line data in late fourth quarter of 2020 or early first quarter 2021. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

There are also a number of product candidates in preclinical and clinical development by third parties to treat cancer by targeting cellular metabolism. Our principal competitors in the fields of tumor immunology, tumor metabolism, and/or other product candidates in development for advanced cancer treatment include Agios Pharmaceuticals, Inc., Arcus Biosciences, Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, Bayer Pharma AG, Bristol-Myers Squibb Company, Celgene Corporation, Corvus Pharmaceuticals, Inc., Eisai Co., Ltd., Eli Lilly and Company, GlaxoSmithKline plc, Immunomedics Inc., Incyte Corporation, iTeos Therapeutics SA, Merck & Co., Merck KGaA, Nektar Therapeutics, Novartis International AG, Pfizer Inc, Roche Holdings AG and its subsidiary Genentech, Inc., Takeda Pharmaceutical Co., Ltd., and Xynomic Pharmaceuticals, Inc.

Our primary competitors in the field of Cystic Fibrosis include AbbVie, Inc., Beyond Air Inc., Corbus Pharmaceuticals Holdings, Inc., Novartis AG, Novoteris, LLC, Proteostatis Therapeutics, Inc., Translate Bio, Inc., and Vertex Pharmaceuticals, Inc.

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
•

Collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

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

•

Disputes may arise between the collaborators and us, for example our pending claims against Incyte, that result in the delay or termination of the research, development or commercialization of our product candidates or products, or that result in costly litigation or arbitration that diverts management attention and resources;

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, as well as market, sell and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

Additionally, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the PPACA, enacted in 2010, made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. There continue to be significant developments in, and continued legislative activity around, attempts to repeal or repeal and replace the PPACA. Due to these efforts, there is significant uncertainty regarding the future of the PPACA.

Since January 2017, President Trump has signed Executive Orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. For example, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. In addition, the Centers for Medicare & Medicaid Services issued a final rule that gives states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the PPACA for plans sold through such marketplaces. The Trump administration has also announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for the CSR payments. The loss of the CSR payments was expected to increase premiums on certain policies issued by qualified health plans under the PPACA. The Bipartisan Health Care Stabilization Act of 2017, as well as the follow-on Bipartisan Health Care Stabilization Act of 2018 were introduced to appropriate funds for CSR payments has been introduced in the Senate; however, the future of this effort is uncertain. The effects of the loss of the CSR payments on third-party payors, the viability of the PPACA marketplace, providers, and potentially our business, are not yet fully known. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under PPACA have been signed into law. The Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how litigation and other efforts to repeal and replace the

PPACA will impact the PPACA. We continue to evaluate the potential impact of PPACA and its possible repeal or replacement on our business.

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

Further, there has been heightened governmental scrutiny of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. Additionally, on July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. In addition, there have been and continue to be similar initiatives at the state level to reduce drug costs.

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

•	failure by us or our distributors to obtain appropriate licenses or regulatory approvals for the sale or use of our product candidates, if approved, in various countries;
•	difficulties in managing foreign operations;
•	complexities of foreign reimbursement regimes and price controls;
•	financial risks, such as difficulty enforcing contracts exposure to foreign currency exchange rate fluctuations;
•	reduced protection for intellectual property rights;
•	reduced protection of contractual rights in the event of bankruptcy or insolvency of the other contracting party;
•	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
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

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and our amended and restated bylaws designate the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which will restrict our stockholders' ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

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

The provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. Our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find such exclusive-forum provisions to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Sales Agreement

On August 10, 2020, we will enter into an Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, shares of our common stock having an aggregate offering price of up to $75.0 million, or the Shares. Effective upon our entry into the Sales Agreement, we have terminated the Open Market Sale Agreement dated as of March 11, 2020 with Jefferies, which we refer to as the Prior Jefferies Agreement, and no additional offers will be made under the prospectus supplement filed with the SEC on March 11, 2020 relating to the Prior Jefferies Agreement. The issuance and sale of the Shares, if any, is subject to the effectiveness of a registration statement to be filed on Form S-3 on August 10, 2020, or the Registration Statement, which must be declared effective by the SEC prior to the issuance and sale of the Shares.

Under the Sales Agreement, Jefferies may sell the Shares by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made directly on the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. In addition, under the Sales Agreement, Jefferies may sell the Shares by any other method permitted by law, including in privately negotiated transactions. We may instruct Jefferies not to sell the Shares if the sales cannot be effected at or above the price designated by us from time to time.

We are not obligated to make any sales of the Shares under the Sales Agreement. The offering of the Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Jefferies or us, as permitted therein.

The Sales Agreement contains customary representations, warranties and agreements by us, and customary indemnification and contribution rights and obligations of the parties. We will pay Jefferies a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of the Shares. We will also reimburse Jefferies for certain specified expenses in connection with entering into the Sales Agreement.

The foregoing description of the Sales Agreement is qualified in its entirety by reference to the Sales Agreement, a copy of which will be filed with the SEC as an exhibit to the Registration Statement.

Bylaws Amendment

Our Board of Directors adopted resolutions to amend and restate our amended and restated bylaws to provide that unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The foregoing description of our amendment and restatement to our amended and restated bylaws does not purport to be complete and is qualified in its entirety by reference to the text of the amended and restated bylaws, which is attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE** 104	Inline XBRL Taxonomy Extension Presentation Linkbase Document. The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.
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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calithera Biosciences, Inc.

Date: August 10, 2020	By:	/s/ Susan M. Molineaux
Susan M. Molineaux, Ph.D.
President and Chief Executive Officer
(Principal Executive and Principal Financial Officer)

Date: August 10, 2020	By:	/s/ Stephanie Wong
Stephanie Wong
Senior Vice President, Finance and Secretary
(Principal Accounting Officer)