Form 10-Q
period 2020-09-30
Calithera Biosciences, Inc.
filed 2020-11-05
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, the registrant had 70,558,711 shares of common stock, $0.0001 par value per share, outstanding.

Calithera Biosciences, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2020

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Calithera Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$120,582	$60,437
Short-term investments	17,167	96,924
Receivables from collaborations	466	482
Prepaid expenses and other current assets	1,821	1,953
Total current assets	140,036	159,796
Other assets	344	280
Restricted cash	440	440
Property and equipment, net	744	992
Operating lease right-of-use asset	6,144	7,260
Total assets	$147,708	$168,768
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,636	$2,052
Accrued and other liabilities	17,165	17,572
Total current liabilities	19,801	19,624
Noncurrent operating lease liability	5,311	6,718
Total liabilities	25,112	26,342
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 200,000 shares authorized as of September 30, 2020, and December 31, 2019; 70,559 and 63,514 shares issued and outstanding as of September 30, 2020, and December 31, 2019, respectively	7	6
Additional paid-in capital	476,215	428,479
Accumulated deficit	(353,672)	(286,101)
Accumulated other comprehensive income	46	42
Total stockholders’ equity	122,596	142,426
Total liabilities and stockholders’ equity	$147,708	$168,768

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$18,157	$17,221	$53,938	$58,388
General and administrative	4,744	3,906	14,786	12,054
Total operating expenses	22,901	21,127	68,724	70,442
Loss from operations	(22,901)	(21,127)	(68,724)	(70,442)
Interest and other income, net	167	834	1,153	2,310
Net loss	$(22,734)	$(20,293)	$(67,571)	$(68,132)
Net loss per share, basic and diluted	$(0.32)	$(0.38)	$(0.99)	$(1.52)
Weighted average common shares used to compute net loss per share, basic and diluted	70,559	53,775	68,219	44,703

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(22,734)	$(20,293)	$(67,571)	$(68,132)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(71)	27	4	178
Total comprehensive loss	$(22,805)	$(20,266)	$(67,567)	$(67,954)

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Three Months Ended September 30, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at June 30, 2020	70,559	$7	$474,098	$(330,938)	$117	$143,284
Stock-based compensation expense	—	—	2,117	—	—	2,117
Net loss	—	—	—	(22,734)	—	(22,734)
Unrealized loss on available-for-sale securities	—	—	—	—	(71)	(71)
Balance at September 30, 2020	70,559	$7	$476,215	$(353,672)	$46	$122,596

	Three Months Ended September 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at June 30, 2019	53,771	$5	$383,419	$(244,080)	$38	$139,382
Exercise of stock options	4	—	13	—	—	13
Stock-based compensation expense	—	—	1,530	—	—	1,530
Net loss	—	—	—	(20,293)	—	(20,293)
Unrealized gain on available-for-sale securities	—	—	—	—	27	27
Balance at September 30, 2019	53,775	$5	$384,962	$(264,373)	$65	$120,659

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Nine Months Ended September 30, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2019	63,514	$6	$428,479	$(286,101)	$42	$142,426
Issuance of common stock in connection with public offering, net of underwriting commissions and issuance costs	5,750	1	33,463	—	—	33,464
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	1,160	—	7,397	—	—	7,397
Exercise of stock options	33	—	314	—	—	314
Issuance of common stock per employee stock plan purchases	102	—	386	—	—	386
Stock-based compensation expense	—	—	6,176	—	—	6,176
Net loss	—	—	—	(67,571)	—	(67,571)
Unrealized gain on available-for-sale securities	—	—	—	—	4	4
Balance at September 30, 2020	70,559	$7	$476,215	$(353,672)	$46	$122,596

	Nine Months Ended September 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2018	38,834	$4	$322,993	$(196,170)	$(113)	$126,714
Issuance of common stock in connection with public offering, net of underwriting commissions and issuance costs	14,375	1	53,760	—	—	53,761
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	393	—	2,523	—	—	2,523
Exercise of stock options	82	—	229	—	—	229
Issuance of common stock per employee stock plan purchases	91	—	378	—	—	378
Stock-based compensation expense	—	—	5,008	—	—	5,008
Cumulative-effect adjustment from adoption of ASU 2018-07 accounting standard on stock compensation	—	—	71	(71)	—	—
Net loss	—	—	—	(68,132)	—	(68,132)
Unrealized gain on available-for-sale securities	—	—	—	—	178	178
Balance at September 30, 2019	53,775	$5	$384,962	$(264,373)	$65	$120,659

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows Used In Operating Activities
Net loss	$(67,571)	$(68,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	282	366
Amortization of premiums on investments	(160)	(730)
Stock-based compensation	6,176	5,008
Non-cash lease expense	1,116	1,012
Changes in operating assets and liabilities:
Receivables from collaborations	16	285
Prepaid expenses and other current assets	184	435
Other assets	(64)	208
Accounts payable	524	(534)
Accrued liabilities	(772)	2,813
Lease liability	(1,042)	(1,081)
Net cash used in operating activities	(61,311)	(60,350)

Cash Flows Provided by (Used In) Investing Activities
Purchases of investments	(57,061)	(127,980)
Proceeds from sale and maturity of investments	136,981	102,050
Purchases of property and equipment	(25)	(8)
Net cash provided by (used in) investing activities	79,895	(25,938)

Cash Flows Provided By Financing Activities
Proceeds from issuance of common stock upon public offering, net	33,464	53,760
Proceeds from issuance of common stock through an at-the-market offering, net	7,397	2,523
Proceeds from stock option exercises and employee stock plan purchases	700	608
Net cash provided by financing activities	41,561	56,891

Net increase (decrease) in cash, cash equivalents, and restricted cash	60,145	(29,397)
Cash, cash equivalents, and restricted cash at beginning of period	60,877	51,498
Cash, cash equivalents, and restricted cash at end of period	$121,022	$22,101

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of September 30, 2020, the statements of operations, comprehensive loss, and stockholders’ equity, for the three and nine months ended September 30, 2020 and 2019, and the statement of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the nine-month periods are also unaudited. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The balance sheet as of December 31, 2019 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the Securities and Exchange Commission, or SEC.

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

The Company had no contract assets or liabilities as of September 30, 2020, and had no changes in contract assets and liabilities during the nine months ended September 30, 2020.

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

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software (ASC 350-40), to determine which implementation costs to capitalize as assets or expense as incurred. The internal-use software guidance in ASC 350-40 requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. A customer’s accounting for the hosting component of the arrangement is not affected by this guidance. The amendments in ASU 2018-15 are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-15 on a prospective basis in the first quarter of 2020 and the adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and market reference data. The Company classifies its corporate notes and commercial paper and U.S. treasury and government agency securities as Level 2. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability.

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that were measured on a recurring basis (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$119,962	$—	$—	$119,962
Corporate notes and commercial paper	—	15,662	—	15,662
U.S. government agency securities	—	1,505	—	1,505
Total financial assets	$119,962	$17,167	$—	$137,129

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$45,743	$—	$—	$45,743
Corporate notes and commercial paper	—	55,770	—	55,770
U.S. treasury securities	—	38,739	—	38,739
U.S. government agency securities	—	16,603	—	16,603
Total financial assets	$45,743	$111,112	$—	$156,855

4. Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities and restricted cash, consisted of the following (in thousands):

	September 30, 2020				December 31, 2019
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$119,962	$—	$—	$119,962	$45,743	$—	$—	$45,743
Corporate notes and commercial paper	15,619	43	—	15,662	55,761	13	(4)	55,770
U.S. treasury securities	—	—	—	—	38,710	29	—	38,739
U.S. government agency securities	1,502	3	—	1,505	16,599	4	—	16,603
	$137,083	$46	$—	$137,129	$156,813	$46	$(4)	$156,855
Classified as:
Cash equivalents				$119,522				$59,491
Short-term investments				17,167				96,924
Restricted cash				440				440
Total cash equivalents, restricted cash and investments				$137,129				$156,855

At September 30, 2020, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of September 30, 2020 and December 31, 2019, unrealized losses on cash equivalents and investments were $0 and $4,000, respectively, and none had been in a continuous loss position for 12 months or longer. As of September 30, 2020, the Company had a total of $138.2 million in cash, cash equivalents, restricted cash and investments, which includes $1.1 million in cash and $137.1 million in cash equivalents, restricted cash and investments.

5. Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued clinical and manufacturing expenses	$8,302	$8,270
Accrued payroll and related expenses	4,654	5,045
Collaboration reimbursement advances	890	1,547
Current portion of lease liability	1,843	1,478
Other	1,476	1,232
Total accrued and other liabilities	$17,165	$17,572

6. Leases

The Company has a non-cancelable facility lease agreement, or the Lease, for office and laboratory facilities in South San Francisco, California, with a remaining lease term of 3.3 years, through January 2024, and a two-year renewal option prior to expiration. The renewal option to extend the Lease was not considered in the determination of the right-of-use asset or the lease liability for the Lease as the Company did not consider it reasonably certain that it would exercise any such option. The Lease provides that the Company is obligated to pay certain variable costs, including taxes and operating expenses. The Lease is classified as an operating lease. In addition, the Company had a non-cancelable sublease agreement for a portion of its facilities through February 2020. The sublease agreement provided that the subtenant was obligated to pay its share of the variable costs under the Lease. The Company has measured the present value of its lease liability using an estimated incremental borrowing rate of 9%.

The components of net operating lease costs included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2020 and 2019, were as follows (in thousands):

	Three Months Ended September 30,
Operating Lease Costs:	2020	2019
Straight-line rent expense related to facility operating lease	$544	$544
Variable rent expense related to operating lease	381	347
Sublease income	—	(280)
Variable sublease income	—	(133)
Net operating lease costs	$925	$478

	Nine Months Ended September 30,
Operating Lease Costs:	2020	2019
Straight-line rent expense related to facility operating lease	$1,633	$1,633
Variable rent expense related to operating lease	1,128	979
Sublease income	(187)	(835)
Variable sublease income	(93)	(376)
Net operating lease costs	$2,481	$1,401

Cash paid for amounts included in the measurement of the lease liabilities for the three and nine months ended September 30, 2020, was $0.4 million and $1.6 million, respectively, and was included in net cash used in operating activities in the Company’s condensed consolidated statements of cash flows.

The balance sheet classification of the Company’s operating lease liability was as follows (in thousands):

Operating Lease Liability:	September 30, 2020	December 31, 2019
Current portion included in accrued and other liabilities	$1,843	$1,478
Noncurrent operating lease liability	5,311	6,718
Total operating lease liability	$7,154	$8,196

The maturities of the Company’s lease liability as of September 30, 2020, was as follows (in thousands):

Year ending December 31:
2020 (excluding the nine months ended September 30, 2020)	$589
2021	2,413
2022	2,485
2023	2,560
2024	219
Total lease payments	8,266
Less: interest	(1,112)
Present value of lease liability	$7,154

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

In March 2020, the Company entered into a sales agreement with Jefferies as sales agent and underwriter, pursuant to which the Company could issue and sell shares of its common stock with an aggregate maximum offering price of $50.0 million under an at-the-market offering program, or the March 2020 ATM. In August 2020, the Company entered into a new sales agreement with Jefferies for $75.0 million and the March 2020 ATM was terminated. The Company will pay Jefferies up to 3% of gross proceeds for any common stock sold through the sales agreement. As of September 30, 2020, no shares had been sold under these ATM programs.

8. Stock-Based Compensation

A summary of stock option activity was as follows (in thousands, except weighted-average exercise price and contractual term amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2019	6,513	$6.89
Options granted	2,376	$7.16
Options exercised	(33)	$3.11
Options cancelled	(197)	$7.65
Outstanding — September 30, 2020	8,659	$6.96	7.23	$364
Exercisable — September 30, 2020	4,719	$7.29	5.92	$340

Total stock-based compensation expense related to the Company’s 2010 Equity Incentive Plan, 2014 Equity Incentive Plan, 2018 Inducement Plan, and the 2014 Employee Stock Purchase Plan was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$1,070	$832	$3,232	$2,718
General and administrative	1,047	698	2,944	2,290
Total stock-based compensation	$2,117	$1,530	$6,176	$5,008

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

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be anti-dilutive were as follows (in thousands):

	September 30,
	2020	2019
Options to purchase common stock	8,659	6,656
Employee stock plan purchases	73	74
Total	8,732	6,730

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

Under the Incyte Collaboration Agreement, the Company received an upfront payment of $45.0 million in February 2017. In March 2017, the Company achieved a development milestone of $12.0 million, for which the Company received payment in May of 2017. In April 2020, the Company filed a complaint against Incyte in the Superior Court of California, San Francisco County, asserting claims for breach of contract arising out of Incyte’s failure to pay two milestone payments the Company believes are due under the Collaboration Agreement. As of September 30, 2020, no revenue has been recognized for these two milestones as the collectability remains uncertain.

The Incyte Collaboration Agreement also provides that the Company may choose to opt out of its co-funding obligations at any time. On August 28, 2020, the Company delivered written notice to Incyte of its decision to opt out of its co-development rights effective September 30, 2020. As a result of the Company’s decision to opt out, Incyte will pay all costs to develop INCB001158 or any other licensed products. In addition, the Company’s rights to U.S. profit sharing will no longer be in effect, and instead Incyte will pay Calithera tiered royalties ranging from the low double digits to mid-teens on net sales of licensed products in the U.S., an incremental 3% royalty on annual net sales in the United States of such licensed product until such incremental royalty equals 120% of previous development expenditures incurred by the Company, and total remaining potential development, regulatory and commercialization milestones of $738.0 million.

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

In accordance with ASC 606, the Company determined the transaction price to be $57.0 million, representing the $45.0 million upfront payment and the $12.0 million developmental milestone payment from Incyte that was earned in March 2017. The $57.0 million transaction price was recognized over the estimated performance period, based on the measure of progress toward completion for the combined performance obligation, which was satisfied as of June 2018. The measure of progress towards completion was based on the effort of certain employees within the Company who dedicated time to complete the manufacturing services and technology transfer to Incyte. No subsequent revenue has been recognized related to the Incyte Collaboration Agreement through September 30, 2020.

Net costs associated with co-development activities performed under the agreement are included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations, with any reimbursement of costs by Incyte reflected as a reduction of such expenses. For the three months ended September 30, 2020 and 2019, net costs reimbursable (to) from Incyte were ($0.3) million and $0.1 million, respectively. For the nine months ended September 30, 2020 and 2019, net costs reimbursable (to) from Incyte were ($0.3) and $0.6 million, respectively. As of September 30, 2020, the receivable due from Incyte was $0.4 million.

Pfizer Collaboration Agreement

In October 2018, the Company entered into a clinical trial collaboration and supply agreement with Pfizer to evaluate Pfizer’s PARP inhibitor talazoparib (Talzenna) and CDK4/6 inhibitor palbociclib (Ibrance), each in combination with telaglenastat. Under the terms of the clinical collaboration, Pfizer provides reimbursement of certain development costs. Costs associated with development activities performed under the clinical collaboration are included in research and development expenses in the accompanying consolidated statements of operations, with any reimbursements of costs reflected as a reduction of such expenses. For the three and nine months ended September 30, 2020 and 2019, net costs reimbursed and reimbursable by Pfizer were not material to the condensed consolidated financial statements.

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division, or Symbioscience, under which the Company has been granted the exclusive, worldwide license to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare, or the Symbioscience License Agreement. There were no expenses related to its licensing arrangement with Mars Symbioscience recorded in the three and nine months ended September 30, 2020.

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

Through genetic mutations that alter fundamental metabolic pathways, cancer cells can acquire the ability to grow in an uncontrolled manner, but they also acquire nutrient dependencies that can differentiate them from normal cells. Targeting these nutrient dependencies by inhibiting specific metabolic pathways in cancer cells is a novel therapeutic approach to blocking the uncontrolled growth of tumors. Our lead product candidate, telaglenastat or CB-839, takes advantage of the critical dependency many cancers have on the nutrient glutamine for growth and survival. We believe telaglenastat has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers, and is the first selective allosteric glutaminase inhibitor to enter clinical trials. We retain all commercial rights to telaglenastat and have been granted a U.S. patent, which includes composition of matter coverage for telaglenastat through 2037.

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

In June 2019, we reported the results of the randomized, double blind, placebo-controlled ENTRATA study of telaglenastat, which met its primary endpoint. The ENTRATA trial (NCT03163667) is a Phase 2 randomized, double blind trial designed to evaluate the safety and efficacy of telaglenastat in combination with everolimus versus placebo with everolimus in patients with advanced clear cell RCC who have been treated with at least two prior lines of systemic therapy, including at least one VEGFR-targeted tyrosine kinase inhibitor (TKI). Patients were randomized in a 2:1 ratio. The trial opened for enrollment in August 2017 and completed enrollment in January 2019. The trial enrolled 69 patients at multiple centers in the United States and results were presented in 2019. Key demographics were balanced between the two treatment arms. Patients enrolled were heavily pre-treated with a median of three prior lines of therapy for advanced or metastatic disease, including 70% (72% vs. 65% in telaglenastat and control arms, respectively) with two or more prior TKIs, and 68% (70% vs. 65%) with intermediate/poor MSKCC prognostic score. Eighty-eight percent of patients received prior PD1/PD-L1 therapy (91% vs. 83%). Frequency of all-grade adverse events in the telaglenastat-containing arm were comparable to that of everolimus alone. Grade 3 or higher adverse events occurred in 80.4% of patients in the telaglenastat plus everolimus arm versus 60.9% in the everolimus plus placebo arm. The most frequently reported Grade ≥ 3 adverse events in the treatment versus control arms, respectively, were anemia (17.4% vs. 17.4%), pneumonia (6.5% vs. 4.3%), abdominal pain (6.5% vs. 0%), thrombocytopenia (6.5% vs. 0%), and fatigue (4.3% vs. 8.7%). Adverse events leading to discontinuation of any study drug were comparable (28.3% vs. 30.4%). Telaglenastat, when added to everolimus, doubled the median PFS to 3.8 months as compared to 1.9 months for everolimus alone and reduced the risk of disease progression or death by 36% (HR=0.64, p=0.079 one-sided). The primary endpoint of the trial was PFS per investigator assessment with a predetermined threshold of p ≤ 0.2 one-sided. Overall response per Response Evaluation Criteria in Solid Tumors version 1.1 (RECIST v.1.1) was 2.2% vs. 0%, and stable disease was 56.5% vs. 47.8%. Based on a data cutoff of September 30, 2020, the median overall survival is 14.4 months vs. 9.7 months in the telaglenastat and control arms, respectively (HR=0.80, p=0.24 one-sided). ENTRATA provides the first clinical proof of concept for telaglenastat in a randomized trial.

We are developing telaglenastat for the treatment of KEAP1 or NRF2 mutated non-small cell lung cancer (NSCLC). Effective treatments for patients with KEAP1 or NRF2 mutations remain a large unmet clinical need. According to third-party market research, U.S. incidence of NSCLC is 192,208 with 20% of these patients harboring KEAP1 or NRF2 mutations. Activating mutations in the KEAP1/NRF2 pathway, which occur in an estimated 20 percent of non-squamous NSCLC patients, occur early in tumor development and drive aggressive tumor growth. Recently presented clinical data evaluating front-line standard-of-care chemoimmunotherapy treatment for NSCLC patients with mutations in KEAP1/NRF2 demonstrated inferior clinical outcomes compared to patient without these mutations. Pre-clinical models have shown that activation of the KEAP1/NRF2 pathway makes tumors dependent on glutaminase activity for growth and survival, making these tumors exquisitely sensitive to inhibition of glutaminase activity by telaglenastat. In September 2020, we treated the first patient in the KEAPSAKE study, which is a randomized Phase 2 clinical trial of the glutaminase inhibitor telaglenastat in combination with standard-of-care therapy. The KEAPSAKE study will evaluate the safety and anti-tumor activity of telaglenastat plus standard-of-care chemoimmunotherapy as front-line treatment for patients with stage IV non-squamous non-small cell lung cancer whose tumors have a KEAP1 or NRF2 mutation determined by next-generation sequencing. The double-blind telaglenastat trial will enroll approximately 120 patients with stage IV non-squamous NSCLC with the KEAP1 or NRF2 mutation. Patients will be randomized to receive telaglenastat or placebo, in combination with pembrolizumab, carboplatin and pemetrexed. The study will evaluate the safety and investigator assessed progression-free survival (PFS) of telaglenastat plus this standard of care chemoimmunotherapy regimen. Guardant360 liquid biopsy test will be provided by the study sponsor as an investigational use only (IUO) testing option for patient selection. We anticipate sharing interim data from the KEAPSAKE trial in 2021.

In connection with our Pfizer clinical collaboration, we initiated a trial with the CDK 4/6 inhibitor IBRANCE®, in combination with telaglenastat in July 2019. The Phase 1/2 trial (NCT03965845) of the combination of telaglenastat plus Ibrance is ongoing in patients with KRAS mutated colorectal cancer and KRAS mutated non-small cell lung cancer. In the ongoing trial, encouraging efficacy and safety of the combination was observed in PDAC patients treated in the dose escalation phase of the trial. In November 2020, we announced the expansion of the study to include an additional cohort of patients with pancreatic ductal adenocarcinoma whose tumors harbor mutations in both KRAS and CDKN2A. Approximately 50 percent of PDAC patients harbor mutations in both KRAS and CDKN2A. In preclinical studies with KRAS-mutated cancer models, telaglenastat showed synergistic anti-tumor effects when used in combination with CDK4/6 inhibitors, such as palbociclib, enhancing cell cycle arrest and blocking cancer cell proliferation.

Our product candidate, INCB001158 is an oral inhibitor of arginase, an enzyme that depletes the amino acid arginine, a key metabolic nutrient for Tcells. INCB001158 was discovered by Calithera and is being developed with Incyte Corporation, or Incyte, for oncology and hematology indications, and is currently being evaluated in Phase 1/2 trials as a monotherapy and in combination with other anti-cancer agents. Enrollment is now complete in the trial with monotherapy and PD-1 combination cohorts. Arginase depletes arginine, a nutrient that is critical for the activation and proliferation of the body’s cancer-fighting immune cells, such as cytotoxic T-cells and natural killer (NK)-cells. In some physiological circumstances such as maternal-fetal immune tolerance, arginase-mediated depletion of arginine plays an important role in suppressing the immune system. But in patients with a broad array of tumors, arginase-expressing myeloid cells accumulate and maintain an immunosuppressive environment, blocking the ability of T-cells and NK-cells to kill cancer cells. We have demonstrated that arginase-expressing myeloid cells can accumulate in a number of cancers, including lung, gastrointestinal, bladder, renal, squamous cell head and neck and acute myeloid leukemia. We believe that inhibitors of arginase can promote an anti-tumor immune response by restoring arginine levels, thereby allowing activation of the body’s own immune cells, including cytotoxic T-cells and NK-cells. In April 2020, we filed a complaint against Incyte in the Superior Court of California, San Francisco County, asserting claims for breach of contract arising out of Incyte’s failure to pay two milestone payments we believe are due under the Collaboration and License Agreement between us and Incyte, or the Incyte Collaboration Agreement. While we remain committed to and confident in the INCB001158 development program, we have decided to opt out of our co-development obligations at this time effective September 30, 2020, as permitted under the terms of the Incyte Agreement, in order to focus our resources on our own internal development programs.

As a result of our decision to opt out, Incyte will pay all costs to develop INCB001158 or any other licensed products. In addition, our rights to U.S. profit sharing will no longer be in effect, and instead Incyte will pay us tiered royalties ranging from the low double digits to mid-teens on net sales of licensed products in the U.S., additional royalties to reimburse us for previously incurred development costs, and total remaining potential development, regulatory and commercialization milestones of $738.0 million (increased from over $418.0 million prior to the opt out). Our rights to royalties outside the U.S. remain unchanged. We will also have no further rights to research, develop or co-detail INCB001158 and Incyte will have the right to take over the conduct of all activities related to the research, development and commercialization of INCB001158 for all indications in the hematology/oncology field.

Arginase inhibitors also have potential in the treatment of cystic fibrosis; accordingly, we have selected CB-280, a unique oral arginase inhibitor, for the treatment of cystic fibrosis, or CF, patients. It is a novel oral arginase inhibitor which is solely owned by Calithera. We completed a Phase 1 Single Ascending Dose trial to evaluate the safety, tolerability and pharmacokinetic profile of oral CB-280 in healthy volunteers. In July 2020, we initiated a Phase 1b clinical trial in adult patients with cystic fibrosis and chronic airway infection. The randomized, double blind, placebo-controlled, dose escalation trial will evaluate multiple ascending doses of CB-280, dosed orally twice daily for 14 days, compared to placebo in up to 32 adult CF patients to determine a safe dose range for CB-280. Enrollment in this study is ongoing and Calithera expects to share interim data in 2021. In October 2020, we presented a trial in progress poster detailing the trial design at the North American Cystic Fibrosis 2020 Virtual Conference. The poster presentation includes preclinical study results which suggest CB-280 significantly improved lung function and reduced Pseudomonas aeruginosa colony-forming units in pre-clinical models. Arginase inhibition with CB-280 resulted in improved central airway resistance in CFTR knockout mice, and decreased lung infection in wild type and DeltaF508-CFTR-expressing mice infected with Pseudomonas aeruginosa. In November 2020, we were awarded up to $2.4 million from the Cystic Fibrosis Foundation.

We are a fully integrated biopharmaceutical company with expertise in biology and chemistry, and our ongoing research efforts are focused on discovering additional product candidates for the treatment of cancer and other life-threatening diseases. We have discovered the clinical candidate CB708, a potent, selective, orally administered small molecule that inhibits CD73, an enzyme that converts adenosine monophosphate to generate the immunosuppressive agent adenosine.

We have also identified CB-668, an investigational first-in-class, potent, orally administered IL4I1 inhibitor as a novel immuno-oncology approach to cancer. CB-668 is an inhibitor of the enzyme IL4I1, an enzyme that is expressed by tumor cells and antigen presenting cells, metabolizes phenylalanine, tyrosine and tryptophan to produce hydrogen peroxide, an inhibitor of T-cell function. In particular, IL4I1 can metabolize tryptophan to kynurenic acid and other metabolites that lead to immunosuppression in the tumor microenvironment. IL4I1 expression has been correlated with poor outcomes in several tumor types, has a potential role in immune invasion and may decrease the ability of checkpoint therapy to stimulate an anti-tumor immune response. IL4I1 expression is elevated in multiple tumor types with particularly high expression in ovarian and B-cell tumors. New preclinical data for CB-668 will be presented at the Society for Immunotherapy of Cancer Virtual Meeting November 11-14, 2020.

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

The following table shows our research and development expenses for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Development candidate:
Telaglenastat (CB-839)	$13,325	$11,415	$39,475	$38,542
INCB001158	1,253	2,283	4,073	8,143
CB-280	1,965	451	5,008	2,787
Total development	16,543	14,149	48,556	49,472
Preclinical and research:
Preclinical and research	1,614	3,072	5,382	8,916
Total	$18,157	$17,221	$53,938	$58,388

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

	Three Months
	Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Operating expenses:
Research and development	$18,157	$17,221	$936	5%
General and administrative	4,744	3,906	838	21%
Total operating expenses	22,901	21,127	1,774	8%
Loss from operations	(22,901)	(21,127)	(1,774)	8%
Interest and other income, net	167	834	(667)	-80%
Net loss	$(22,734)	$(20,293)	$(2,441)	12%

Research and Development.  Research and development expenses increased $1.0 million, or 5%, from $17.2 million for the three months ended September 30, 2019 to $18.2 million for the three months ended September 30, 2020. The increase of $1.0 million was due to a $1.9 million increase in the telaglenastat program, including for our CANTATA trial where we expect top-line results in late fourth quarter of 2020 or early first quarter of 2021 and related to our KEAPSAKE trial which began enrollment in September 2020, and a $1.5 million increase in the CB-280 program as we began enrollment in this program July 2020, partially offset by a $1.0 million decrease in the INCB001158 program and a decrease of $1.4 million for investment in our early stage research programs.

General and Administrative.  General and administrative expenses increased $0.8 million, or 21%, from $3.9 million for the three months ended September 30, 2019, to $4.7 million for the three months ended September 30, 2020, primarily related to an $0.8 million increase in personnel-related and facility costs, primarily from higher headcount, salary increases and higher stock-based compensation expense and the expansion of our office space.

Interest and Other Income, net.  Interest and other income, net decreased $0.7 million, or 80%, from $834,000 for the three months ended September 30, 2019 to $167,000 for the three months ended September 30, 2020. The decrease of $0.7 million was primarily due to lower interest income generated from lower returns on our investments.

Comparison of the Nine Months Ended September 30, 2020 and 2019

	Nine Months
	Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Operating expenses:
Research and development	$53,938	$58,388	$(4,450)	-8%
General and administrative	14,786	12,054	2,732	23%
Total operating expenses	68,724	70,442	(1,718)	-2%
Loss from operations	(68,724)	(70,442)	1,718	-2%
Interest and other income, net	1,153	2,310	(1,157)	-50%
Net loss	$(67,571)	$(68,132)	$561	-1%

Research and Development.  Research and development expenses decreased $4.5 million, or 8%, from $58.4 million for the nine months ended September 30, 2019 to $53.9 million for the nine months ended September 30, 2020. The decrease of $4.5 million was due to a $4.1 million decrease in the INCB001158 program and a decrease of $3.5 million for investment in our early stage research programs, partially offset by a $0.9 million increase in the telaglenastat program, including for our CANTATA trial where we expect top-line results in late fourth quarter of 2020 or early first quarter of 2021 and related to our KEAPSAKE trial which began enrollment in September 2020, and an increase of $2.2 million in the CB-280 program as we began enrollment in July 2020.

General and Administrative.  General and administrative expenses increased $2.7 million, or 23%, from $12.1 million for the nine months ended September 30, 2019, to $14.8 million for the nine months ended September 30, 2020, primarily related to a $1.7 million increase in personnel-related and facility costs, primarily from higher headcount, salary increases and higher stock-based compensation expense and the expansion of our office space, and a $0.9 million increase in professional services costs mainly for legal services related to our complaint filed against Incyte and consulting services related to commercial preparation and potential launch of telaglenastat.

Interest and Other Income, net.  Interest and other income, net decreased $1.2 million, or 50%, from $2.3 million for the nine months ended September 30, 2019 to $1.1 million for the nine months ended September 30, 2020. The decrease of $1.2 million was primarily due to lower interest income generated from lower returns on our investments.

Liquidity and Capital Resources

As of September 30, 2020, we had cash, cash equivalents and short-term investments totaling $137.7 million. Our operations have been financed by net proceeds from the sale of shares of our capital stock and payments from the Incyte Collaboration Agreement.

In August 2020, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our common stock. As of September 30, 2020, $250 million of our common stock remained available for sale, of which $75 million may be issued and sold pursuant to an at-the-market offering program for sales of our common stock under a sales agreement with Jefferies LLC, subject to certain conditions as specified in the sales agreement.

In April 2020, we sold 5,750,000 shares of our common stock pursuant to an underwriting agreement with Citigroup Global Markets, Inc. The public offering price was $6.25 per share for gross proceeds of $35.9 million, resulting in net proceeds of approximately $33.5 million after deducting underwriting fees and offering expenses.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and investments as of September 30, 2020 will be sufficient for us to meet our current operating plan for at least the twelve-month period following the filing of our September 30, 2020 Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially based on a number of factors including the extent and magnitude of the impact from the COVID-19 pandemic, in particular the challenges associated with opening new clinical studies. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months
	Ended September 30,
	2020	2019
	(in thousands)
Cash used in operating activities	$(61,311)	$(60,350)
Cash provided by (used in) investing activities	$79,895	$(25,938)
Cash provided by financing activities	$41,561	$56,891

Cash used in operations was $61.3 million for the nine months ended September 30, 2020, compared to $60.4 million for the nine months ended September 30, 2019. The increase of $0.9 million in cash used in operations was primarily due to the timing of payments.

Cash provided by investment activities was $79.9 million for the nine months ended September 30, 2020 and was related to proceeds from the sale and maturity of investments of $137.0 million, partially offset by purchases of investments of $57.1 million.

Cash used in investing activities was $25.9 million for the nine months ended September 30, 2019, and was related to purchases of investments of $128.0 million, partially offset by proceeds from the sale and maturity of investments of $102.1 million.

Cash provided by financing activities was $41.6 million and $56.9 million for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, we received $33.5 million in net proceeds from the sale and issuance of common stock related to our public offering, $7.4 million in net proceeds from the sale and issuance of common stock related to our 2019 at-the-market offering program and $0.7 million in net proceeds from the issuance of common stock upon the exercise of stock options and from employee stock plan purchases. For the nine months ended September 30, 2019, we received $53.8 million in net proceeds from the sale and issuance of common stock related to our public offering, $2.5 million in net proceeds from the issuance of common stock through our 2019 at-the-market offering program, and $0.6 million related to the issuance of common stock upon the exercise of stock options and from employee stock plan purchases.

Contractual Obligations and Other Commitments

There have been no material changes to the contractual obligations during the three months ended September 30, 2020, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

During 2019 and the nine months ended September 30, 2020, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Please refer to Note 2 to our unaudited condensed consolidated financial statements appearing under Part I, Item 1 for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2020, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2020, management, with the participation of our President and Chief Executive Officer (who serves as our principal executive officer and principal financial officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer concluded that, as of September 30, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the following risk factors, in addition to the other information contained in this report on Form 10-Q, including our financial statements and related notes and the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this report could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and our growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. The risks relating to our business set forth in our Annual Report on Form 10-K, filed with the SEC, are set forth below and are unchanged substantively as of September 30, 2020, except for those risks designated by an asterisk (*).

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*

Since our inception, we have incurred significant operating losses. Our net loss was $89.9 million and $67.6 million for year ended December 31, 2019, and the nine months ended September 30, 2020, respectively. As of September 30, 2020, we had an accumulated deficit of $353.7 million. To date, we have financed our operations through sales of our capital stock and payments from the Incyte Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it may be a couple of years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.*

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, potentially prepare for commercial launch of, and seek marketing approval for our product candidates, specifically telaglenastat, and as we become obligated to make milestone payments pursuant to our outstanding license agreement. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution of the approved product.

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, clinical development, laboratory testing and clinical trials for our product candidates, in particular telaglenastat, and CB-280;
•	the costs, timing and outcome of any regulatory review of our product candidates, telaglenastat, and CB-280;
•	the cost of any other product programs we pursue;
•

the costs and timing of commercialization activities, including manufacturing, marketing, sales and distribution, for any product candidates that receive, or that we anticipate may receive, marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	achieving the total remaining potential development, regulatory and commercialization milestones set forth in the Incyte Collaboration Agreement;
•	our ability to establish and maintain collaborations on favorable terms, if at all; and
•	the extent to which we acquire or in-license other product candidates and technologies.

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

Our drug discovery and development efforts might not generate successful product candidates.*

We have invested a significant portion of our efforts and financial resources in the identification of our most advanced product candidates, telaglenastat, INCB001158 and CB-280, which are being evaluated in Phase 2, Phase 1/2 and Phase 1 clinical trials, respectively. Although we believe the Phase 2 CANTATA trial, if it meets its primary endpoint, may be sufficient to support approval of a New Drug Application by FDA, the FDA may disagree and we may be required to conduct additional trials to support the approval of telaglenastat in combination for the second or third line treatment of renal cell carcinoma. We have entered into the Incyte Collaboration Agreement for the development and commercialization of INCB001158. Pursuant to the agreement, we and Incyte have collaborated on, and co-funded the development of, the licensed products for hematology and oncology indications, including INCB001158, with Incyte bearing 70% and Calithera bearing 30% of global development costs. Effective September 30, 2020, we have opted out of our co-development obligations and as a result, Incyte will pay all costs to develop INCB001158 or any other licensed products. All of our other programs are in research and preclinical development. Telaglenastat and INCB001158 will be developed for use in combination with other approved therapies, and as such, we will be dependent upon the continued marketing availability of the drugs that are used in combination with them. As a result, the timing and costs of the regulatory paths we will follow and marketing approvals remain uncertain. Our ability to generate product revenue, which may not occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of telaglenastat and INCB001158. The success of telaglenastat, INCB001158 and any other product candidates we may develop will depend on many factors, including the following:

•	successful enrollment in, and completion of, clinical trials;
•	demonstrating safety and efficacy;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates;
•	developing a sales and marketing organization or outsourcing these functions to third parties;
•	launching commercial sales of the product candidates, if and when approved, whether alone or selectively in collaboration with others;
•	developing and commercializing telaglenastat and small molecule arginase inhibitors, including INCB001158;
•	acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;

•	a continued acceptable safety profile of the products following approval;
•	enforcing and defending intellectual property rights and claims; and
•	other legal, regulatory, compliance, privacy, and fraud and abuse matters.

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

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.*

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials could occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a particular clinical trial do not necessarily predict final results of that trial.

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

If, in the future, we are unable to establish adequate sales and marketing capabilities or to selectively enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.*

We have a limited sales and marketing infrastructure that will need to expand to support any future commercialization efforts. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a robust commercialization organization and/or outsource specific functions to other third parties. For our small molecule arginase inhibitors in hematology and oncology indications, including INCB001158, we will be dependent on Incyte’s commercialization infrastructure to effectively sell these products. In the future, we may choose to build a focused commercialization infrastructure to sell some of our product candidates, if and when they are approved, excluding INCB001158.

There are risks involved both with establishing our own commercialization capabilities and with entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

There are also a number of product candidates in preclinical and clinical development by third parties to treat cancer by targeting cellular metabolism. Our principal competitors in the fields of tumor immunology, tumor metabolism, and/or other product candidates in development for advanced cancer treatment include Agios Pharmaceuticals, Inc., Arcus Biosciences, Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, Bayer Pharma AG, Bristol-Myers Squibb Company, Celgene Corporation, Corvus Pharmaceuticals, Inc., Dracen Pharmaceuticals, Inc., Eisai Co., Ltd., Eli Lilly and Company, GlaxoSmithKline plc, Immunomedics Inc., Incyte Corporation, iTeos Therapeutics SA, Merck & Co., Merck KGaA, Nektar Therapeutics, Novartis International AG, Pfizer Inc, Roche Holdings AG and its subsidiary Genentech, Inc., Takeda Pharmaceutical Co., Ltd., and Xynomic Pharmaceuticals, Inc.

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

Even if we are able to commercialize any product candidates, these products may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices or healthcare reform initiatives, which would harm our business.

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

Our ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health programs, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A significant trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of payment for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage may not be available for any product that we commercialize and, if coverage is available, the level of reimbursement may not be sufficient. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for coverage does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Coverage and reimbursement rates may vary according to the use of the drug and the medical circumstances under which it is used, may be based on reimbursement levels already set for lower cost products or procedures or may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policies and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded programs and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize our approved products and our overall financial condition.

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

Our arginase inhibitors program in hematology and oncology indications, including INCB001158, is reliant in part on Incyte for the successful development and commercialization in a timely manner. If Incyte does not devote sufficient resources to INCB001158’s development, is unsuccessful in its efforts, or chooses to terminate its agreement with us, our business, operating results and financial condition will be harmed.*

In January 2017, we and Incyte Corporation entered into the Incyte Collaboration Agreement. Pursuant to the Incyte Collaboration Agreement, we granted Incyte an exclusive, worldwide license to develop and commercialize small molecule arginase inhibitors, including INCB001158, for hematology and oncology indications. We retained rights to certain arginase inhibitors that are not part of the collaboration for specific orphan indications outside of hematology and oncology, including cystic fibrosis. Pursuant to the Incyte Collaboration Agreement, we and Incyte have collaborated on, and co-funded the development of, the licensed products for hematology and oncology indications, including INCB001158, with Incyte bearing 70% and Calithera bearing 30% of global development costs.

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
•

Incyte may terminate its partnership with us without cause and for circumstances outside of our control, which could make it difficult for us to attract new strategic partners or adversely affect how we are perceived in scientific and financial communities; and

•

Incyte may develop or commercialize INCB001158 in a way that exposes us to potential litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability.

In April 2020, we filed a complaint against Incyte in Superior Court of California, San Francisco County, asserting claims for breach of contract arising out of Incyte’s failure to pay two milestone payments we believe are due under the Incyte Collaboration Agreement. Effective September 30, 2020, we have opted out of our co-development obligations and as a result, Incyte will pay all costs to develop INCB001158 or any other licensed products. If we were to terminate our agreement with Incyte due to Incyte’s breach, or if Incyte were to terminate the agreement without cause, there could be a delay in the return of our rights to INCB001158 and the development and commercialization of INCB001158 would be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization on our own.

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

Our relationships with healthcare providers, customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.*

Healthcare providers, customers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, as well as market, sell and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

•

the federal false claims laws, including the False Claims Act, which can be enforced through civil whistleblower or qui tam actions, impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, on certain covered healthcare providers, health plans, and healthcare clearinghouses and their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information as well as their covered subcontractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

the Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies to report to the Centers for Medicare & Medicaid Services, or CMS, an agency within the Department of Health and Human Services, or HHS, information related to payments and other transfers of value to physicians (as defined by such law) and teaching hospitals, as well ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers, marketing expenditures and/or drug pricing, and other state and local laws require the registration of pharmaceutical sales representatives.

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

Since January 2017, President Trump has signed Executive Orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. For example, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under PPACA have been signed into law. The Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. It is unclear how litigation and other efforts to repeal and replace the PPACA will impact the PPACA. We continue to evaluate the potential impact of PPACA and its possible repeal or replacement on our business.

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

Further, there has been heightened governmental scrutiny of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. Additionally, on July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices, or the “most favored nation price,” the details of which were released on September 13, 2020 and also expanded the policy to cover certain Part D drug; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. In addition, there have been and continue to be similar initiatives at the state level to reduce drug costs.

The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare payment reduction sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. It is possible that additional governmental action will be taken in response to the COVID-19 pandemic. We expect that healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of any of our product candidates that we successfully commercialize.

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

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Calithera Biosciences, Inc.	8-K	001-36644	3.1	10/07/2014

3.2	Amended and Restated Bylaws of Calithera Biosciences, Inc.	10-Q	001-36644	3.2	08/10/2020

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of common stock certificate.	S-1	333-198355	4.1	9/25/2014

10.1	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Calithera Biosciences, Inc. 2014 Equity Incentive Plan.

31.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(a).

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

101.PRE** 104

Inline XBRL Taxonomy Extension Presentation Linkbase Document.

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calithera Biosciences, Inc.

Date: November 5, 2020	By:	/s/ Susan M. Molineaux
Susan M. Molineaux, Ph.D.
President and Chief Executive Officer
(Principal Executive and Principal Financial Officer)

Date: November 5, 2020	By:	/s/ Stephanie Wong
Stephanie Wong
Senior Vice President, Finance and Secretary
(Principal Accounting Officer)