Form 10-K
period 2020-12-31
Calithera Biosciences, Inc.
filed 2021-03-16
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $345.0 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $5.28 per share.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2021, was 73,317,051.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and portions of such are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2020, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A - Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or the SEC, after the date of this Annual Report on Form 10-K.

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

Through genetic mutations that alter fundamental metabolic pathways, cancer cells can acquire the ability to grow in an uncontrolled manner, but they also acquire nutrient dependencies that can differentiate them from normal cells. Targeting these nutrient dependencies by inhibiting specific metabolic pathways in cancer cells is a novel therapeutic approach to blocking the uncontrolled growth of tumors. Our lead product candidate, telaglenastat or CB-839, takes advantage of the critical dependency many cancers have on the nutrient glutamine for growth and survival. We believe telaglenastat has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers, and is the first selective allosteric glutaminase inhibitor to enter clinical trials. We retain all commercial rights to telaglenastat and have been granted a U.S. patent, which includes composition of matter coverage for telaglenastat through 2037 in the U.S. and 2032 outside of the U.S.

We are currently developing telaglenastat in combination with standard therapies in a select set of solid tumors. Our lead development pathway for telaglenastat is for the treatment of KEAP1 or NRF2 mutated non-small cell lung cancer, or NSCLC. According to third-party market research, U.S. incidence of NSCLC is 192,208 with 20% of these patients harboring KEAP1 or NRF2 activating mutations. Recently presented clinical data evaluating front-line standard-of-care chemoimmunotherapy treatment for NSCLC patients with mutations in KEAP1/NRF2 demonstrated inferior clinical outcomes compared to patients without these mutations. Thus, NSCLC patients with KEAP1 or NRF2 mutations are a population with an unmet clinical need. Pre-clinical studies have shown that activation of the KEAP1/NRF2 pathway in lung tumors makes them dependent on glutaminase activity for growth and survival, and treatment with teleglenastat selectively blocks their growth. In September 2020, we treated the first patient in the KEAPSAKE study, which is a randomized Phase 2 clinical trial of the glutaminase inhibitor telaglenastat in combination with standard-of-care therapy. The KEAPSAKE study will evaluate the safety and anti-tumor activity of telaglenastat plus standard-of-care chemoimmunotherapy as front-line treatment for patients with stage IV non-squamous non-small cell lung cancer whose tumors have a KEAP1 or NRF2 mutation determined by next-generation sequencing. The double-blind telaglenastat trial will enroll approximately 120 patients with stage IV non-squamous NSCLC with the KEAP1 or NRF2 mutation. Patients will be randomized to receive telaglenastat or placebo, in combination with pembrolizumab, carboplatin and pemetrexed. The study will evaluate the safety and investigator assessed progression-free survival, or PFS, of telaglenastat plus this standard of care chemoimmunotherapy regimen. We anticipate sharing interim data from the KEAPSAKE trial in the second half of 2021.

We were previously developing telaglenastat for the treatment of renal cell carcinoma, or RCC. In January 2021, we announced the results of the CANTATA trial, a 444 patient global, randomized, double-blind trial designed to evaluate the safety and efficacy of telaglenastat in combination with cabozantinib versus placebo with cabozantinib in patients with advanced clear cell RCC who have been treated with one or two prior lines of systemic therapy. The trial did not meet the primary endpoint of progression-free survival, or PFS. Based on this result, we evaluated our operational and workforce needs to extend our cash runway and ensure long-term sustainability. We reduced our workforce by approximately 35% to preserve cash resources. We currently have no plans to further develop telaglenastat in RCC.

As part of our Pfizer clinical collaboration, we initiated a trial with the CDK 4/6 inhibitor IBRANCE®, in combination with telaglenastat in July 2019. The Phase 1/2 trial (NCT03965845) of the combination of telaglenastat plus Ibrance is ongoing in patients with KRAS mutated colorectal cancer and KRAS mutated non-small cell lung cancer. Encouraging efficacy and safety of the combination was observed in PDAC patients treated in the dose escalation phase of the trial. In November 2020, we announced the expansion of the study to include an additional cohort of patients with pancreatic ductal adenocarcinoma whose tumors harbor mutations in both KRAS and CDKN2A. Approximately 50 percent of PDAC patients harbor mutations in both KRAS and CDKN2A.

Our product candidate, CB-280, is an oral inhibitor of arginase, an enzyme that depletes the amino acid arginine. It is being developed for the treatment of cystic fibrosis, or CF. Arginase depletes arginine, which is critical for the generation of NO, or nitric oxide. NO has critical anti-microbial effects in lung and also mediates bronchodilation. CB-280 is a novel oral arginase inhibitor which is solely owned by Calithera. We completed a Phase 1 Single Ascending Dose trial to evaluate the safety, tolerability and pharmacokinetic profile of oral CB-280 in healthy volunteers. In July 2020, we initiated a Phase 1b clinical trial in adult patients with cystic fibrosis and chronic airway infection. The randomized, double blind, placebo-controlled, dose escalation trial will evaluate multiple ascending doses of CB-280, dosed orally twice daily for 14 days, compared to placebo in up to 32 adult CF patients to determine a safe dose range for CB-280. Enrollment in this study is ongoing and we expect to share interim data in the second half of 2021.

An additional arginase inhibitor, INCB001158, was discovered by Calithera and is being developed by Incyte Corporation, or Incyte, for oncology and hematology indications, and is currently being evaluated in Phase 1/2 trials as a monotherapy and in combination with other anti-cancer agents.

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

We have also identified CB-668, an investigational first-in-class, potent, orally administered IL4I1 inhibitor as a novel immuno-oncology approach to cancer. IL4I1 is expressed by tumor cells and antigen presenting cells and metabolizes phenylalanine, tyrosine and tryptophan to produce hydrogen peroxide, an inhibitor of T-cell function, and kynurenic acid an immunosuppressive metabolite. In syngeneic mouse models CB-668 exhibited immune mediated, single agent activity and augmented activity in combination with checkpoint inhibitors. IL4I1 expression has been correlated with poor clinical outcomes and expression is elevated in multiple tumor types including ovarian and B-cell tumors.

Our Strategy

Our goal is to be the leader in the discovery, development and commercialization of novel small molecule drugs to address unmet medical needs resulting from diseases affecting tumor and immune cell biology. Leveraging the potentially broad applicability of our tumor and immune metabolism expertise, our primary focus is in oncology, though we are opportunistically developing therapeutics outside of oncology where we can utilize existing expertise to treat diseases with unmet needs. The key elements of our strategy are to:

•

Develop telaglenastat for the treatment of NRF2/KEAP1 mutated tumors including non-small cell lung cancer, or NSCLC. The NRF2/KEAP1 pathway is known to drive the development of certain cancers, including 20-25% of NSCLC, through the regulation of reactive oxygen species, or ROS, in a manner that requires glutaminase activity. Recently presented clinical data evaluating front-line standard-of-care chemoimmunotherapy treatment in NSCLC patients with mutations in KEAP1/NRF2 demonstrated inferior clinical outcomes compared to patient without these mutations. Multiple in vivo preclinical models have demonstrated that activation of this pathway accelerates tumor formation and growth. In addition to making tumor models more aggressive, the activation of the NRF2/KEAP1 pathway in these models also makes them very sensitive to the inhibition of glutaminase activity by telaglenastat, or CB-839. The clear mechanistic rationale, strong preclinical data, and high unmet medical need in the NSCLC population have motivated a clinical study that is evaluating telaglenastat, in combination with standard of care chemo-immunotherapy in front line NSCLC patients with tumors that harbor mutations in either KEAP1 or NRF2 that activate this pathway. We anticipate sharing interim data from the KEAPSAKE trial in the second half of 2021.

•

Advance the clinical development of telaglenastat for the treatment of additional cancers. Mutated oncogenes can make cancer cells dependent on glutamine for growth and survival and glutaminase inhibitors have synergistic effects when combined with many cancer drugs. Through the use of clinical collaborations, National Cancer Institute and investigator-sponsored exploratory studies, we are developing telaglenastat for additional oncology indications. We have a clinical collaboration with Pfizer to evaluate Pfizer’s CDK4/6 inhibitor palbociclib, also known as IBRANCE®, in combination with telaglenastat.

•

Advance the clinical development of CB-280 as a new treatment modality for cystic fibrosis, or CF. Arginase and the amino acid arginine are believed to be critical in the pathology of cystic fibrosis. Neutrophils accumulate in the lungs of CF patients and secrete arginase, an enzyme that metabolizes arginine and impairs production of nitric oxide, while generating arginine metabolites that may impair lung function. CB-280 is an orally administered small molecule inhibitor of arginase. We are enrolling a Phase 1b trial to evaluate the safety, tolerability and pharmacokinetic profile of oral CB-280 in cystic fibrosis patients and we expect to share interim data in the second half of 2021.

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

Telaglenastat binds to a site on glutaminase distinct from the glutamine-binding active site, making it a highly selective and unique allosteric inhibitor. Telaglenastat is well-tolerated in part because of this selectivity. We believe telaglenastat has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers, and is the first selective allosteric glutaminase inhibitor currently in clinical trials. We retain all commercial rights to telaglenastat and have been granted a U.S. patent, which provides composition of matter coverage for telaglenastat through 2037, as well as patents applied for/issued in other territories.

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

Telaglenastat has been generally well-tolerated using doses up to 1000 mg administered either twice or three times daily. The primary reported treatment-related toxicities with monotherapy telaglenastat observed to date include fatigue, gastrointestinal events (nausea, vomiting, and constipation), elevations in liver function tests, or LFTs, and photophobia. The majority of these adverse events have been mild to moderate (Grade 1/2) in severity.

Evaluation of telaglenastat in combination in non-small cell lung cancer (NSCLC) with NRF2/KEAP1 pathway mutations

Effective treatments for patients with KEAP1 or NRF2 mutations remain a large unmet clinical need. According to third-party market research, U.S. incidence of NSCLC is 192,208. Activating mutations in the KEAP1/NRF2 pathway, which occur in an estimated 20 percent of non-squamous NSCLC patients, occur early in tumor development and drive aggressive tumor growth. Recently presented clinical data demonstrate that activation of this pathway through the loss of KEAP1 function results in very poor outcomes in NSCLC patients receiving front line standard of care chemotherapy or chemo-immunotherapy. In a recently published observational study (Skoulidis, ASCO 2019) the survival of patients with KEAP1 genomic alterations treated with standard-of care first line chemo-immunotherapy was statistically significantly shorter when compared to patients without the mutations (7.8 months vs. 20.4 months p=0.002).

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

In September 2020, we treated the first patient in the KEAPSAKE (NCT04265534) study, which is a randomized Phase 2 clinical trial of the glutaminase inhibitor telaglenastat in combination with standard-of-care therapy. The KEAPSAKE study will evaluate the safety and anti-tumor activity of telaglenastat plus standard-of-care chemoimmunotherapy as front-line treatment for patients with stage IV non-squamous non-small cell lung cancer whose tumors have a KEAP1 or NRF2 mutation determined by next-generation sequencing. The double-blind telaglenastat trial will enroll approximately 120 patients with stage IV non-squamous NSCLC with the KEAP1 or NRF2 mutation. Patients will be randomized to receive telaglenastat or placebo, in combination with pembrolizumab, carboplatin and pemetrexed. Patients are stratified by STK11/LKB1 mutational status and the M stage of cancer (M1a-b vs. M1c). The study will evaluate the safety and investigator assessed progression-free survival, or PFS, of telaglenastat plus this standard of care chemoimmunotherapy regimen. Guardant360 liquid biopsy test will be provided by the study sponsor as an investigational use only, or IUO, testing option for patient selection. We anticipate sharing interim data from the KEAPSAKE trial in the second half of 2021.

Evaluation of telaglenastat in renal cell carcinoma (RCC)

Telaglenastat has been evaluated in two randomized trials for the treatment of RCC, but is not currently being developed for this indication. RCC commonly exhibits genetically-driven metabolic alterations that increase their dependence on glutamine, which creates opportunities to develop novel agents targeting glutamine metabolism that could improve patient outcomes. In January 2021, we reported the topline results of the CANTATA trial. The CANTATA trial (NCT03428217) was a global, randomized, double-blind trial designed to evaluate the efficacy and safety of telaglenastat in combination with cabozantinib versus placebo with cabozantinib in patients with advanced or metastatic RCC who have been treated with one or two prior lines of systemic therapy, including at least one vascular endothelial growth factor, or VEGF-pathway targeted anti-angiogenic therapy, or the combination of nivolumab and ipilimumab. The CANTATA trial enrolled 444 patients at multiple centers globally. Exelixis, Inc. provided cabozantinib for the trial through a material supply agreement with Calithera. As compared to treatment with cabozantinib, the combination of telaglenastat and cabozantinib did not meet the primary endpoint of improving progression free survival, or PFS, in the study population. The primary study endpoint is PFS by blinded independent review. The hazard ratio was 0.94 (p=0.65). Median PFS was 9.2 months among patients treated with telaglenastat and cabozantinib as compared to 9.3 months with cabozantinib and placebo. Sixty-two percent of patients were treated with prior PD(L)-1 containing therapy, and the arms were well balanced. The frequency and severity of adverse events in the telaglenastat-treated population were comparable to that of cabozantinib alone. We have submitted the results for presentation at a medical meeting.

The ENTRATA trial (NCT03163667) was a Phase 2 randomized, double blind trial designed to evaluate the safety and efficacy of telaglenastat in combination with everolimus versus placebo with everolimus in patients with advanced clear cell RCC who have been treated with at least two prior lines of systemic therapy, including at least one VEGFR-targeted tyrosine kinase inhibitor, or TKI. Patients were randomized in a 2:1 ratio. The trial opened for enrollment in August 2017 and completed enrollment in January 2019. The trial enrolled 69 patients at multiple centers in the United States and results were presented earlier this year. Key demographics were balanced between the two treatment arms. Patients enrolled were heavily pre-treated with a median of three prior lines of therapy for advanced metastatic disease including 70% (72% vs. 65% in telaglenastat and placebo arms, respectively) with two or more prior TKIs, and 68% (70% vs. 65%) with intermediate/poor MSKCC prognostic score. Eighty-eight percent of patients received prior PD-1/PD-L1 therapy (91% vs. 83%). Telaglenastat, when added to everolimus, doubled the median PFS to 3.8 months as compared to 1.9 months for everolimus alone and reduced the risk of disease progression or death by 36% (HR=0.64, p=0.079 one-sided). The primary endpoint of the trial was PFS per investigator assessment with a predetermined threshold of p ≤ 0.2 one-sided. Overall response per Response Evaluation Criteria in Solid Tumors version 1.1 (RECIST v.1.1) was 2.2% vs. 0%, and stable disease was 56.5% vs. 47.8%. Based on a data cutoff of September 30, 2020, the median overall survival is 14.4 months vs. 9.7 months in the telaglenastat and control arms, respectively (HR=0.80, p=0.24 one-sided).

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

Evaluation of telaglenastat in combination with palbociclib (Ibrance)

In October 2018, we announced a collaboration with Pfizer to evaluate the CDK4/6 inhibitor palbociclib (Ibrance) in combination with telaglenastat for the treatment of patients with KRAS mutated colorectal cancer and patients with KRAS mutated non-small cell lung cancer. Preclinical data suggest that telaglenastat, which is designed to starve tumor cells of the key nutrient glutamine, synergizes with CDK4/6 inhibitors by enhancing cell cycle arrest and blocking cancer cell proliferation. The combination of telaglenastat with CDK4/6 inhibitors has demonstrated synergistic activity in a number of preclinical cancer models, including colorectal cancer, or CRC, non-small cell lung carcinoma, or NSCLC, triple negative breast cancer, or TNBC, and ER+ breast cancer. Based on these data, we initiated a Phase 1/2 clinical trial of the combination of telaglenastat plus palbociclib in patients with KRAS mutated CRC and patients with KRAS mutated NSCLC in July 2019. The Phase 1/2 trial (NCT03965845) of the combination of telaglenastat plus Ibrance has been evaluating patients with KRAS mutated colorectal cancer and KRAS mutated non-small cell lung cancer. In the ongoing trial, encouraging efficacy and safety of the combination was observed in PDAC patients treated in the dose escalation phase of the trial. In November 2020, we announced the expansion of the study to include an additional cohort of patients with pancreatic ductal adenocarcinoma whose tumors harbor mutations in both KRAS and CDKN2A. Approximately 50 percent of PDAC patients harbor mutations in both KRAS and CDKN2A. In preclinical studies with KRAS-mutated cancer models, telaglenastat showed synergistic anti-tumor effects when used in combination with CDK4/6 inhibitors, such as palbociclib, enhancing cell cycle arrest and blocking cancer cell proliferation.

Evaluation of telaglenastat in additional indications

Telaglenastat is also the subject of several additional investigator-sponsored clinical trials and is available under the NIH/NCI Cancer Therapy Evaluation Program, or CTEP, collaborative agreement for clinical and non-clinical studies. Investigator-sponsored Phase 2 trials are ongoing and recruiting patients with PIK3CA mutant CRC, RAS wild-type CRC and myelosdysplastic syndrome, or MDS. A clinical trial in patients with PIK3CA mutant CRC is ongoing at Case Western and Cleveland Clinic. This research is supported by a Stand Up To Cancer Colorectal Cancer Dream Team Translational Research Grant (Grant Number: SU2C-AACR-DT22-17). As of the June 2018 data presentation, 16 patients have been enrolled, including 12 patients with CRC. CRC patients must have progressed on prior fluoropyrimidine-containing therapy. In the dose escalation phase of the trial, there were no dose limiting toxicities and telaglenastat plus capecitabine was well tolerated at the full dose of telaglenastat. All late-line CRC patients had progressed on at least one prior fluoropyrimidine-containing regimen. For CRC patients with PIK3CA-mutated cancer (n=7), the median PFS was 26 weeks and for patients with PIK3CA wild-type cancer (n=5) the median PFS was 16 weeks (p=0.058). These results compare favorably to historical data in third line CRC patients receiving standard of care therapies, where the median PFS is approximately 8 weeks. The Phase 2 dose expansion portion of this study in patients with PIK3CA mutant colorectal cancer is ongoing. Additional investigator sponsored trials include the following:

•A clinical trial in patients with KRAS wild-type CRC is ongoing at Vanderbilt evaluating telaglenastat plus panitumumab in anti-EGFR-refractory patients. Dose escalation is complete and the Phase 2 portion of this trial is ongoing.

•A clinical trial in patients with high risk MDS is ongoing at MD Anderson Cancer Center. Phase 2 is ongoing and an interim analysis was presented at the 2020 American Society of Hematology Annual meeting. As of the data cutoff of July 2020, 23 patients had been enrolled and 6 patients remained on study.

•A clinical trial in patients with platinum resistant BRCA wild-type ovarian cancer is ongoing at the University of Alabama at Birmingham evaluating teleglenastat plus niraparib.

In addition to the investigator sponsored trials, a total of five NIH/NCI CTEP trials are ongoing. These trials include the following:

•A study of telaglenastat in combination with carfilzomib and dexamethasone for the treatment of multiple myeloma

•A study of telaglenastat plus radiation therapy and temozolomide in patients with IDH mutant glioma

•A study of telaglenastat plus osimertinib in patients with EGFR mutant NSCLC

•A study of telaglenastat monotherapy in patients with solid tumors with NF1, KEAP1/NRF2 or STK11 mutations

•A study of telaglenastat plus sapanisertib in patients with advanced NSCLC with KEAP1/NRF2/STK11 mutations

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

Arginase Inhibitor CB-280

Arginase has been proposed to be critical in the pathophysiology of several non-oncology diseases, including cystic fibrosis, or CF. CF patients have a mutation in the gene that encodes the cystic fibrosis transmembrane-conductance regulator, or CFTR, making them particularly susceptible to progressive loss in lung function. Airway disease in CF has a complex pathophysiology and, despite recent advances in developing therapies for CF, there still remains an unmet need. CB-280 is a potent and selective oral inhibitor of arginase. Neutrophils accumulate in the lungs of CF patients and secrete arginase. Sputum from patients with CF has elevated arginase activity leading to diminished arginine levels. Reduced arginine is thought to exacerbate pulmonary disease in CF by impairing production of nitric oxide, leading to a diminished anti-microbial response and impaired airway function. It is known that airways of patients with CF have lower than normal nitric oxide, or NO, production, and lower NO levels directly correlate with worsened lung function and increased colonization with pathogens, including Pseudomonas aeruginosa. Research in CF patients has demonstrated that increasing arginine levels can increase the production of nitric oxide and improve lung function. In addition, published preclinical data also demonstrated that arginine-dependent NO-based signaling was associated with increased function of the CFTR (Wu et al. Molecular Pharmacology 2019). The result was that the use of an arginase inhibitor improved the function of delta 508 mutant CFTR in the presence or absence of a CFTR modulator as demonstrated by a change FLIPR fluorescence from baseline.

We, along with our pre-clinical collaborators, have validated arginase inhibitors in mouse models of CF. In October 2020, we presented a trial in progress poster detailing the trial design at the North American Cystic Fibrosis 2020 Virtual Conference. The poster presentation includes preclinical study results which suggest CB-280 significantly improved lung function and reduced Pseudomonas aeruginosa colony-forming units in pre-clinical models. Arginase inhibition with CB-280 resulted in improved central airway resistance in CFTR knockout mice, and decreased lung infection in wild type and DeltaF508-CFTR-expressing mice infected with Pseudomonas. Based on pre-clinical studies in a mouse model of CFTR-mutated CF, we believe that arginase inhibition can lead to reduced infection and improved lung function in CF patients and that these data support the clinical development of CB-280 in CF. In February 2019, we initiated a Phase 1 trial conducted under an IND application. The first-in-human Phase 1 Single Ascending Dose trial, which is now complete, evaluated the safety, tolerability and pharmacokinetic profile of oral CB-280 in healthy volunteers. A Phase 1b clinical study in CF patients was initiated in July 2020, evaluating multiple doses of CB-280 compared to placebo in 32 adult CF patients to determine a maximum tolerated dose, or MTD, range for CB-280 in CF patients. Patients at study entry must be stable on CF background therapies with FEV1 40-90% of predicted. Patients will receive CB-280 or placebo for 14 days; lung function as well as microbes in sputum will be evaluated. A dose-finding expansion of this study is planned in which additional cohorts of patients will receive different doses of CB-280 or placebo for 28 days in order to select the optimal dose of CB-280 to improve lung function. For the entire study, patients will continue their existing therapies for CF (including CFTR modulators).

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

INCB001158, a potent and selective orally bioavailable inhibitor of the enzyme arginase, was discovered by us and is being developed with Incyte. Arginase depletes arginine, a nutrient that is critical for the activation and proliferation of the body’s cancer-fighting immune cells, such as cytotoxic T-cells and natural killer (NK)-cells. During normal activation of the immune system, arginase, which is expressed by suppressive myeloid immune cells, plays an important role in halting T-cell proliferation. But in many tumors, including lung, gastrointestinal, bladder, renal cancer, squamous cell cancer of the head and neck, and acute myeloid leukemia, arginase-expressing myeloid cells accumulate and maintain an immunosuppressive environment, blocking the ability of T-cells and NK-cells to kill cancer cells. We believe that inhibitors of arginase can promote an anti-tumor immune response by restoring arginine levels, thereby allowing activation of the body’s own immune cells, including cytotoxic T-cells and NK-cells. INCB001158 entered clinical trials in September 2016 and is currently being tested in four ongoing clinical trials. The first Phase 1b/2 trial (NCT02903914) is designed to evaluate the safety and recommended Phase 2 dose of INCB001158 as a mono-therapy and in combination with the immune checkpoint inhibitor pembrolizumab.

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

CD73 is an enzyme that produces adenosine, a powerful inhibitor of immune function in tumors. CD73 is expressed across a wide range of tumors and tumor infiltrating leukocytes, and often correlates with poor prognosis. Blockade of adenosine production by CD73 inhibition is expected to reverse immunosuppression in the tumor microenvironment and enhance the immune system’s ability to fight the cancer. We have developed an orally-bioavailable small molecule inhibitor of CD73, CB-708, that has anti-tumor activity in mouse syngeneic models both as monotherapy and in combination with checkpoint inhibitors as well as chemotherapy. Preclinical data were presented at the 2019 American Association for Cancer Research annual meeting in April and the Society for Immunotherapy of Cancer meeting in November demonstrating that CB-708 is a potent and selective inhibitor of CD73 that has immune-mediated, single agent activity in syngeneic mouse tumor models. In pre-clinical studies CB-708 was well-tolerated and shows enhanced anti-tumor activity when combined with either an anti-PD-L1 immunotherapy or with chemotherapeutic agents, such as oxaliplatin or doxorubicin. Despite the promising preclinical data on CB-708, we have chosen to de-prioritized development of this program at this time and we do not have any current plans to advance the candidate into clinical trials.

We have also identified CB-668, an investigational first-in-class, potent, orally administered IL4I1 inhibitor as a novel immuno-oncology approach to cancer. CB-668 is an inhibitor of the enzyme IL4I1, an enzyme that is expressed by tumor cells and antigen presenting cells, metabolizes phenylalanine, tyrosine and tryptophan to produce hydrogen peroxide, an inhibitor of T-cell function. In particular, IL4I1 can metabolize tryptophan to kynurenic acid and other metabolites that lead to immunosuppression in the tumor microenvironment. Preclinical data were presented at the 2020 Society for Immunotherapy of Cancer Annual Meeting. In syngeneic mouse models CB-668 exhibited immune mediated, single agent activity and augmented activity in combination with checkpoint inhibitors. IL4I1 expression has been correlated with poor clinical outcomes and expression is elevated in multiple tumor types including ovarian and B-cell tumors. We plan to begin a preclinical study in canine lymphoma patients in the second half of 2021.

Intellectual Property

Our commercial success depends in large part on our ability to obtain and maintain intellectual property protection for our product candidates, including telaglenastat, INCB001158, CB-280, our preclinical compounds, and our core technologies. Our policy is to seek to protect our intellectual property position by, among other methods, filing U.S. and foreign patent applications related to the technology, inventions and improvements that are important to the development and implementation of our business strategy. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position.

We file patent applications directed to our product candidates, preclinical compounds and related technologies to establish intellectual property positions on these compounds and their uses in treating disease. We are also seeking patent protection for the use of biomarkers to identify patients most likely to benefit from treatment with our product candidates. As of December 31, 2020, we owned 20 issued U.S. patents, 42 issued foreign patents, and approximately 302 pending U.S. and foreign patent applications in the following foreign jurisdictions: Argentina, Australia, Brazil, Canada, Chile, China, Colombia, Costa Rica, Ecuador, the Eurasian Patent Organization, Europe, Hong Kong, Indonesia, India, Israel, Japan, Malaysia, Mexico, New Zealand, Peru, Philippines, Russia, Singapore, South Africa, South Korea, Sri Lanka, Taiwan, Thailand, Ukraine, Venezuela, and Vietnam. We expect that these patents and patent applications, if issued, would expire between April 2031 and October 2041.

As of December 31, 2020, the intellectual property portfolio for our glutaminase inhibitor program, which includes telaglenastat, included ten issued U.S. patents. Six of these U.S. patents expire between 2032 and 2037 and claim compositions of matter for and methods of treating cancer with telaglenastat. The other U.S. patents expire between 2035 and 2037, claiming methods of treating cancer with telaglenastat. We also have 36 issued foreign patents, seven pending U.S. patent applications and 97 corresponding pending PCT and foreign patent applications directed to compositions of matter for telaglenastat and related chemical compounds, as well as methods of using these compounds. This portfolio includes one granted U.S. patent and one pending U.S. patent application relating to methods for measuring biomarkers in cancer patients to identify patients suitable for treatment with glutaminase inhibitors. We expect that these patents and patent applications, if issued, would expire between November 2032 and September 2041.

The intellectual property portfolio for our arginase inhibitor program, which includes INCB001158 and CB-280, includes issued patents and pending patent applications that we have exclusively licensed from Symbioscience as well as issued patents and pending patent applications that we own. This portfolio includes 17 issued U.S. patents, seven pending U.S. patent applications, 150 corresponding pending foreign patent applications, and 50 issued foreign patents directed to various arginase inhibitors, therapeutic methods of using the compounds, methods of making the compounds, and intermediates useful in preparing the compounds. We expect that these patents and patent applications, if issued, would expire between April 2031 and May 2038.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties to manufacture clinical supplies of telaglenastat and CB-280. Telaglenastat and CB-280 are organic compounds of low molecular weight. Our third-party contract manufacturers are currently producing telaglenastat and CB-280 for use in our clinical trials utilizing reliable and reproducible synthetic processes and common manufacturing techniques. We obtain our supplies from manufacturers on a purchase order basis and do not have any long-term arrangements. In addition, we do not currently have arrangements in place for bulk drug substance or drug product services of telaglenastat and CB-280. We intend to identify and qualify additional manufacturers to provide bulk drug substance and drug product services prior to submission of a new drug application to the FDA if necessary to ensure sufficient commercial quantities of telaglenastat and CB-280. Incyte Corporation has responsibility for manufacturing of INCB001158 drug substance and drug product.

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

There are also a number of product candidates in preclinical and clinical development by third parties to treat cancer by targeting cellular metabolism. Our principal competitors in the fields of tumor immunology, tumor metabolism, and/or other product candidates in development for advanced cancer treatment include Agios Pharmaceuticals, Inc., Arcus Biosciences, Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, Bayer Pharma AG, Bristol-Myers Squibb Company, Celgene Corporation, Corvus Pharmaceuticals, Inc., Dracen Pharmaceuticals, Inc., Eisai Co., Ltd., Eli Lilly and Company, GlaxoSmithKline plc, Incyte Corporation, iTeos Therapeutics SA, Merck & Co., Merck KGaA, Nektar Therapeutics, Novartis International AG, Pfizer Inc, Roche Holdings AG and its subsidiary Genentech, Inc., and Takeda Pharmaceutical Co., Ltd.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. Physicians, on the other hand, may prescribe products for off label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off label uses of products for which marketing clearance has not been issued. Companies may only share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses, and a company that is found to have improperly promoted off label uses may be subject to significant liability.

Additional U.S. Healthcare Regulations

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

Employees

As of December 31, 2020, we had 94 employees, 92 of which were full-time employees, including 26 employees with Ph.D. or M.D. degrees. Of these full-time employees, 62 employees are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. On January 4, 2021, we announced a reduction in force by approximately 35%, which we anticipate the majority to be completed by the end of the first quarter of 2021.

Facilities

We occupy approximately 54,000 square feet of office and laboratory space in South San Francisco, California. Our lease term is through January 2024, with an option to extend another two years to January 2026. In March 2021, we entered into an amendment to our lease where we reduced our leased space to approximately 34,000 square feet. We believe that our facility is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. These risks include, among others, the following:

•

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.

•

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

•

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

•	Our approach to the discovery and development of product candidates that target tumor metabolism and tumor immunology is unproven and may never lead to marketable products.
•	Our drug discovery and development efforts might not generate successful product candidates.
•

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

•	If we experience delays or difficulties in enrolling patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
•

If serious adverse effects or unexpected characteristics of our product candidates are identified during development, we may need to abandon or limit our development of some or all of our product candidates.

•	Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.
•	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•	Product liability lawsuits against us could cause us to incur substantial liabilities and could limit the commercialization of any product candidates we may develop.
•	If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.
•

We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing and manufacture our product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.

•

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

•

We have in the past and may seek in the future to selectively establish collaborations, and, if we are unable to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

•	Our internal computer systems, or those used by our Clinical Research Organizations or other contractors or consultants, may fail or suffer security breaches.
•	If we are alleged to infringe intellectual property rights of third parties, our business could be harmed.
•	We may not be able to protect, or fully exploit, our intellectual property rights throughout the world, which could impair our competitive position.
•

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

•	Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.
•	Our future success depends on our ability to retain our senior management team and to attract, retain and motivate qualified personnel.
•	The trading price of our common stock is likely to be volatile, and purchasers of our common stock could incur substantial losses.
•

If we are unable to maintain proper and effective internal controls over financial reporting, the accuracy and timeliness of our financial reporting and the market price of our common stock may be adversely affected.

•	If we are unable to adequately address these and other risks we face, our business, financial condition, operating results and prospects may be adversely affected.

Risk Factors

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.

Since our inception, we have incurred significant operating losses. Our net loss was $90.1 million, $89.9 million, and $54.6 million for year ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $376.2 million. To date, we have financed our operations through sales of our capital stock and payments from the Incyte Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it may be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, clinical development, laboratory testing and clinical trials for our product candidates, in particular telaglenastat and CB-280;
•	the costs, timing and outcome of any regulatory review of our product candidates, telaglenastat and CB-280;
•	the cost of any other product programs we pursue;
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

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may alter or delay our plans. If a product candidate is approved, we will need to transition from a company with a research and development focus to a company capable of supporting successful commercial activities. We may not be successful in any step in such a transition.

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

Furthermore, our ability to use our net operating losses and other tax attributes to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. Federal net operating losses generated prior to 2018 will continue to be governed by the net operating loss tax rules as they existed prior to the adoption of the Tax Cuts and Jobs Act of 2017, or Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, signed into law on March 27, 2020, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses will be limited to 80% of current year taxable income for taxable years beginning after December 31, 2020.

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

Our business could be adversely affected in the future by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries worldwide, including the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency and invoked powers under the Stafford Act, the legislation that directs federal emergency disaster response, and under the Defense Production Act, the legislation that facilitates the production of goods and services necessary for national security and for other purposes. Similarly, the State of California declared a state of emergency related to the spread of COVID-19, and the Governor of California and other health officials in California have announced aggressive orders, health directives and recommendations to reduce the spread of the disease. On March 16, 2020, the Health Officer of San Mateo County, the county in which our headquarters is located, issued a “Shelter in Place” Order requiring, among other things, the closure of all non-essential businesses. Further, the Governor of California issued an executive order directing that all non-essential businesses close their physical operations and implement work-from-home schedules, effective as of March 19, 2020. We have implemented work-from-home policies for all employees. The effects of the executive order and our work-from-home policies may continue to negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. For example, the CANTATA trial was fully enrolled in October 2019, and we previously advised that we planned to report top-line efficacy and safety data from the trial in the late third quarter or fourth quarter of 2020. In light of delays associated with COVID-19, top-line data was announced in early first quarter 2021. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials could occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a particular clinical trial do not necessarily predict final results of that trial. For example, our CANTATA trial of telaglenastat in RCC did not meet the primary endpoint of PFS despite earlier encouraging results in this indication in a Phase 1b trial.

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

We do not have a sales and marketing infrastructure to support any future commercialization efforts. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a robust sales and marketing organization and/or outsource these functions to other third parties. For our small molecule arginase inhibitors in hematology and oncology indications, including INCB001158, we will be dependent on Incyte’s sales and marketing infrastructure to effectively commercialize these products. In the future, we may choose to build a focused sales and marketing infrastructure to sell some of our product candidates, if and when they are approved, excluding INCB001158.

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

There are also a number of product candidates in preclinical and clinical development by third parties to treat cancer by targeting cellular metabolism. Our principal competitors in the fields of tumor immunology, tumor metabolism, and/or other product candidates in development for advanced cancer treatment include Agios Pharmaceuticals, Inc., Arcus Biosciences, Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, Bayer Pharma AG, Bristol-Myers Squibb Company, Celgene Corporation, Corvus Pharmaceuticals, Inc., Dracen Pharmaceuticals, Inc., Eisai Co., Ltd., Eli Lilly and Company, GlaxoSmithKline plc, Incyte Corporation, iTeos Therapeutics SA, Merck & Co., Merck KGaA, Nektar Therapeutics, Novartis International AG, Pfizer Inc, Roche Holdings AG and its subsidiary Genentech, Inc., and Takeda Pharmaceutical Co., Ltd.

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

In addition, there has been heightened governmental scrutiny of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. We expect additional healthcare reform initiatives to be adopted in the future, particularly in light of the new presidential administration. We continue to monitor and evaluate the potential impact of these legislative actions and their effect on our business and operations.

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

Interference or derivation proceedings brought by the USPTO or its foreign counterparts may be necessary to determine the priority of inventions with respect to our patent applications, and we may also become involved in other proceedings, such as re-

examination proceedings, before the USPTO or its foreign counterparts. Due to the substantial competition in the pharmaceutical space, the number of such proceedings may increase. This could delay the prosecution of our pending patent applications or impact the validity and enforceability of any future patents that we may obtain. In addition, any such litigation, submission or proceeding may be resolved adversely to us and, even if successful, may result in substantial costs and distraction to our management.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements, quality assurance and corresponding maintenance of records and documents and requirements regarding the distribution of samples to health care professionals and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine. The FDA closely regulates the post approval marketing and promotion of drugs to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Companies may only share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling.

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

•

the Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies to report to the Centers for Medicare & Medicaid Services, or CMS, an agency within the Department of Health and Human Services, or HHS, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and other transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives during the previous year; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers, marketing expenditures and/or drug pricing, and other state and local laws require the registration of pharmaceutical sales representatives.

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

There have been executive, judicial, and Congressional challenges to certain aspects of the PPACA. For example, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under PPACA have been signed into law. The Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. Further, although the U.S. Supreme Court has not yet ruled on the constitutionality of the PPACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the PPACA. We continue to evaluate the potential impact of PPACA and its possible repeal or replacement on our business.

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

Further, there has been heightened governmental scrutiny of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. In addition, there have been and continue to be similar initiatives at the state level to reduce drug costs.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. It is possible that additional governmental action will be taken in response to the COVID-19 pandemic. We expect that healthcare reform measures may be adopted in the future, particularly in light of the new presidential administration, which could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of any of our product candidates that we successfully commercialize.

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

We may need to expand our operations, and may encounter difficulties in managing our growth, which could disrupt our business.

In the future, we may need to expand the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our future growth, we may need to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage an expansion of our operations or recruit and train additional qualified personnel. Moreover, an expansion of our operations may lead to significant costs and may divert our management and business development resources. For example, our facilities expenses may increase, or decrease which will vary depending on the time and terms of any facility lease or sublease we may enter into from time to time. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot provide effective controls and reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting. In the future, our independent registered public accounting firm may also need to attest to the effectiveness of our internal control over financial reporting.

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

Our headquarters are located at 343 Oyster Point Blvd., Suite 200, South San Francisco, California 94080 under a lease that expires in January 2024, with an option to extend another two years to January 2026. In March 2021, we entered into an amendment to our lease where we reduced our leased space to approximately 34,000 square feet. We believe that our existing facilities are adequate for our current needs.

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

Holders of Record

As of March 10, 2021, there were approximately 21 holders of record of our common stock.

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

This discussion and analysis generally covers our financial condition and results of operations for the year ended December 31, 2020, including year-over-year comparisons versus the year ended December 31, 2019. Our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 11, 2020, and available free of charge on the SEC’s website at www.sec.gov and at our investor relations website www.calithera.com, includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2018 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Through genetic mutations that alter fundamental metabolic pathways, cancer cells can acquire the ability to grow in an uncontrolled manner, but they also acquire nutrient dependencies that can differentiate them from normal cells. Targeting these nutrient dependencies by inhibiting specific metabolic pathways in cancer cells is a novel therapeutic approach to blocking the uncontrolled growth of tumors. Our lead product candidate, telaglenastat or CB-839, takes advantage of the critical dependency many cancers have on the nutrient glutamine for growth and survival. We believe telaglenastat has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers, and is the first selective allosteric glutaminase inhibitor to enter clinical trials. We retain all commercial rights to telaglenastat and have been granted a U.S. patent, which includes composition of matter coverage for telaglenastat through 2037 in the U.S. and 2032 outside of the U.S.

We are currently developing telaglenastat in combination with standard therapies in a select set of solid tumors. Our lead development pathway for telaglenastat is for the treatment of KEAP1 or NRF2 mutated non-small cell lung cancer, or NSCLC. According to third-party market research, U.S. incidence of NSCLC is 192,208 with 20% of these patients harboring KEAP1 or NRF2 activating mutations. Recently presented clinical data evaluating front-line standard-of-care chemoimmunotherapy treatment for NSCLC patients with mutations in KEAP1/NRF2 demonstrated inferior clinical outcomes compared to patient without these mutations. Thus, NSCLC patients with KEAP1 or NRF2 mutations are a population with a large unmet clinical need. Pre-clinical studies have shown that activation of the KEAP1/NRF2 pathway in lung tumors makes them dependent on glutaminase activity for growth and survival, and treatment with teleglenastat selectively blocks their growth. In September 2020, we treated the first patient in the KEAPSAKE study, which is a randomized Phase 2 clinical trial of the glutaminase inhibitor telaglenastat in combination with standard-of-care therapy. The KEAPSAKE study will evaluate the safety and anti-tumor activity of telaglenastat plus standard-of-care chemoimmunotherapy as front-line treatment for patients with stage IV non-squamous non-small cell lung cancer whose tumors have a KEAP1 or NRF2 mutation determined by next-generation sequencing. The double-blind telaglenastat trial will enroll approximately 120 patients with stage IV non-squamous NSCLC with the KEAP1 or NRF2 mutation. Patients will be randomized to receive telaglenastat or placebo, in combination with pembrolizumab, carboplatin and pemetrexed. The study will evaluate the safety and investigator assessed progression-free survival, or PFS, of telaglenastat plus this standard of care chemoimmunotherapy regimen. We anticipate sharing interim data from the KEAPSAKE trial in the second half of 2021.

We were previously developing telaglenastat for the treatment of renal cell carcinoma, or RCC. In January 2021, we announced the results of the CANTATA trial, a 444 patient global, randomized, double-blind trial designed to evaluate the safety and efficacy of telaglenastat in combination with cabozantinib versus placebo with cabozantinib in patients with advanced clear cell RCC who have been treated with one or two prior lines of systemic therapy. The trial did not meet the primary endpoint of progression-free survival, or PFS. Based on this result, we evaluated our operational and workforce needs to extend our cash runway and ensure long-term sustainability. We reduced our workforce by approximately 35% to preserve cash resources. We currently have no plans to further develop telaglenastat in RCC.

As part of our Pfizer clinical collaboration, we initiated a trial with the CDK 4/6 inhibitor IBRANCE®, in combination with telaglenastat in July 2019. The Phase 1/2 trial (NCT03965845) of the combination of telaglenastat plus Ibrance is ongoing in patients with KRAS mutated colorectal cancer and KRAS mutated non-small cell lung cancer. Encouraging efficacy and safety of the combination was observed in PDAC patients treated in the dose escalation phase of the trial. In November 2020, we announced the expansion of the study to include an additional cohort of patients with pancreatic ductal adenocarcinoma whose tumors harbor mutations in both KRAS and CDKN2A. Approximately 50 percent of PDAC patients harbor mutations in both KRAS and CDKN2A.

Our product candidate, CB-280, is an oral inhibitor of arginase, an enzyme that depletes the amino acid arginine. It is being developed for the treatment of cystic fibrosis, or CF. Arginase depletes arginine, which is critical for the generation of NO, or nitric oxide. NO has critical anti-microbial effects in lung and also mediates bronchodilation. CB-280 is a novel oral arginase inhibitor which is solely owned by Calithera. We completed a Phase 1 Single Ascending Dose trial to evaluate the safety, tolerability and pharmacokinetic profile of oral CB-280 in healthy volunteers. In July 2020, we initiated a Phase 1b clinical trial in adult patients with cystic fibrosis and chronic airway infection. The randomized, double blind, placebo-controlled, dose escalation trial will evaluate multiple ascending doses of CB-280, dosed orally twice daily for 14 days, compared to placebo in up to 32 adult CF patients to determine a safe dose range for CB-280. Enrollment in this study is ongoing and we expect to share interim data in the second half of 2021.

An additional arginase inhibitor, INCB001158, was discovered by Calithera and is being developed by Incyte Corporation, or Incyte, for oncology and hematology indications, and is currently being evaluated in Phase 1/2 trials as a monotherapy and in combination with other anti-cancer agents.

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

We have also identified CB-668, an investigational first-in-class, potent, orally administered IL4I1 inhibitor as a novel immuno-oncology approach to cancer. IL4I1 is expressed by tumor cells and antigen presenting cells and metabolizes phenylalanine, tyrosine and tryptophan to produce hydrogen peroxide, an inhibitor of T-cell function, and kynurenic acid an immunosuppressive metabolite. In syngeneic mouse models CB-668 exhibited immune mediated, single agent activity and augmented activity in combination with checkpoint inhibitors. IL4I1 expression has been correlated with poor clinical outcomes and expression is elevated in multiple tumor types including ovarian and B-cell tumors.

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

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred. Costs associated with co-development activities performed under our collaboration agreements with Incyte, Bristol-Myers Squibb, and Pfizer and activity performed under our award with the Cystic Fibrosis Foundation are included in research and development expenses, with any reimbursement of costs reflected as a reduction of such expenses.

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

The following table shows our research and development expenses for 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in thousands)
Development candidate:
Telaglenastat (CB-839)	$53,776	$51,019
INCB001158	4,133	10,336
CB-280	5,998	4,002
Total development	63,907	65,357
Preclinical and research:
Preclinical and research	7,108	10,933
Total	$71,015	$76,290

We expect our research and development expenses will decrease over the next year primarily due to the completion of our CANTATA trial and our workforce reduction announced in January 2021.

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, audit and accounting services, insurance, investor relations and other expenses associated with being a public company. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation expense and other supplies. We expect our general and administrative expenses will decrease over the next year.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

	Years Ended
	December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$71,015	$76,290	$(5,275)	-7%
General and administrative	20,372	16,605	3,767	23%
Total operating expenses	91,387	92,895	(1,508)	-2%
Loss from operations	(91,387)	(92,895)	1,508	-2%
Interest and other income, net	1,250	3,035	(1,785)	-59%
Net loss	$(90,137)	$(89,860)	$(277)	0%

Research and Development

Research and development expenses decreased $5.3 million, or 7%, from $76.3 million for 2019 to $71.0 million for 2020. The decrease of $5.3 million was due to a $6.2 million decrease in the INCB001158 program and a $3.8 million decrease in our early stage research programs, partially offset by an increase of $2.7 million in the telaglenastat program and an increase of $2.0 million in the CB-280 program.

General and Administrative

General and administrative expenses increased $3.8 million, or 23%, from $16.6 million for 2019 to $20.4 million for 2020. The increase of $3.8 million was primarily related to a $2.5 million increase in personnel-related and facility costs, primarily from increases in headcount, salaries, stock-based compensation expense and the expansion of our office space, and a $1.3 million increase in professional services costs, mainly for activities related to commercial preparation and the potential launch of telaglenastat and legal services related to our complaint filed against Incyte.

Interest and Other Income, net

Interest and other income, net decreased $1.8 million, from $3.0 million for the year ended December 31, 2019 to $1.2 million for the year ended December 31, 2020. The decrease of $1.8 million was primarily due to lower interest income generated from lower returns on our investments.

Liquidity and Capital Resources

As of December 31, 2020, we had cash, cash equivalents and investments totaling $115.2 million. Our operations have been financed by net proceeds from the sale of shares of our capital stock and payments from the Incyte Collaboration Agreement.

In August 2020, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our common stock. As of December 31, 2020, $250 million of our common stock remained available for sale, of which $75 million may be issued and sold pursuant to an at-the-market offering program for sales of our common stock under a sales agreement with Jefferies LLC, subject to certain conditions as specified in the sales agreement.

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

We believe that our existing cash, cash equivalents and investments as of December 31, 2020 will be sufficient for us to meet our current operating plan for at least the twelve-month period following the filing of our December 31, 2020 Form 10-K. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially based on a number of factors including the extent and magnitude of the impact from the COVID-19 pandemic, in particular the challenges associated with opening new clinical studies. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash used in operating activities	$(84,312)	$(78,745)
Cash provided by (used in) investing activities	$88,960	$(10,784)
Cash provided by financing activities	$42,061	$98,908

Cash Flows

Year Ended 2020 Compared with Year Ended 2019

Cash used in operations was $84.3 million for 2020, compared to $78.7 million for 2019. The increase of $5.6 million in cash used in operations was primarily due to the timing of payments.

Cash provided by (used in) investing activities was $89.0 million and ($10.8) million in 2020 and 2019, respectively, and for both years primarily related to the purchase and the sale and maturity of investments.

Cash provided by financing activities was $42.1 million and $98.9 million in 2020 and 2019, respectively. For 2020, we received $33.5 million in net proceeds from the sale and issuance of common stock related to our public offering, $7.4 million in net proceeds from the issuance of common stock through our at-the-market offering program, and $1.2 million from the issuance of common stock upon the exercise of stock options and from employee stock plan purchases. In 2019, we received $53.8 million in net proceeds from the sale and issuance of common stock related to our public offering, $43.9 million in net proceeds from the issuance of common stock through our at-the-market offering programs, and $1.2 million from the issuance of common stock upon the exercise of stock options and from employee stock plan purchases.

Off-Balance Sheet Arrangements

During 2020 and 2019 we did not have any off-balance sheet arrangements.

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

CALITHERA BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Calithera Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Calithera Biosciences, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Accrued research and development expenses
Description of the Matter

As of December 31, 2020, the Company accrued $7.9 million of clinical and contract manufacturing expenses. As described in Note 2 to the consolidated financial statements, the Company records accrued liabilities for estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced. The Company accrues for these costs based on factors such as estimates of the work completed under service agreements established with its third-party service providers.

Auditing management’s accounting for accrued research and development expenses was especially challenging because the analysis is dependent upon data exchanged between internal clinical personnel and third-party service providers. The determination of the accrual when the Company has either not been invoiced or has not received information regarding actual costs incurred requires evaluation of the status and timing of actual services performed, number of patients enrolled, and the rate of patient enrollments, which is tracked in spreadsheets and other end user computing programs.

How We Addressed the Matter in Our Audit

To test the Company’s accrued clinical and contract manufacturing expenses, our audit procedures included, among others, testing the completeness and accuracy of management’s calculations of activities performed for significant clinical trials. We investigated significant fluctuations or the absence of expected fluctuations in the accrual balances and agreed amounts underlying the accrual balances to supporting agreements, change orders, assessments of the level of effort incurred, estimated timelines, invoices and payment documentation. We met with clinical personnel outside of the accounting department to discuss the basis of significant accruals. Further, we tested a sample of actual invoices paid to third parties both before and after the balance sheet date to determine whether services performed had been properly recorded.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Redwood City, California

March 16, 2021

Calithera Biosciences, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$107,146	$60,437
Short-term investments	8,005	96,924
Receivables from collaborations	1,541	482
Prepaid expenses and other current assets	2,011	1,953
Total current assets	118,703	159,796
Other assets	—	280
Restricted cash	440	440
Property and equipment, net	690	992
Operating lease right-of-use asset	5,754	7,260
Total assets	$125,587	$168,768
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,994	$2,052
Accrued and other liabilities	16,407	17,572
Total current liabilities	18,401	19,624
Noncurrent operating lease liability	4,815	6,718
Total liabilities	23,216	26,342
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized as of December 31, 2020 and 2019; no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.0001 par value, 200,000 shares authorized as of December 31, 2020 and 2019; 70,686 and 63,514 shares issued and outstanding as of December 31, 2020 and 2019, respectively	7	6
Additional paid-in capital	478,599	428,479
Accumulated deficit	(376,238)	(286,101)
Accumulated other comprehensive income	3	42
Total stockholders’ equity	102,371	142,426
Total liabilities and stockholders’ equity	$125,587	$168,768

See accompanying notes.

Calithera Biosciences, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Collaboration revenue	$—	$—	$22,254
Total revenue	—	—	22,254
Operating expenses:
Research and development	71,015	76,290	66,195
General and administrative	20,372	16,605	13,340
Total operating expenses	91,387	92,895	79,535
Loss from operations	(91,387)	(92,895)	(57,281)
Interest and other income, net	1,250	3,035	2,652
Net loss	$(90,137)	$(89,860)	$(54,629)
Net loss per share, basic and diluted	$(1.31)	$(1.90)	$(1.49)
Weighted average common shares used to compute net loss per share, basic and diluted	68,814	47,312	36,604

See accompanying notes.

Calithera Biosciences, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(90,137)	$(89,860)	$(54,629)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(39)	155	157
Total comprehensive loss	$(90,176)	$(89,705)	$(54,472)

See accompanying notes.

Calithera Biosciences, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	35,759	$4	$300,906	$(150,333)	$(270)	$150,307
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	2,731	—	13,729	—	—	13,729
Exercise of stock options	125	—	247	—	—	247
Issuance of common stock per ESPP purchase	219	—	674	—	—	674
Stock-based compensation expense	—	—	7,437	—	—	7,437
Cumulative-effect adjustment from adoption of ASC 606 accounting standard on revenue recognition	—	—	—	8,792	—	8,792
Net loss	—	—	—	(54,629)	—	(54,629)
Unrealized gain on available-for-sale securities	—	—	—	—	157	157
Balance at December 31, 2018	38,834	4	322,993	(196,170)	(113)	126,714
Issuance of common stock in connection with public offering, net of underwriting commissions and issuance costs	14,375	1	53,760	—	—	53,761
Issuance of common stock in connection with at-the-market offerings, net of underwriting commissions and issuance costs	9,929	1	43,967	—	—	43,968
Exercise of stock options	191	—	490	—	—	490
Issuance of common stock per ESPP purchase	185	—	732	—	—	732
Stock-based compensation expense	—	—	6,466	—	—	6,466
Cumulative-effect adjustment from adoption of ASU 2018-07 accounting standard on stock compensation	—	—	71	(71)	—	—
Net loss	—	—	—	(89,860)	—	(89,860)
Unrealized gain on available-for-sale securities	—	—	—	—	155	155
Balance at December 31, 2019	63,514	6	428,479	(286,101)	42	142,426
Issuance of common stock in connection with public offering, net of underwriting commissions and issuance costs	5,750	1	33,463	—	—	33,464
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	1,160	—	7,397	—	—	7,397
Exercise of stock options	64	—	407	—	—	407
Issuance of common stock per ESPP purchase	198	—	793	—	—	793
Stock-based compensation expense	—	—	8,060	—	—	8,060
Net loss	—	—	—	(90,137)	—	(90,137)
Unrealized loss on available-for-sale securities	—	—	—	—	(39)	(39)
Balance at December 31, 2020	70,686	$7	$478,599	$(376,238)	$3	$102,371

See accompanying notes.

Calithera Biosciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows Used in Operating Activities
Net loss	$(90,137)	$(89,860)	$(54,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	364	479	505
Amortization of premiums on investments	(142)	(897)	(272)
Stock-based compensation	8,060	6,466	7,437
Non-cash lease expense	1,506	1,366	—
Changes in operating assets and liabilities:
Receivables from collaborations	(1,059)	1,515	(855)
Prepaid expenses and other current assets	(58)	(26)	630
Other assets	280	289	(341)
Accounts payable	(58)	816	175
Accrued liabilities	(1,590)	2,576	4,725
Lease liability	(1,478)	(1,469)	—
Deferred revenue	—	—	(22,254)
Deferred rent, non-current	—	—	37
Net cash used in operating activities	(84,312)	(78,745)	(64,842)

Cash Flows Provided by (Used in) Investing Activities
Purchases of investments	(57,059)	(153,227)	(76,107)
Proceeds from the sale and maturity of investments	146,080	142,450	129,120
Purchase of property and equipment	(61)	(7)	(214)
Net cash provided by (used in) investing activities	88,960	(10,784)	52,799

Cash Flows Provided by Financing Activities
Proceeds from issuance of common stock upon public offering, net	33,464	53,760	—
Proceeds from issuance of common stock through at-the-market offerings, net	7,397	43,926	13,705
Proceeds from stock option exercises and employee stock plan purchases	1,200	1,222	921
Net cash provided by financing activities	42,061	98,908	14,626

Net increase in cash, cash equivalents, and restricted cash	46,709	9,379	2,583
Cash, cash equivalents, and restricted cash at beginning of period	60,877	51,498	48,915
Cash, cash equivalents, and restricted cash at end of period	$107,586	$60,877	$51,498

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

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development activities. The Company has incurred net losses from operations since inception and has an accumulated deficit of $376.2 million as of December 31, 2020. The Company intends to raise additional capital through the issuance of additional equity, and potentially through strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plans. Management believes that the currently available resources will provide sufficient funds to enable the Company to meet its operating plan for at least the twelve-month period following the filing of the Company’s 2020 consolidated financial statements included in the Annual Report on Form 10-K. However, if the Company’s anticipated operating results are not achieved in future periods, management believes that planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations.

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

Receivables from Collaborations

Receivables from collaborations represent amounts due under the terms of the Company’s collaboration agreements and awards, primarily its collaboration agreement with Incyte Corporation, or Incyte, as described in Note 11, Collaboration and Licensing Agreements - Incyte Collaboration and License Agreement, for reimbursements of certain costs. Based on its evaluation of credit worthiness and historical payment patterns, the Company did not record any allowance for doubtful accounts as of December 31, 2020 and 2019.

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

Revenue Recognition

The Company records revenue in accordance with Accounting Standards Codification, or ASC, Revenue from Contracts with Customers (Topic 606), or ASC 606.  Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

The Company had no contract assets during the years ended December 31, 2020 and 2019. The Company had no contract liabilities during the year ended December 31, 2020 and 2019. During the year ended December 31, 2018, the Company’s contract liabilities, which consisted of deferred revenue, decreased $31.0 million related to revenue recognized in the period related to amounts included in the contract liability at the beginning of the period. In addition, the Company recorded a cumulative adjustment to decrease accumulated deficit and deferred revenue by $8.8 million upon the adoption of ASC 606 on January 1, 2018, using the modified retrospective approach. For the years ended December 31, 2020, 2019 and 2018, the Company did not recognize any revenue from performance obligations satisfied in previous periods.

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

Research and Development Costs

Research and development costs are expensed as incurred and consist of salaries and benefits, stock-based compensation expense, laboratory supplies, manufacturing costs, and allocated facility costs, as well as fees paid to third parties that conduct certain research and development activities on the Company’s behalf. Costs associated with development activities performed under the collaboration agreements and awards are included in research and development expenses, with any reimbursement of costs reflected as a reduction of such expenses. Nonrefundable advance payments for goods or services to be rendered in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

Awards

The Company assesses at the inception of award agreements whether the agreement is a liability. If the Company is obligated to repay funds received regardless of the outcome of the related research and development activities, then the Company is required to estimate and recognize a liability for this obligation. Alternatively, if the Company is not required to repay the funds, then payments received are recorded as contra research and development expense in the consolidated statement of operations as expenses are incurred.

Receivables from collaborations represent amounts receivable for which the payment criteria has been met and allowable expenses have been incurred, but not received as of the balance sheet date. Collaboration reimbursement advances represent amounts received for which the allowable expenses have not been incurred as of the balance sheet date.

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

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, or ASU 2018-15. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, or ASC 350-40, to determine which implementation costs to capitalize as assets or expense as incurred. The internal-use software guidance in ASC 350-40 requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. A customer’s accounting for the hosting component of the arrangement is not affected by this guidance. The amendments in ASU 2018-15 are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-15 on a prospective basis in the first quarter of 2020 and the adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$106,782	$—	$—	$106,782
Corporate notes and commercial paper	—	6,502	—	6,502
U.S. government agency securities	—	1,503	—	1,503
Total financial assets	$106,782	$8,005	$—	$114,787

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$45,743	$—	$—	$45,743
Corporate notes and commercial paper	—	55,770	—	55,770
U.S. treasury securities	—	38,739	—	38,739
U.S. government agency securities	—	16,603	—	16,603
Total financial assets	$45,743	$111,112	$—	$156,855

4. Balance Sheet Components

Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities, and restricted cash consisted of the following (in thousands):

	December 31, 2020				December 31, 2019
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$106,782	$—	$—	$106,782	$45,743	$—	$—	$45,743
Corporate notes and commercial paper	6,501	1	—	6,502	55,761	13	(4)	55,770
U.S. treasury securities	—	—	—	—	38,710	29	—	38,739
U.S. government agency securities	1,501	2	—	1,503	16,599	4	—	16,603
	$114,784	$3	$—	$114,787	$156,813	$46	$(4)	$156,855
Classified as:
Cash equivalents				$106,342				$59,491
Short-term investments				8,005				96,924
Restricted cash				440				440
Total cash equivalents, restricted cash and investments				$114,787				$156,855

At December 31, 2020, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of December 31, 2020, there were no unrealized losses on cash equivalents and investments. As of December 31, 2020, the Company had a total of $115.6 million in cash, cash equivalents, restricted cash and investments, which included $0.8 million in cash and $114.8 million in cash equivalents, restricted cash and investments.

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2020	2019
Research and development equipment	$2,174	$2,112
Furniture and office equipment	167	167
Computer equipment	448	601
Software	80	80
Leasehold improvements	1,234	1,234
Total property and equipment	4,103	4,194
Less: accumulated depreciation	(3,413)	(3,202)
Property and equipment, net	$690	$992

Property and equipment depreciation expense for the years ended December 31, 2020, 2019, and 2018 was $364,000, $479,000, and $505,000, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Accrued clinical and manufacturing expenses	$7,910	$8,270
Accrued payroll and related expenses	5,142	5,045
Collaboration reimbursement advances	—	1,547
Current portion of lease liability	1,903	1,478
Other	1,452	1,232
Total accrued and other liabilities	$16,407	$17,572

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

The Company has a non-cancelable facility lease agreement, or the Lease, for office and laboratory facilities in South San Francisco, California, with a remaining lease term of 3.1 years, through January 2024, and a two-year renewal option prior to expiration. The renewal option to extend the Lease was not considered in the determination of the right-of-use asset or the lease liability for the Lease as the Company did not consider it reasonably certain that it would exercise any such option. The Lease has rent escalation clauses through the lease term and provided for tenant improvement allowances up to $499,900, which were fully utilized by December 2017 and included in the calculation of the lease liability. The Lease provides that the Company is obligated to pay certain variable costs, including taxes and operating expenses. The Lease is classified as an operating lease. The Company has measured the present value of its lease liability using an estimated incremental borrowing rate of 9%. In addition, the Company had a non-cancelable sublease agreement for a portion of its facilities through February 2020. The sublease agreement provided that the subtenant is obligated to pay its share of the variable costs under the Lease.

The components of net operating lease costs included in the consolidated statement of operations for the year December 31, 2020 and 2019, were as follows (in thousands):

	Year Ended December 31,
Operating Lease Costs:	2020	2019
Straight-line rent expense related to facility operating lease	$2,177	$2,177
Variable rent expense related to operating lease	1,509	1,327
Sublease income	(187)	(1,115)
Variable sublease income	(93)	(509)
Net operating lease costs	$3,406	$1,880

Cash paid for amounts included in the measurement of the lease liabilities for the year ended December 31, 2020 and 2019, was $2.1 million and $2.3 million, respectively, and was included in net cash used in operating activities in the Company’s consolidated statements of cash flows.

Supplemental balance sheet information related to the Company’s operating lease were as follows as of December 31 (in thousands):

	December 31,
Operating Lease Liability:	2020	2019
Current portion included in accrued and other liabilities	$1,903	$1,478
Noncurrent operating lease liability	4,815	6,718
Total operating lease liability	$6,718	$8,196

The maturities of the Company’s lease liability as of December 31, 2020, were as follows (in thousands):

Year ending December 31:
2021	$2,413
2022	2,485
2023	2,559
2024	219
Total lease payments	7,676
Less: interest	(958)
Present value of lease liability	$6,718

The Company has an existing letter of credit of $440,000 as a security deposit to the lease. The lessor shall be entitled to draw on the letter of credit in the event of any uncured default by the Company under the terms of the lease.

Expenses and income associated with the Company’s operating leases were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Rent expense	$3,686	$3,504	$3,439
Sublease income/gain	(280)	(1,624)	(1,566)

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

In April 2020, the Company entered into an underwriting agreement with Citigroup Global Markets, Inc., or the Underwriter, pursuant to which the Company issued and sold 5,750,000 shares of common stock, including 750,000 shares sold pursuant to the Underwriter’s exercise in full of their option to purchase additional shares. The price to the public in the offering was $6.25 per share, and the Underwriter purchased the shares from the Company at a price of $5.88 per share. The net proceeds to the Company from this public offering were approximately $33.5 million, after deducting underwriting discounts and commissions and other offering expenses.

At-the-Market Offerings

In August 2017, the Company entered into a sales agreement with Cowen and Company LLC, or Cowen, as sales agent and underwriter, pursuant to which the Company could issue and sell shares of its common stock with an aggregate maximum offering price of $50.0 million under an at-the-market offering program, or the 2017 ATM program. The Company paid Cowen up to 3% of gross proceeds for any common stock sold through the sales agreement. In December 2019, the Company terminated its sales agreement with Cowen.

In December 2019, the Company entered into a sales agreement with Jefferies LLC, or Jefferies, as sales agent and underwriter, pursuant to which the Company could issue and sell shares of its common stock with an aggregate maximum offering price of $50.0 million under an at-the-market offering program, or the 2019 Jefferies ATM program. The Company will pay Jefferies up to 3% of gross proceeds for any common stock sold through the sales agreement. During the three months ended March 31, 2020, the Company sold an aggregate of 1,160,425 shares at an average price of approximately $6.51 per share for gross proceeds of $7.6 million, resulting in net proceeds of $7.4 million after underwriting fees and offering expenses. As of March 31, 2020, the Company had sold all available shares under the 2019 ATM program.

In March 2020, the Company entered into a sales agreement with Jefferies as sales agent and underwriter, pursuant to which the Company could issue and sell shares of its common stock with an aggregate maximum offering price of $50.0 million under an at-the-market offering program, or the March 2020 ATM. In August 2020, in connection with its S-3 filing, the Company entered into a new sales agreement with Jefferies for $75.0 million, or the August 2020 ATM, and the March 2020 ATM was terminated. The Company will pay Jefferies up to 3% of gross proceeds for any common stock sold through the sales agreement. As of December 31, 2020, no shares had been sold under these ATM programs.

7. Equity Incentive Plans

2010 Plan

In 2010, the Company adopted the 2010 Equity Incentive Plan, or the 2010 Plan. Under the 2010 Plan, shares of the Company’s common stock have been reserved for the issuance of stock options to employees, directors, and consultants under terms and provisions established by the Board of Directors. Under the terms of the 2010 Plan, options were granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and nonstatutory stock options were not less than 110% of fair market value, as determined by the Board of Directors. The terms of options granted under the 2010 Plan did not exceed ten years. The vesting schedule of option grants was typically four years. The Company granted options under the 2010 Plan until October 2014 when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding under the 2010 Plan. As of December 31, 2020, approximately 483,000 shares of common stock are subject to options outstanding under the 2010 Plan.

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

As of December 31, 2020, approximately 8.8 million shares of common stock were reserved for issuance under the 2014 Plan and there were approximately 771,000 shares of common stock available for future grant. The Company issues new shares upon the exercise of options. The maximum term of options granted under the 2014 Plan is ten years. The vesting schedule of option grants are typically four years.

2018 Inducement Plan

In January 2018, the Company’s Board of Directors approved the 2018 Inducement Plan, a non-stockholder approved stock plan, in order to award nonstatutory options and restricted stock unit awards to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. As of December 31, 2020, there were 1 million shares reserved for issuance under the 2018 Inducement Plan and there were approximately 624,000 shares of common stock available for future grant. The maximum term of options granted under the 2018 Inducement Plan is ten years. The vesting schedule of option grants are typically four years.

The following summarizes option activity (in thousands, except price per option data):

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price per Option	Aggregate Intrinsic Value
Outstanding — December 31, 2019	6,513	$6.89	$5,808
Options granted	2,617	$6.88
Options exercised	(64)	$3.10
Options cancelled	(429)	$7.00
Outstanding — December 31, 2020	8,637	$6.91	$2,758
Exercisable — December 31, 2020	4,979	$7.24	$2,232
Vested and expected to vest — December 31, 2020	8,637	$6.91	$2,758

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock of $4.91 per share as of December 31, 2020.

The weighted-average fair value per share of employee options granted during the years ended December 31, 2020, 2019, and 2018 were $5.09, $3.46, and $5.69, respectively. The total fair value of options that vested during the years ended December 31, 2020, 2019, 2018 was $6.9 million, $6.7 million, and $5.6 million, respectively. The aggregate intrinsic value of options exercised was $0.2 million, $0.3 million, and $0.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

As of December 31, 2020, the weighted-average remaining contractual life was 5.32 years and 6.40 years for exercisable options and vested and expected to vest options, respectively.

Stock-Based Compensation Expense

Total stock-based compensation recognized related to the 2010 Plan, 2014 Plan and 2018 Inducement Plan was as follows (in thousands):

	Year Ended December, 31
	2020	2019	2018
Research and development	$3,742	$3,223	$3,187
General and administrative	3,867	2,886	3,233
Total stock-based compensation	$7,609	$6,109	$6,420

As of December 31, 2020, the total unrecognized compensation expense related to unvested options was $14.6 million, which the Company expects to recognize over an estimated weighted average period of 2.53 years.

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

The fair value of stock option awards was estimated using a Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2020	2019	2018
Expected term	5.3 - 6.1 years	5.3 - 6.1 years	5.3 - 6.1 years
Volatility	85.2% - 89.8%	84.6% - 85.7%	84.4% - 95.7%
Risk-free interest rate	0.31% - 1.69%	1.42% - 2.60%	2.40% - 3.10%
Expected dividend rate	—%	—%	—%

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

The ESPP allows eligible employees to purchase shares of the Company's common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to certain plan limitations. Through December 9, 2018, the ESPP provided for 24-month offering periods with four 6-month purchase periods, and at the end of each purchase period, employees were able to purchase shares at 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the last day of the purchase period. Effective beginning December 10, 2018, the ESPP provides for 6-month offering periods and a 6-month purchase period, and at the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the purchase period. As of December 31, 2020, 960,522 shares of common stock have been issued to employees participating in the ESPP and 556,128 shares were available for issuance under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such stock-based compensation expense has been recorded for the years ended December 31, 2020, 2019, and 2018.

Total stock-based compensation expense recognized related to the ESPP was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$343	$269	$819
General and administrative	108	88	198
Total stock-based compensation	$451	$357	$1,017

The Company used the following assumptions to estimate the fair value of stock offered under the ESPP for the years ended December 31, 2020, 2019, and 2018:

Year Ended December 31,
	2020	2019	2018
Expected term	0.24 - 0.50 years	0.24 - 0.50 years	0.24 - 0.86 years
Volatility	54.3% - 125.5%	52.9% - 82.0%	61.0% - 86.6%
Risk-free interest rate	0.08% - 1.59%	1.58% - 2.55%	1.56% - 2.55%
Expected dividend rate	—%	—%	—%

8. Employee Benefit Plan

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute a portion of their compensation, subject to certain limitations. The Company may make contributions to this plan at its discretion. For the year ended December, 31, 2020 and 2019, the Company matched a portion of the employees’ contributions up to a defined maximum, and recognized expense of approximately $0.4 million and $0.3 million, respectively relating to these contributions. No contributions were made by the Company to the plan for the year ended December 31, 2018.

9. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2020, 2019, and 2018. The Company has incurred net operating losses for all the periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.

The domestic and foreign components of loss before provision for income tax are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$(90,137)	$(89,860)	$(54,629)
Foreign	—	—	—
Total	$(90,137)	$(89,860)	$(54,629)

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December, 31
	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	—	—	0.7
Federal and state tax credits, net of reserves	2.7	2.5	4.4
Stock-based compensation	(0.7)	(0.4)	(1.4)
Other permanent differences	(0.1)	(0.1)	(0.1)
Change in valuation allowance	(22.9)	(23.0)	(24.6)
	0%	0%	0%

The components of the deferred tax assets and liability are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$73,405	$55,531
Tax credits, net of reserves	11,874	9,514
Accrued liabilities	948	1,600
Stock-based compensation	4,091	3,070
Operating lease liability	1,411	1,721
Other	277	279
Gross deferred tax assets	92,006	71,715
Valuation allowance	(90,797)	(70,190)
Total deferred tax assets	1,209	1,525
Deferred tax liability:
Operating lease right-of-use asset	(1,209)	(1,525)
Total deferred tax liability	(1,209)	(1,525)
Net deferred tax assets (liability)	$—	$—

Realization of the Company’s deferred tax assets is dependent upon the Company generating future taxable income, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance as of December 31, 2020 and 2019. The valuation allowance increased by $20.6 million for the year ended December 31, 2020, and increased by $20.7 million for the year ended December 31, 2019. ASC Topic 740 requires that the tax benefit of deductible temporary differences of carryforwards be recorded as a deferred tax asset to the extent that management assesses that realization is "more likely than not." Future realization of the tax benefit ultimately depends on the existence of sufficient taxable income within the carryback or carryforward period available under the tax law. The Company has set up the valuation allowance against the federal and state deferred tax assets because based on all available evidence, these deferred tax assets are not more likely than not to be realizable.

As of December 31, 2020 and 2019, the Company had approximately $332.5 million and $247.4 million of federal operating loss carryforwards, respectively, and $53.7 million and $53.5 million of state net operating loss carryforwards, respectively, available to reduce future taxable income. Of the federal net operating loss carryforwards, $129.3 million will begin to expire in 2030, and $203.2 million will carryforward indefinitely, while state net operating losses begin to expire in 2030.

As of December 31, 2020 and 2019, the Company also had research and development tax credit carryforwards of approximately $13.4 million and $10.7 million for federal purposes, respectively, and $6.3 million and $5.1 million for state purposes, respectively, available to offset future taxable income tax. If not utilized, the federal carryforwards will expire in various amounts beginning in 2030, and the state credits can be carried forward indefinitely.

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

U.S. tax law subjects a U.S. shareholder to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to recognize the tax on

GILTI as a period expense in the period the tax is incurred. As a result of no activity in the Company’s dormant foreign subsidiaries, the Company has no GILTI inclusion for the year ended 2020, 2019 and 2018.

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the US on March 27, 2020, which contains several provisions, including, but not limited to, changes to the rules governing net operating losses (NOLs) and technical corrections to certain provisions in the 2017 tax law (“Tax Cuts and Jobs Act”). Since the Company has historical tax losses and records a full valuation allowance against its US deferred tax assets, the impact of these changes was limited to the timing of the availability of its NOLs.

Uncertain Tax Positions

As of December 31, 2020, the Company’s total unrecognized tax benefit was $7.3 million, of which none of the tax benefit, if recognized, would affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2020, 2019, and 2018 is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$5,993	$4,964	$3,623
Decreases related to prior year tax positions	(24)	(6)	—
Additions based on tax positions related to current year	1,303	1,035	1,341
Balance at end of year	$7,272	$5,993	$4,964

The unrecognized tax benefits, if recognized and in the absence of a full valuation allowance, would increase the Company’s credit carryforwards and hence deferred tax assets. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

Interest and penalties are zero, and the Company’s policy is to account for interest and penalties in tax expense on the statement of operations. The Company files income tax returns in the U.S. federal, California and various other state tax jurisdictions. All periods since inception are subject to examination by U.S. federal, California and other state tax jurisdictions, none of which are currently under examination.

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

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	December 31,
	2020	2019	2018
Options to purchase common stock	8,637	6,513	4,669
Employee stock plan purchases	21	19	16
Total	8,658	6,532	4,685

11. Licensing and Collaboration Agreements

Incyte Collaboration and License Agreement

On January 27, 2017, the Company entered into a collaboration and license agreement with Incyte, or the Incyte Collaboration Agreement. Under the terms of the Incyte Collaboration Agreement, the Company granted Incyte an exclusive, worldwide license to develop and commercialize its small molecule arginase inhibitors for hematology and oncology indications. Through September 30, 2020, the parties collaborated on and co-funded the development of the licensed products, with Incyte bearing 70% and the Company bearing 30% of global development costs. The parties would share profits and losses in the United States, with 60% to Incyte and 40%

to the Company. The Company would have the right to co-detail the licensed products in the United States, and Incyte will pay the Company tiered royalties ranging from the low to mid-double digits on net sales of licensed products outside the United States.

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

Under the Incyte Collaboration Agreement, the Company received an upfront payment of $45.0 million in February 2017. In March 2017, the Company achieved a development milestone of $12.0 million, for which the Company received payment in May of 2017. In April 2020, the Company filed a complaint against Incyte in the Superior Court of California, San Francisco County, asserting claims for breach of contract arising out of Incyte’s failure to pay two milestone payments the Company believes are due under the Collaboration Agreement. As of December 31, 2020, no revenue has been recognized for these two milestones as the collectability remains uncertain. Total remaining potential development, regulatory and commercialization milestones as of December 31, 2020 were $738.0 million.

The Incyte Collaboration Agreement is considered to be under the scope of ASC Topic 808, Collaborative Arrangements. The Company has concluded that the research and development co-funding activities were not representative of a customer relationship and this unit of account is accounted for as an increase to or reduction of research and development expenses, rather than as revenue. In addition, the Company has analogized to ASC 606 for other aspects of the arrangement. The performance obligations under the Incyte Collaboration Agreement consist of intellectual property licenses and the performance of certain manufacturing and manufacturing technology transfer services. The Company determined that the license is not distinct from the associated manufacturing and technology transfer services to be performed under the agreement. Specifically, the Company believes the license is not capable of being distinct, as Incyte did not have the know-how to manufacture the collaboration product without Calithera’s assistance until completion of the manufacturing technology transfer process, and no other third parties could perform such assistance due to the early stage nature of the licensed intellectual property as well as Calithera’s propriety knowledge with respect to the licensed intellectual property.

The Company adopted ASC 606 on January 1, 2018 under the modified retrospective approach. In accordance with ASC 606, the Company determined the transaction price of the Incyte Collaboration Agreement to be $57.0 million, representing the $45.0 million upfront payment and the $12.0 million developmental milestone payment from Incyte that was earned in March 2017. The $57.0 million transaction price was recognized over the estimated performance period, based on the measure of progress toward completion for the combined performance obligation, which was satisfied as of June 2018. The measure of progress towards completion was based on the effort of certain employees within the Company who dedicated time to complete the manufacturing services and technology transfer to Incyte. An $8.8 million cumulative effect adjustment to decrease the accumulated deficit and deferred revenue was recorded on January 1, 2018, as a result of applying the new standard. As of June 30, 2018, the manufacturing services and technology transfer to Incyte were determined to be substantially complete. For the year ended December 31, 2018, the Company recognized revenue from its collaboration with Incyte totaling $22.2 million related to the completion of the combined performance obligation. No revenue was recognized during the year ended December 31, 2020 and 2019, related to the Incyte Collaboration Agreement.

Net costs associated with co-development activities performed under the Incyte Collaboration Agreement are included in research and development expenses in the accompanying consolidated statements of operations, with any reimbursement of costs by Incyte reflected as a reduction of such expenses. For the years ended December 31, 2020, 2019, and 2018, net costs (payable to) reimbursable by Incyte were $8,000, ($0.2) million, and $3.9 million, respectively. As of December 31, 2020, the receivable due from Incyte was $0.9 million.

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

Under the terms of the clinical collaborations, BMS and Pfizer each provide reimbursement of certain development costs. Costs associated with development activities performed under the clinical collaborations are included in research and development expenses in the accompanying consolidated statements of operations, with any reimbursements of costs reflected as a reduction of such expenses. For the years ended December 31, 2020, 2019 and 2018, net costs from BMS were not material to the consolidated financial statements. For the year ended December 31, 2020, net costs from Pfizer recognized as a reduction to research and development expenses were $1.5 million. For the years ended December 31, 2019 and 2018, net costs from Pfizer were not material to the consolidated financial statements.

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division, or Symbioscience, under which the Company has been granted the exclusive, worldwide license rights to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare, or the Symbioscience License Agreement. No expenses were recognized related to its licensing arrangement with Mars Symbioscience for the year ended December 31, 2020, 2019, and 2018.

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

12. Cystic Fibrosis Foundation Development Award

In October 2020, the Company was awarded $2.4 million from the Cystic Fibrosis Foundation, or CFF, to support the clinical development of CB-280 in cystic fibrosis. The award will be paid in installments upon the achievement of certain milestones. The Company recognizes the CFF milestones awards as a reduction to research and development expenses in the accompanying consolidated statements of operations in the period the milestone is achieved and expenses have been incurred. For the year ended December 31, 2020, amounts from the CFF recognized as a reduction of research and development expenses was $0.6 million.

The award contains provisions where the Company must repay up to two times the award if it ceases to use commercially reasonable efforts to develop CB-280. Upon commercialization, the Company will owe certain royalty payments to the CFF up to a royalty cap. The Company may also be obligated to make a payment to CFF if the Company transfers, sells or licenses a product in the cystic fibrosis field, or if the Company enters into a change of control transaction.

13. Subsequent Events

Reduction in Workforce

On January 4, 2021, the Company announced a plan to reduce its workforce by approximately 35%. The Company anticipates the one-time, cash severance-related charge associated with the workforce reduction to be approximately $1.1 million to $1.2 million, with the majority to be completed by the end of the first quarter of 2021.

Lease Amendment

In March 2021, the Company amended its lease to reduce its rentable area from approximately 54,000 square feet to approximately 34,000 square feet. The related reduction in rent was effective January 1, 2021. In connection with the amendment, the Company will also reduce its existing letter of credit from $440,000 to $270,000 as a security deposit to the lease.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2021 Annual Meeting of Stockholders or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our year ended December 31, 2020, under the headings “Executive Officers,” “Election of Directors,” and “Information Regarding the Board of Directors and Corporate Governance,” and is incorporated herein by reference.

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

(a) The following documents are filed as part of this report:

1. Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36644	3.1	10/07/2014

3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-36644	3.2	8/10/2020

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of common stock certificate of the Registrant.	S-1	333-198355	4.1	9/25/2014

4.3	Description of Capital Stock.	10-K	001-36644	4.3	3/11/2020

10.1	Amended and Restated Investor Rights Agreement, among the Registrant and certain of its security holders, dated October 7, 2013, as amended.	S-1	333-198355	10.1	8/25/2014

10.2	2014 Equity Incentive Plan, as amended.	8-K	001-36644	99.1	1/26/2021

10.3	Forms of option agreement and option grant notice under the Calithera Biosciences, Inc. 2014 Equity Incentive Plan.	S-1	333-198355	10.5	9/25/2014

10.4	2014 Employee Stock Purchase Plan.	S-1	333-198355	10.6	9/25/2014

10.5	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-198355	10.13	9/19/2014

10.6	Lease between Are-Technology Center SSF, LLC and the Registrant, dated February 14, 2013.	S-1	333-198355	10.14	8/25/2014

10.7	Amendment to lease between Are-Technology Center SSF, LLC and the Registrant, dated October 30, 2013.	S-1	333-198355	10.15	8/25/2014

10.8†	Collaboration and License Agreement by and between the Registrant and Mars, Inc., dated December 9, 2014.	10-K	001-36644	10.16	3/27/2015

10.9	Second Amendment to Lease Agreement by and between ARE-Technology Center SSF, LLC and Calithera Biosciences, Inc., effective March 1, 2016.	10-Q	001-36644	10.18	5/10/2016

10.10†	Collaboration and License Agreement between Incyte Corporation and the Registrant, dated January 27, 2017.	10-Q	001-36644	10.1	5/09/2017

10.11	Third Amendment to Lease Agreement between Are-Technology Center SSF, LLC and the Registrant, dated February 28, 2017.	10-Q	001-36644	10.2	5/09/2017

10.12	Calithera Biosciences Inc. Severance Benefit Plan.	10-Q	001-36644	10.1	11/02/2017

10.13	2018 Inducement Plan.	S-8	333-223533	99.4	03/08/2018

10.14	Form of Stock Option Grant Notice and Option Agreement under the Calithera Biosciences, Inc. 2018 Inducement Plan.	S-8	333-223533	99.5	03/08/2018

10.15	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Calithera Biosciences, Inc. 2014 Equity Incentive Plan.	10-Q	001-36644	10.1	11/05/2020

23.1^	Consent of Independent Registered Public Accounting Firm.

24.1^	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1^	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2^	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a).

32.1*^

Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
32.2*^

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL.

^	Filed herewith
*

The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Calithera Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

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

Calithera Biosciences, Inc.

Date: March 16, 2021	By:	/s/ Susan M. Molineaux
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

Name	Title	Date

/s/ Susan M. Molineaux	President, Chief Executive Officer and Director	March 16, 2021
Susan M. Molineaux, Ph.D.	(Principal Executive Officer)

/s/ Stephanie Wong	Chief Financial Officer and Secretary	March 16, 2021
Stephanie Wong	(Principal Financial and Accounting Officer)

/s/ Sunil Agarwal	Director	March 16, 2021
Sunil Agarwal, M.D.

/s/ Jonathan G. Drachman	Director	March 16, 2021
Jonathan G. Drachman, M.D.

/s/ Scott Garland	Director	March 16, 2021
Scott Garland

/s/ Jean M. George	Director	March 16, 2021
Jean M. George

/s/ Suzy Jones	Director	March 16, 2021
Suzy Jones

/s/ Deepa R. Pakianathan	Director	March 16, 2021
Deepa R. Pakianathan, Ph.D.

/s/ Blake Wise	Director	March 16, 2021
Blake Wise

/s/ H. Ward Wolff	Director	March 16, 2021
H. Ward Wolff