Form 10-Q
period 2021-03-31
Calithera Biosciences, Inc.
filed 2021-05-06
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, the registrant had 74,047,864 shares of common stock, $0.0001 par value per share, outstanding.

Calithera Biosciences, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2021

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Calithera Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$101,351	$107,146
Short-term investments	1,500	8,005
Receivables from collaborations	1,028	1,541
Prepaid expenses and other current assets	2,630	2,011
Total current assets	106,509	118,703
Restricted cash	270	440
Property and equipment, net	617	690
Operating lease right-of-use asset	3,261	5,754
Total assets	$110,657	$125,587
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,636	$1,994
Accrued and other liabilities	12,156	16,407
Total current liabilities	13,792	18,401
Noncurrent operating lease liability	2,707	4,815
Total liabilities	16,499	23,216
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 200,000 shares authorized as of March 31, 2021, and December 31, 2020; 73,884 and 70,686 shares issued and outstanding as of March 31, 2021, and December 31, 2020, respectively	7	7
Additional paid-in capital	490,784	478,599
Accumulated deficit	(396,633)	(376,238)
Accumulated other comprehensive income	—	3
Total stockholders’ equity	94,158	102,371
Total liabilities and stockholders’ equity	$110,657	$125,587

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020

Operating expenses:
Research and development	$15,339	$20,125
General and administrative	5,428	4,946
Total operating expenses	20,767	25,071
Loss from operations	(20,767)	(25,071)
Interest and other income, net	372	625
Net loss	$(20,395)	$(24,446)
Net loss per share, basic and diluted	$(0.28)	$(0.38)
Weighted average common shares used to compute net loss per share, basic and diluted	72,247	64,556

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(20,395)	$(24,446)
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities	(3)	33
Total comprehensive loss	$(20,398)	$(24,413)

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2020	70,686	$7	$478,599	$(376,238)	$3	$102,371
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	3,197	—	9,488	—	—	9,488
Exercise of stock options	1	—	2	—	—	2
Stock-based compensation expense	—	—	2,695	—	—	2,695
Net loss	—	—	—	(20,395)	—	(20,395)
Unrealized loss on available-for-sale securities	—	—	—	—	(3)	(3)
Balance at March 31, 2021	73,884	$7	$490,784	$(396,633)	$—	$94,158

	Three Months Ended March 31, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2019	63,514	$6	$428,479	$(286,101)	$42	$142,426
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	1,160	—	7,397	—	—	7,397
Exercise of stock options	13	—	262	—	—	262
Stock-based compensation expense	—	—	1,993	—	—	1,993
Net loss	—	—	—	(24,446)	—	(24,446)
Unrealized gain on available-for-sale securities	—	—	—	—	33	33
Balance at March 31, 2020	64,687	$6	$438,131	$(310,547)	$75	$127,665

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows Used in Operating Activities
Net loss	$(20,395)	$(24,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	73	105
Accretion (amortization) of premiums on investments	3	(85)
Stock-based compensation	2,695	1,993
Gain on remeasurement of the lease liability	(362)	—
Non-cash lease expense	351	362
Changes in operating assets and liabilities:
Receivables from collaborations	513	(494)
Prepaid expenses and other current assets	(619)	231
Other assets	—	(278)
Accounts payable	(390)	(1,318)
Accrued liabilities	(3,402)	(2,682)
Lease liability	(469)	(403)
Net cash used in operating activities	(22,002)	(27,015)

Cash Flows Provided by (Used in) Investing Activities
Purchases of investments	—	(57,059)
Proceeds from sale and maturity of investments	6,500	56,458
Purchases of property and equipment	—	(13)
Net cash provided by (used in) investing activities	6,500	(614)

Cash Flows Provided by Financing Activities
Proceeds from issuance of common stock through an at-the-market offering, net	9,535	7,397
Proceeds from stock option exercises	2	262
Net cash provided by financing activities	9,537	7,659

Net decrease in cash, cash equivalents, and restricted cash	(5,965)	(19,970)
Cash, cash equivalents, and restricted cash at beginning of period	107,586	60,877
Cash, cash equivalents, and restricted cash at end of period	$101,621	$40,907

Supplemental Disclosure of Non-Cash Activities:
Unpaid amounts related to stock issuance and deferred financing costs	$47	$74

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

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development activities. The Company has incurred net losses from operations since inception and has an accumulated deficit of $396.6 million as of March 31, 2021. The Company intends to raise additional capital through the issuance of additional equity, and potentially through strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plans. Management believes that the currently available resources will provide sufficient funds to enable the Company to meet its operating plan for at least the twelve-month period following the filing of the Company’s unaudited consolidated financial statements for the three months ended March 31, 2021, included in the Quarterly Report on Form 10-Q. However, if the Company’s anticipated operating results are not achieved in future periods, management believes that planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of March 31, 2021, the statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the three months ended March 31, 2021 and 2020, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the Securities and Exchange Commission, or SEC.

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

Investments

All investments have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such designation as of each balance sheet date. As of each balance sheet date, the Company classifies available-for-sale securities with remaining contractual maturities of more than one year as long-term investments, and those with remaining contractual maturities of one year or less as short-term investments. Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive (loss) income. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest and other income, net. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest and other income, net.

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

The Company had no contract assets or liabilities as of March 31, 2021 and December 31, 2020, and had no changes in contract assets and liabilities during the three months ended March 31, 2021 and 2020.

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

Stock-Based Compensation

The Company maintains various stock incentive plans under which stock options and restricted stock awards are granted to employees, non-employee directors of the board, and non-employees. The Company also has an employee stock purchase plan for all eligible employees. Stock options and stock purchased under the employee stock purchase plan, are recorded at fair value as of the grant date using the Black-Scholes option-pricing model. Restricted stock awards are measured at grant date fair value, at the market price of the Company’s common stock on the grant date. The Company records stock-based compensation expense related to the service-based instruments ratably over the employee, director, or non-employees’ respective requisite service period (generally the vesting period). For performance-based stock awards with vesting conditioned on the achievement of certain strategic milestones, stock-based compensation expense is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met. If the performance condition is not considered probable of being achieved, no stock-based compensation expense is recognized until such time as the performance condition is considered probable of being met, if at all. If the assessment of the probability of the performance condition being met changes, the impact of the change in estimate would be recognized in the period of the change.

The Company has elected to account for forfeitures as they occur.

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

Accounting Pronouncement Recently Adopted

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions and amends certain requirements in the existing income tax guidance to ease accounting requirements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and must be applied on a retrospective basis. The Company adopted this guidance effective January 1, 2021 and there was no impact on its consolidated financial statements and disclosures.

Accounting Pronouncement Not Yet Adopted

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that were measured on a recurring basis (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$100,579	$—	$—	$100,579
U.S. government agency securities	—	1,500	—	1,500
Total financial assets	$100,579	$1,500	$—	$102,079

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$106,782	$—	$—	$106,782
Corporate notes and commercial paper	—	6,502	—	6,502
U.S. government agency securities	—	1,503	—	1,503
Total financial assets	$106,782	$8,005	$—	$114,787

4. Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities and restricted cash, consisted of the following (in thousands):

	March 31, 2021				December 31, 2020
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$100,579	$—	$—	$100,579	$106,782	$—	$—	$106,782
Corporate notes and commercial paper	—	—	—	—	6,501	1	—	6,502
U.S. government agency securities	1,500	—	—	1,500	1,501	2	—	1,503
	$102,079	$—	$—	$102,079	$114,784	$3	$—	$114,787
Classified as:
Cash equivalents				$100,309				$106,342
Short-term investments				1,500				8,005
Restricted cash				270				440
Total cash equivalents, restricted cash and investments				$102,079				$114,787

At March 31, 2021, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of March 31, 2021 and December 31, 2020, there were no unrealized losses on cash equivalents and investments. As of March 31, 2021, the Company had a total of $103.1 million in cash, cash equivalents, restricted cash and investments, which includes $1.0 million in cash and $102.1 million in cash equivalents, restricted cash and investments.

5. Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued clinical and manufacturing expenses	$7,704	$7,910
Accrued payroll and related expenses	2,535	5,142
Current portion of lease liability	1,039	1,903
Other	878	1,452
Total accrued and other liabilities	$12,156	$16,407

6. Leases

The Company has a non-cancelable facility lease agreement, or the Lease, for office and laboratory facilities in South San Francisco, California, with a remaining lease term of 2.8 years, through January 2024, and a two-year renewal option prior to expiration. The renewal option to extend the Lease was not considered in the determination of the right-of-use asset or the lease liability for the Lease as the Company did not consider it reasonably certain that it would exercise any such option. The Lease provides that the Company is obligated to pay certain variable costs, including taxes and operating expenses. The Lease is classified as an operating lease. In addition, the Company had a non-cancelable sublease agreement for a portion of its facilities through February 2020. The sublease agreement provided that the subtenant was obligated to pay its share of the variable costs under the Lease. Through March 7, 2021 the Company measured the present value of its lease liability using an estimated incremental borrowing rate of 9%.

On March 8, 2021, the Company amended its lease to reduce its rentable area from approximately 54,000 square feet to approximately 34,000 square feet. The related reduction in rent was effective January 1, 2021. In connection with the amendment, the Company also reduced its existing letter of credit from $440,000 to $270,000 as a security deposit to the lease. Subsequent to the amendment, which was determined to be a modification of the lease, the Company remeasured the present value of its lease liability using an estimated incremental borrowing rate of 7.5%. The Company recognized a gain of $0.4 million, included in interest and other income, net in its unaudited condensed consolidated statement of operations for the three months ended March 31, 2021, which represents the difference between the reduced lease liability and the reduction in the operating lease right of use asset.

The components of net operating lease costs included in the condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended March 31,
Operating Lease Costs:	2021	2020
Straight-line rent expense related to facility operating lease	$484	$544
Variable rent expense related to operating lease	244	378
Sublease income	—	(187)
Variable sublease income	—	(93)
Net operating lease costs	$728	$642

Cash paid for amounts included in the measurement of the lease liabilities for the three months ended March 31, 2021 and 2020, was $0.6 million and $0.6 million, respectively, and was included in net cash used in operating activities in the Company’s unaudited condensed consolidated statements of cash flows.

The balance sheet classification of the Company’s operating lease liability was as follows (in thousands):

	March 31, 2021	December 31, 2020
Operating Lease Liability:
Current portion included in accrued and other liabilities	$1,039	$1,903
Noncurrent operating lease liability	2,707	4,815
Total operating lease liability	$3,746	$6,718

The maturities of the Company’s lease liability as of March 31, 2021, was as follows (in thousands):

Year ending December 31:
2021 (excluding the three months ended March 31, 2021)	$901
2022	1,546
2023	1,592
2024	136
Total lease payments	4,175
Less: interest	(429)
Present value of lease liability	$3,746

7. Stockholders’ Equity

At-the-Market Offering

 In August 2020, the Company entered into a sales agreement with Jefferies as sales agent and underwriter, pursuant to which the Company could issue and sell shares of its common stock with an aggregate maximum offering price of $75.0 million under an at-the-market offering program, or the ATM program. The Company will pay Jefferies up to 3% of gross proceeds for any common stock sold through the sales agreement. During the three months ended March 31, 2021, the Company sold 3,197,166 shares under the ATM program at an average price per share of $3.04, for net proceeds of $9.5 million. As of March 31, 2021, a total of 3,197,166 shares had been sold under the ATM program.

8. Stock-Based Compensation

Stock Options

A summary of stock option activity was as follows (in thousands, except weighted-average exercise price and contractual term amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Value Intrinsic
Outstanding — December 31, 2020	8,637	$6.91
Options granted	1,781	$2.98
Options exercised	(1)	$2.31
Options cancelled	(981)	$6.21
Outstanding — March 31, 2021	9,436	$6.24	7.08	$39
Exercisable — March 31, 2021	5,339	$7.24	5.64	$39

 Stock Awards

During the three months ended March 31, 2021, the Company issued 515,523 restricted stock units, or RSUs, to its employees. The RSUs vest 25% annually over 4 years commencing on the date of grant. The RSUs are measured at grant date fair value, at the market price of the Company’s common stock on the grant date. The Company records stock-based compensation expense related to the RSUs ratably over the employee respective requisite service period.

On January 20, 2021, the Company granted 1,607,812 performance-based restricted stock units, or PSUs, to employees. The PSUs vest 20% on January 3, 2022 and 80% upon the achievement of two goals that are expected to be achieved by January 3, 2022. The PSUs were measured at grant date fair value, using the market price of the Company’s common stock on the grant date of $2.98. The Company estimates that all vesting conditions are probable of being achieved and has elected to recognize compensation expense for the PSUs as one aggregate award using the straight-line method over the estimated implicit service period from the grant date to January 3, 2022. The Company will monitor the probability of achievement of the goals each reporting period and adjust its estimates accordingly. During the three months ended March 31, 2021, the Company recorded $0.9 million of expense related to the PSUs.

A summary of restricted stock unit activity was as follows (in thousands, except weighted-average grant-date fair value and contractual term amounts):

	Stock Awards (PSUs and RSUs)
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Value Intrinsic
Outstanding — December 31, 2020	—	$—
PSUs and RSUs — Awarded	2,123	2.98
PSUs and RSUs — Cancelled	(75)	—
Outstanding — March 31, 2021	2,048	$2.98	1.02	$4,957

Total stock-based compensation expense related to the Company’s 2010 Equity Incentive Plan, 2014 Equity Incentive Plan, 2018 Inducement Plan, and the 2014 Employee Stock Purchase Plan was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$1,280	$1,075
General and administrative	1,415	918
Total stock-based compensation	$2,695	$1,993

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

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be anti-dilutive were as follows (in thousands):

	March 31,
	2021	2020
Options to purchase common stock	9,436	8,523
Employee stock plan purchases	42	80
Restricted stock units subject to future vesting	2,048	—
Total	11,526	8,603

10. Collaboration and Licensing Agreements

Incyte Collaboration and License Agreement

On January 27, 2017, the Company entered into a collaboration and license agreement with Incyte, or the Incyte Collaboration Agreement. Under the terms of the Incyte Collaboration Agreement, the Company granted Incyte an exclusive, worldwide license to develop and commercialize its small molecule arginase inhibitors for hematology and oncology indications. Through September 30, 2020, the parties collaborated on and co-funded the development of the licensed products, with Incyte bearing 70% and the Company bearing 30% of global development costs. The parties would share profits and losses in the United States, with 60% to Incyte and 40% to the Company. The Company would have the right to co-detail the licensed products in the United States, and Incyte would pay the Company tiered royalties ranging from the low to mid-double digits on net sales of licensed products outside the United States.

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

Under the Incyte Collaboration Agreement, the Company received an upfront payment of $45.0 million in February 2017. In March 2017, the Company achieved a development milestone of $12.0 million, for which the Company received payment in May of 2017. The Company is also eligible to receive up to an additional $418.0 million in potential development, regulatory and sales milestones. In April 2020, the Company filed a complaint against Incyte in the Superior Court of California, San Francisco County, asserting claims for breach of contract arising out of Incyte’s failure to pay two milestone payments the Company believes are due under the Collaboration Agreement. As of March 31, 2021, no revenue has been recognized for these two milestones as the collectability remains uncertain. Total remaining potential development, regulatory and commercialization milestones as of March 31, 2021 were $ 738.0 million.

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

In accordance with ASC 606, the Company determined the transaction price to be $57.0 million, representing the $45.0 million upfront payment and the $12.0 million developmental milestone payment from Incyte that was earned in March 2017. The $57.0 million transaction price was recognized over the estimated performance period, based on the measure of progress toward completion for the combined performance obligation, which was satisfied as of June 2018. The measure of progress towards completion was based on the effort of certain employees within the Company who dedicated time to complete the manufacturing services and technology transfer to Incyte. No subsequent revenue has been recognized related to the Incyte Collaboration Agreement through March 31, 2021.

Net costs associated with co-development activities performed under the agreement are included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations, with any reimbursement of costs by Incyte reflected as a reduction of such expenses. For the three months ended March 31, 2021 and 2020, net costs reimbursable from (to) Incyte were $0.7 million and ($0.1) million, respectively. As of March 31, 2021, the receivable due from Incyte was $1.0 million.

Pfizer Collaboration Agreement

In October 2018, the Company entered into a clinical trial collaboration and supply agreement with Pfizer to evaluate Pfizer’s PARP inhibitor talazoparib (Talzenna) and CDK4/6 inhibitor palbociclib (Ibrance), each in combination with telaglenastat. Under the terms of the clinical collaboration, Pfizer provides reimbursement of certain development costs. Costs associated with development activities performed under the clinical collaboration are included in research and development expenses in the accompanying consolidated statements of operations, with any reimbursements of costs reflected as a reduction of such expenses. For the three months ended March 31, 2021 and 2020, net costs reimbursed and reimbursable by Pfizer were not material to the condensed consolidated financial statements.

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division, or Symbioscience, under which the Company has been granted the exclusive, worldwide license to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare, or the Symbioscience License Agreement. There were no expenses related to its licensing arrangement with Mars Symbioscience recorded in the three months ended March 31, 2021 and 2020.

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

11. Cystic Fibrosis Foundation Development Award

In October 2020, the Company was awarded $2.4 million from the Cystic Fibrosis Foundation, or CFF, to support the clinical development of CB-280 in cystic fibrosis. The award will be paid in installments upon the achievement of certain milestones. The Company recognizes the CFF milestones awards as a reduction to research and development expenses in the accompanying unaudited consolidated statements of operations in the period the milestone is achieved and expenses have been incurred. For the three months ended March 31, 2021, no amounts from the CFF were recognized as a reduction of research and development expenses.

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

12. Reduction in Workforce

On January 4, 2021, the Company announced a plan to reduce its workforce by approximately 35% to extend its cash runway and ensure long-term sustainability. The Company anticipates the one-time severance-related charge associated with the workforce reduction to be approximately $1.2 million, which will be substantially completed by the third quarter of 2021. During the three-month period ended March 31, 2021, the Company recognized $0.9 million and $0.2 million of severance-related charges to research and development and general and administrative expenses, respectively, which is included in operating expenses in the unaudited condensed consolidated statements of operations.

A summary of activity in the accrued liability associated with the Company’s reduction in workforce for the three months ended March 31, 2021 was as follows (in thousands):

Severance Costs Related to Reduction in Workforce
Accrued balance as of January 1, 2021	$—
Charges	1,142
Cash payments	(936)
Accrued balance as of March 31, 2021	$206

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

Through genetic mutations that alter fundamental metabolic pathways, cancer cells can acquire the ability to grow in an uncontrolled manner, but they also acquire nutrient dependencies that can differentiate them from normal cells. Targeting these nutrient dependencies by inhibiting specific metabolic pathways in cancer cells is a novel therapeutic approach to blocking the uncontrolled growth of tumors. Our lead product candidate, telaglenastat or CB-839, takes advantage of the critical dependency many cancers have on the nutrient glutamine for growth and survival. We believe telaglenastat has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers, and is the first selective allosteric glutaminase inhibitor to enter clinical trials. We retain all commercial rights to telaglenastat and have been granted a U.S. patent, which includes composition of matter coverage for telaglenastat through 2037, as well as patents applied for/issued in other territories.

We are currently developing telaglenastat in combination with standard therapies in a select set of solid tumors. Our lead development pathway for telaglenastat is for the treatment of KEAP1 or NRF2 mutated non-small cell lung cancer, or NSCLC. According to third-party market research, U.S. incidence of NSCLC is approximately 200,000 with 20-25% of these patients harboring KEAP1 or NRF2 activating mutations. Recently presented clinical data evaluating front-line standard-of-care chemoimmunotherapy treatment for NSCLC patients with mutations in KEAP1/NRF2 demonstrated inferior clinical outcomes compared to patients without these mutations. Thus, NSCLC patients with KEAP1 or NRF2 mutations are a population with an unmet clinical need. Pre-clinical studies have shown that activation of the KEAP1/NRF2 pathway in lung tumors makes them dependent on glutaminase activity for growth and survival, and treatment with telaglenastat selectively blocks their growth. In September 2020, we treated the first patient in the KEAPSAKE study, which is a randomized Phase 2 clinical trial of the glutaminase inhibitor telaglenastat in combination with standard-of-care therapy. The KEAPSAKE study will evaluate the safety and anti-tumor activity of telaglenastat plus standard-of-care chemoimmunotherapy as front-line treatment for patients with stage IV non-squamous non-small cell lung cancer whose tumors have a KEAP1 or NRF2 mutation determined by next-generation sequencing. The double-blind telaglenastat trial will enroll approximately 120 patients with stage IV non-squamous NSCLC with the KEAP1 or NRF2 mutation. Patients will be randomized to receive telaglenastat or placebo, in combination with pembrolizumab, carboplatin and pemetrexed. The study will evaluate the safety and investigator assessed progression-free survival, or PFS, of telaglenastat plus this standard of care chemoimmunotherapy regimen. We anticipate sharing interim data from the KEAPSAKE trial in the fourth quarter of 2021.

We were previously developing telaglenastat for the treatment of renal cell carcinoma, or RCC. In January 2021, we announced the results of the CANTATA trial, a 444 patient global, randomized, double-blind trial designed to evaluate the safety and efficacy of telaglenastat in combination with cabozantinib versus placebo with cabozantinib in patients with advanced clear cell RCC who had progressed on immune checkpoint inhibitors or anti-angiogenic therapies. The trial did not meet the primary endpoint of progression-free survival, or PFS. Based on this result, we evaluated our operational and workforce needs to extend our cash runway and ensure long-term sustainability. We reduced our workforce by approximately 35% to preserve cash resources. We currently have no plans to further develop telaglenastat in RCC. We plan to present an analysis from the CANTATA trial at the American Society of Clinical Oncology Annual Meeting in June 2021.

As part of our Pfizer clinical collaboration, we initiated a trial with the CDK 4/6 inhibitor palbociclib, in combination with telaglenastat in July 2019. The Phase 1/2 trial (NCT03965845) of the combination of telaglenastat plus palbociclib is ongoing in patients with KRAS mutated colorectal cancer and KRAS mutated non-small cell lung cancer. Encouraging efficacy and safety of the combination was observed in PDAC patients treated in the dose escalation phase of the trial. In November 2020, we announced the expansion of the study to include an additional cohort of patients with pancreatic ductal adenocarcinoma whose tumors harbor mutations in both KRAS and CDKN2A. Approximately 50% of PDAC patients harbor mutations in both KRAS and CDKN2A.

Our product candidate, CB-280, is an oral inhibitor of arginase, an enzyme that depletes the amino acid arginine. It is being developed for the treatment of cystic fibrosis, or CF. According to third-party market research, there are over 70,000 people living with CF, over 30,000 of those are in the US. By 2026, worldwide sales for CF drugs are expected to surpass $11 billion. Arginase depletes arginine, which is critical for the generation of NO, or nitric oxide. NO has critical anti-microbial effects in lung and also mediates bronchodilation. CB-280 is a novel oral arginase inhibitor which is solely owned by Calithera. We completed a Phase 1 Single Ascending Dose trial to evaluate the safety, tolerability and pharmacokinetic profile of oral CB-280 in healthy volunteers. In July 2020, we initiated a Phase 1b clinical trial in adult patients with cystic fibrosis that are on a stable regimen of CF therapies and have chronic airway infection. The randomized, double blind, placebo-controlled, dose escalation trial will evaluate multiple ascending doses of CB-280, dosed orally twice daily for 14 days, compared to placebo in up to 32 adult CF patients to determine a safe dose range for CB-280. Enrollment in this study is ongoing and we expect to share interim data in the second half of 2021. In October 2020, we were awarded up to $2.4 million from the Cystic Fibrosis Foundation to support development of CB-280.

An additional arginase inhibitor, INCB001158, was discovered by Calithera and is being developed by Incyte Corporation, or Incyte, for oncology and hematology indications, and is currently being evaluated in Phase 1/2 trials as a monotherapy and in combination with other anti-cancer agents. In January 2017, we entered into a collaboration and license agreement, or the Incyte Collaboration Agreement, with Incyte. Under the terms of the Incyte Collaboration Agreement, we granted Incyte an exclusive, worldwide license to co-develop and co-commercialize our small molecule arginase inhibitors for hematology and oncology indications. In April 2020, we filed a complaint against Incyte in the Superior Court of California, San Francisco County, asserting claims for breach of contract arising out of Incyte’s failure to pay two milestone payments we believe are due under the Incyte Collaboration Agreement. Effective September 30, 2020 we opted out of our co-development obligations as permitted under the terms of the Incyte Collaboration Agreement. As a result of our decision to opt out, Incyte will pay all costs to develop INCB001158 or any other licensed products. Incyte will pay us tiered royalties ranging from the low double digits to mid-teens on net sales of licensed products and total remaining potential development, regulatory and commercialization milestones of $738.0 million.

Our research focus has remained on metabolic enzymes. We have two earlier stage immunotherapy programs which include our candidate CB-708, which targets CD73, and our candidate CB-668 which targets IL4I1; both of these enzymes are secreted by immune cells in the tumor microenvironment.

We have developed CB-708, a highly potent, selective, orally-bioavailable small molecule inhibitor of CD73. Preclinical data were presented at the 2019 American Association for Cancer Research annual meeting and the 2019 Society for Immunotherapy of Cancer meeting demonstrating that CB-708 has immune-mediated, single agent activity in syngeneic mouse tumor models. In pre-clinical studies CB-708 was well-tolerated and shows enhanced anti-tumor activity when combined with either an anti-PD-L1 immunotherapy or with chemotherapeutic agents, such as oxaliplatin or doxorubicin.

We have also identified CB-668, an investigational first-in-class, potent, orally administered IL4I1 inhibitor as a novel immuno-oncology approach to cancer. CB-668 is an inhibitor of the enzyme IL4I1, an enzyme that is expressed by tumor cells and antigen presenting cells, metabolizes phenylalanine, tyrosine and tryptophan to produce hydrogen peroxide, an inhibitor of T-cell function. In particular, IL4I1 can metabolize tryptophan to kynurenic acid and other metabolites that lead to immunosuppression in the tumor microenvironment. Preclinical data were presented at the 2020 Society for Immunotherapy of Cancer Annual Meeting. In syngeneic mouse models CB-668 exhibited immune mediated, single agent activity and augmented activity in combination with checkpoint inhibitors. IL4I1 expression has been correlated with poor clinical outcomes and expression is elevated in multiple tumor types including ovarian and B-cell tumors. We plan to continue preclinical studies on CB-668.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

Financial Overview

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred. Costs associated with co-development activities performed under our collaboration agreements with Incyte and Pfizer and activity performed under our award with the Cystic Fibrosis Foundation are included in research and development expenses, with any reimbursement of costs reflected as a reduction of such expenses.

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

The following table shows our research and development expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Development candidate:
Telaglenastat (CB-839)	$11,705	$15,031
INCB001158	—	1,556
CB-280	1,779	1,491
Total development	13,484	18,078
Preclinical and research:
Preclinical and research	1,855	2,047
Total	$15,339	$20,125

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months
	Ended March 31,		Change
	2021	2020	$	%
Research and development	$15,339	$20,125	$(4,786)	-24%
General and administrative	5,428	4,946	482	10%
Total operating expenses	20,767	25,071	(4,304)	-17%
Loss from operations	(20,767)	(25,071)	4,304	-17%
Interest and other income, net	372	625	(253)	-40%
Net loss	$(20,395)	$(24,446)	$4,051	-17%

Research and Development.  Research and development expenses decreased $4.8 million, or 24%, from $20.1 million for the three months ended March 31, 2020 to $15.3 million for the three months ended March 31, 2021. The decrease of $4.8 million was due to a $3.3 million decrease in expenses associated with the telaglenastat program, a $1.6 million decrease in the INCB001158 program and a $0.2 million decrease in our early stage research programs, partially offset by an increase of $0.3 million in the CB-280 program.

General and Administrative.  General and administrative expenses increased $0.5 million, or 10%, from $4.9 million for the three months ended March 31, 2020, to $5.4 million for the three months ended March 31, 2021. The increase was primarily related to an $0.9 million increase in personnel-related costs, primarily from increases in salaries, stock-based compensation expense and severance, partially offset by a $0.4 million decrease in professional services costs.

Interest and Other Income, net.  Interest and other income, net decreased $0.2 million, or 40%, from $0.6 million for the three months ended March 31, 2020 to $0.4 million for the three months ended March 31, 2021. The decrease of $0.2 million was due to $0.6 million in lower interest income generated from lower returns and lower balances on our investments, partially offset by a $0.4 million gain related to the remeasurement of our lease liability.

Liquidity and Capital Resources

As of March 31, 2021, we had cash, cash equivalents and short-term investments totaling $102.9 million. Our operations have been financed by net proceeds from the sale of shares of our capital stock and payments from the Incyte Collaboration Agreement.

In August 2020, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our common stock. As of March 31, 2021, $240.3 million of our common stock remained available for sale, of which $65.3 million may be issued and sold pursuant to an at-the-market offering program, or ATM program, for sales of our common stock under a sales agreement with Jefferies LLC, subject to certain conditions as specified in the sales agreement.

For the three months ended March 31, 2021, we sold 3,197,166 shares of our common stock under our ATM program at an average price per share of $3.04, for gross proceeds of $9.7 million, resulting in net proceeds of $9.5 million after deducting underwriting fees and offering expenses.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and investments as of March 31, 2021 will be sufficient for us to meet our current operating plan for at least the twelve-month period following the filing of our March 31, 2021 Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially based on a number of factors including the extent and magnitude of the impact from the COVID-19 pandemic, in particular the challenges associated with opening new and enrolling existing clinical studies. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months
	Ended March 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(22,002)	$(27,015)
Cash provided by (used in) investing activities	$6,500	$(614)
Cash provided by financing activities	$9,537	$7,659

Cash used in operating activities was $22.0 million for the three months ended March 31, 2021, compared to $27.0 million for the three months ended March 31, 2020. The decrease of $5.0 million in cash used in operating activities mainly related to decreased research and development costs, primarily related to our telaglenstat program.

Cash provided by (used in) investing activities was $6.5 million and ($0.6) million for the three months ended March 31, 2021 and 2020, respectively, and for both periods primarily related to the purchase and the sale and maturity of investments.

Cash provided by financing activities was $9.5 million and $7.7 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, we received $9.5 million in net proceeds from the sale and issuance of common stock related to our at-the-market offering program. For the three months ended March 31, 2020, we received $7.4 million in net proceeds from the sale and issuance of common stock related to our at-the-market offering program and $0.3 million in net proceeds from the issuance of common stock upon the exercise of stock options from employee stock plan purchases.

Contractual Obligations and Other Commitments

On March 8, 2021, we amended our facility lease to reduce our rentable area from approximately 54,000 square feet to approximately 34,000 square feet. The related reduction in rent was effective January 1, 2021. Please refer to Note 6 to our unaudited condensed consolidated financial statements appearing under Part I, Item 1 for a discussion of our amended lease.

There have been no other material changes to the contractual obligations during the three months ended March 31, 2021, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

During 2020 and the three months ended March 31, 2021, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Please refer to Note 2 to our unaudited condensed consolidated financial statements appearing under Part I, Item 1 for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2021, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the following risk factors, in addition to the other information contained in this report on Form 10-Q, including our financial statements and related notes and the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this report could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and our growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. The risks relating to our business set forth in our Annual Report on Form 10-K, filed with the SEC, are set forth below and are unchanged substantively as of March 31, 2021, except for those risks designated by an asterisk (*).

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

Risk Factors

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*

Since our inception, we have incurred significant operating losses. Our net loss was $90.1 million and $20.4 million for the year ended December 31, 2020, and the three months ended March 31, 2021, respectively. As of March 31, 2021, we had an accumulated deficit of $396.6 million. To date, we have financed our operations through sales of our capital stock and payments from the Incyte Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it may be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•	advance further into clinical trials for our existing clinical product candidates, telaglenastat and CB-280;
•	continue the preclinical development of our research programs and advance candidates into clinical trials;
•	identify additional product candidates and advance them into preclinical development;
•	pursue regulatory approval of product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, commercial, regulatory and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support product development and commercialization;
•	acquire or in-license other product candidates and technologies; and
•	operate as a public company.

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

We were founded in March 2010 and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and commencing Phase 1 and 2 clinical trials of our product candidates. CB-280 and telaglenastat are currently being evaluated in Phase 1 and Phase 2 clinical trials, respectively. All of our other programs are in research and preclinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials required for regulatory approval of our product candidates, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one new product from the time it is discovered to when it is commercially available. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had product candidates in advanced clinical trials.

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

In addition to seeking patents for some of our technologies and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention assignment agreements with our employees and consultants that obligate them to assign to us any inventions developed in the course of their work for us. However, we cannot guarantee that we have executed these agreements with each party that may have or have had access to our trade secrets or that the agreements we have executed will provide adequate protection. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. As a result, we may be forced to bring claims against third parties, or defend claims that they bring against us, to determine ownership of what we regard as our intellectual property. Monitoring unauthorized disclosure is difficult and we do not know whether the procedures we have followed to prevent such disclosure have been or will be adequate. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States may be less willing or unwilling to protect trade secrets. If any of the technology or information that we protect as trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to, or independently developed by, a competitor, our competitive position would be harmed.

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

•

the Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies to report to the Centers for Medicare & Medicaid Services, or CMS, an agency within the Department of Health and Human Services, or HHS, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives during the previous year; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers, marketing expenditures and/or drug pricing, and other state and local laws require the registration of pharmaceutical sales representatives.

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain. *

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

Additionally, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the PPACA, enacted in 2010, made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. There continue to be significant developments in attempts to repeal the PPACA. Due to these efforts, there is significant uncertainty regarding the future of the PPACA.

There have been executive, judicial, and Congressional challenges to certain aspects of the PPACA. For example, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under PPACA have been signed into law. The Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the PPACA. Further, although the U.S. Supreme Court has not yet ruled on the constitutionality of the PPACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the PPACA. We continue to evaluate the potential impact of PPACA and its possible repeal or replacement on our business.

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

Further, there has been heightened governmental scrutiny of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. In addition, there have been and continue to be similar initiatives at the state level to reduce drug costs.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. It is possible that additional governmental action will be taken in response to the COVID-19 pandemic. We expect that healthcare reform measures may be adopted in the future, particularly in light of the new presidential administration, which could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of any of our product candidates that we successfully commercialize.

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

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Calithera Biosciences, Inc.	8-K	001-36644	3.1	10/7/2014

3.2	Amended and Restated Bylaws of Calithera Biosciences, Inc.	10-Q	001-36644	3.2	8/10/2020

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of common stock certificate.	S-1	333-198355	4.1	9/25/2014

10.1	Fourth Amendment to Lease Agreement between Are-Technology Center SSF, LLC and the Registrant, dated March 8, 2021.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a).

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

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021, has been formatted in Inline XBRL.
*

The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Calithera Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing..

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calithera Biosciences, Inc.

Date: May 6, 2021	By:	/s/ Susan M. Molineaux
Susan M. Molineaux, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Stephanie Wong
Stephanie Wong
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)