Form 10-Q
period 2021-06-30
Calithera Biosciences, Inc.
filed 2021-08-05
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, the registrant had 74,114,399 shares of common stock, $0.0001 par value per share, outstanding.

Calithera Biosciences, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2021

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

Calithera Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$92,205	$107,146
Short-term investments	—	8,005
Receivables from collaborations	12	1,541
Prepaid expenses and other current assets	1,776	2,011
Total current assets	93,993	118,703
Other assets	46	—
Restricted cash	270	440
Property and equipment, net	544	690
Operating lease right-of-use asset	3,006	5,754
Total assets	$97,859	$125,587
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,534	$1,994
Accrued and other liabilities	10,944	16,407
Total current liabilities	12,478	18,401
Noncurrent operating lease liability	2,368	4,815
Total liabilities	14,846	23,216
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 200,000 shares authorized as of June 30, 2021, and December 31, 2020; 74,113 and 70,686 shares issued and outstanding as of June 30, 2021, and December 31, 2020, respectively	7	7
Additional paid-in capital	493,950	478,599
Accumulated deficit	(410,944)	(376,238)
Accumulated other comprehensive income	—	3
Total stockholders’ equity	83,013	102,371
Total liabilities and stockholders’ equity	$97,859	$125,587

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue:
License revenue	$3,000	$—	$3,000	$—
Total revenue	3,000	—	3,000	—
Operating expenses:
Research and development	12,820	15,656	28,159	35,781
General and administrative	4,487	5,096	9,915	10,042
Total operating expenses	17,307	20,752	38,074	45,823
Loss from operations	(14,307)	(20,752)	(35,074)	(45,823)
Interest and other income (expense), net	(4)	361	368	986
Net loss	$(14,311)	$(20,391)	$(34,706)	$(44,837)
Net loss per share, basic and diluted	$(0.19)	$(0.29)	$(0.47)	$(0.67)
Weighted average common shares used to compute net loss per share, basic and diluted	74,057	69,516	73,157	67,036

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(14,311)	$(20,391)	$(34,706)	$(44,837)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	—	42	(3)	75
Total comprehensive loss	$(14,311)	$(20,349)	$(34,709)	$(44,762)

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Three Months Ended June 30, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at March 31, 2021	73,884	$7	$490,784	$(396,633)	$—	$94,158
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	164	—	400	—	—	400
Exercise of stock options	5	—	4	—	—	4
Issuance of common stock per employee stock plan purchases	60	—	118	—	—	118
Stock-based compensation expense	—	—	2,644	—	—	2,644
Net loss	—	—	—	(14,311)	—	(14,311)
Balance at June 30, 2021	74,113	$7	$493,950	$(410,944)	$—	$83,013

	Three Months Ended June 30, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at March 31, 2020	64,687	$6	$438,131	$(310,547)	$75	$127,665
Issuance of common stock in connection with public offering, net of underwriting commissions and issuance costs	5,750	1	33,463	—	—	33,464
Exercise of stock options	20	—	52	—	—	52
Issuance of common stock per employee stock plan purchases	102	—	386	—	—	386
Stock-based compensation expense	—	—	2,066	—	—	2,066
Net loss	—	—	—	(20,391)	—	(20,391)
Unrealized gain on available-for-sale securities	—	—	—	—	42	42
Balance at June 30, 2020	70,559	$7	$474,098	$(330,938)	$117	$143,284

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2020	70,686	$7	$478,599	$(376,238)	$3	$102,371
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	3,361	—	9,888	—	—	9,888
Exercise of stock options	6	—	6	—	—	6
Issuance of common stock per employee stock plan purchases	60	—	118	—	—	118
Stock-based compensation expense	—	—	5,339	—	—	5,339
Net loss	—	—	—	(34,706)	—	(34,706)
Unrealized loss on available-for-sale securities	—	—	—	—	(3)	(3)
Balance at June 30, 2021	74,113	$7	$493,950	$(410,944)	$—	$83,013

	Six Months Ended June 30, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2019	63,514	$6	$428,479	$(286,101)	$42	$142,426
Issuance of common stock in connection with public offering, net of underwriting commissions and issuance costs	5,750	1	33,463	—	—	33,464
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	1,160	—	7,397	—	—	7,397
Exercise of stock options	33	—	314	—	—	314
Issuance of common stock per employee stock plan purchases	102	—	386	—	—	386
Stock-based compensation expense	—	—	4,059	—	—	4,059
Net loss	—	—	—	(44,837)	—	(44,837)
Unrealized gain on available-for-sale securities	—	—	—	—	75	75
Balance at June 30, 2020	70,559	$7	$474,098	$(330,938)	$117	$143,284

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows Used in Operating Activities
Net loss	$(34,706)	$(44,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	146	196
Accretion (amortization) of premiums and discounts on investments	2	(160)
Stock-based compensation	5,339	4,059
Gain on remeasurement of the lease liability	(362)	—
Non-cash lease expense	606	734
Changes in operating assets and liabilities:
Receivables from collaborations	1,529	(441)
Prepaid expenses and other current assets	241	457
Other assets	(46)	(321)
Accounts payable	(460)	(1,380)
Accrued liabilities	(4,867)	(2,502)
Lease liability	(545)	(815)
Net cash used in operating activities	(33,123)	(45,010)

Cash Flows Provided by (Used in) Investing Activities
Purchases of investments	—	(57,059)
Proceeds from sale and maturity of investments	8,000	114,981
Purchases of property and equipment	—	(13)
Net cash provided by investing activities	8,000	57,909

Cash Flows Provided by Financing Activities
Proceeds from issuance of common stock upon public offering, net	—	33,462
Proceeds from issuance of common stock through an at-the-market offering, net	9,888	7,397
Proceeds from stock option exercises and employee stock purchase plan purchases	124	700
Net cash provided by financing activities	10,012	41,559

Net (decrease) increase in cash, cash equivalents, and restricted cash	(15,111)	54,458
Cash, cash equivalents, and restricted cash at beginning of period	107,586	60,877
Cash, cash equivalents, and restricted cash at end of period	$92,475	$115,335

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

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development activities. The Company has incurred net losses from operations since inception and has an accumulated deficit of $410.9 million as of June 30, 2021. The Company intends to raise additional capital through the issuance of additional equity, and potentially through strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plans. Management believes that the currently available resources will provide sufficient funds to enable the Company to meet its operating plan for at least the twelve-month period following the filing of the Company’s unaudited consolidated financial statements for the three months ended June 30, 2021, included in the Quarterly Report on Form 10-Q. However, if the Company’s anticipated operating results are not achieved in future periods, management believes that planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of June 30, 2021, the statements of operations, comprehensive loss, and stockholders’ equity, for the three and six months ended June 30, 2021 and 2020, and the statement of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three and six-month periods are also unaudited. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the Securities and Exchange Commission, or SEC.

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

Investments

All investments have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such designation as of each balance sheet date. As of each balance sheet date, the Company classifies available-for-sale securities with remaining contractual maturities of more than one year as long-term investments, and those with remaining contractual maturities of one year or less as short-term investments. Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest and other income (expense), net. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest and other income (expense), net.

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

The Company has a collaboration and license agreement with Incyte, the Incyte Collaboration Agreement, and a license agreement with Antengene, the Antengene License Agreement, that are within the scope of ASC 606, under which the Company licenses certain rights to its product candidates. The terms of these arrangements include payment to the Company of non-refundable, upfront license fees, and potential development, regulatory and sales milestones, and sales royalties. Each of these payments results in collaboration or license revenue, except for revenues from royalties on net sales of licensed products, which would be classified as royalty revenues.

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

The Company had no contract assets or liabilities as of June 30, 2021 and December 31, 2020.

Awards

The Company assesses at the inception of award agreements whether the agreement is a liability. If the Company is obligated to repay funds received regardless of the outcome of the related research and development activities, then the Company is required to estimate and recognize a liability for this obligation. Alternatively, if the Company is not required to repay the funds, then payments received are recorded as contra research and development expense in the consolidated statement of operations as expenses are incurred. If payment criteria has been met and allowable expenses have been incurred, but not received at the balance sheet date, the amount of the receivable is included in receivables from collaborations in the consolidated balance sheet.

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

Stock-Based Compensation

The Company maintains various stock incentive plans under which stock options and restricted stock awards are granted to employees, non-employee directors of the board, and non-employees. The Company also has an employee stock purchase plan for all eligible employees. Stock options and stock purchased under the employee stock purchase plan, are recorded at fair value as of the grant date using the Black-Scholes option-pricing model. Restricted stock awards are measured at grant date fair value, at the market price of the Company’s common stock on the grant date. The Company has elected to account for forfeitures as they occur. The Company records stock-based compensation expense related to the service-based instruments ratably over the employee, director, or non-employees’ respective requisite service period (generally the vesting period). For performance-based stock awards with vesting conditioned on the achievement of certain strategic milestones, stock-based compensation expense is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met. If the performance condition is not considered probable of being achieved, no stock-based compensation expense is recognized until such time as the performance condition is considered probable of being met, if at all. If the assessment of the probability of the performance condition being met changes, the impact of the change in estimate would be recognized in the period of the change.

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that were measured on a recurring basis (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$91,723	$—	$—	$91,723
Total financial assets	$91,723	$—	$—	$91,723

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$106,782	$—	$—	$106,782
Corporate notes and commercial paper	—	6,502	—	6,502
U.S. government agency securities	—	1,503	—	1,503
Total financial assets	$106,782	$8,005	$—	$114,787

4. Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities and restricted cash, consisted of the following (in thousands):

	June 30, 2021				December 31, 2020
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$91,723	$—	$—	$91,723	$106,782	$—	$—	$106,782
Corporate notes and commercial paper	—	—	—	—	6,501	1	—	6,502
U.S. government agency securities	—	—	—	—	1,501	2	—	1,503
	$91,723	$—	$—	$91,723	$114,784	$3	$—	$114,787
Classified as:
Cash equivalents				$91,453				$106,342
Short-term investments				—				8,005
Restricted cash				270				440
Total cash equivalents, restricted cash and investments				$91,723				$114,787

At June 30, 2021, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of June 30, 2021 and December 31, 2020, there were no unrealized losses on cash equivalents and investments. As of June 30, 2021, the Company had a total of $92.5 million in cash, cash equivalents and restricted cash, which includes approximately $0.8 million in cash and $91.7 million in cash equivalents and restricted cash.

5. Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued clinical and manufacturing expenses	$5,598	$7,910
Accrued payroll and related expenses	3,283	5,142
Current portion of lease liability	1,302	1,903
Other	761	1,452
Total accrued and other liabilities	$10,944	$16,407

6. Leases

The Company has a non-cancelable facility lease agreement, or the Lease, for office and laboratory facilities in South San Francisco, California, with a remaining lease term of 2.6 years, through January 2024, and a two-year renewal option prior to expiration. The renewal option to extend the Lease was not considered in the determination of the right-of-use asset or the lease liability for the Lease as the Company did not consider it reasonably certain that it would exercise any such option. The Lease provides that the Company is obligated to pay certain variable costs, including taxes and operating expenses. The Lease is classified as an operating lease. In addition, the Company had a non-cancelable sublease agreement for a portion of its facilities through February 2020. The sublease agreement provided that the subtenant was obligated to pay its share of the variable costs under the Lease. Through March 7, 2021 the Company measured the present value of its lease liability using an estimated incremental borrowing rate of 9%.

On March 8, 2021, the Company amended its lease to reduce its rentable area from approximately 54,000 square feet to approximately 34,000 square feet. The related reduction in rent was effective January 1, 2021. In connection with the amendment, the Company also reduced its existing letter of credit from $440,000 to $270,000 as a security deposit to the lease. Subsequent to the amendment, which was determined to be a modification of the lease, the Company remeasured the present value of its lease liability using an estimated incremental borrowing rate of 7.5%. The Company recognized a gain of $0.4 million, which is included in interest and other income (expense), net in its unaudited condensed consolidated statement of operations for the six months ended June 30, 2021, which represents the difference between the reduced lease liability and the reduction in the operating lease right of use asset.

The components of net operating lease costs included in the condensed consolidated statement of operations for the three and six months ended June 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Lease Costs:	2021	2020	2021	2020
Straight-line rent expense related to facility operating lease	$326	$544	$810	$1,088
Variable rent expense related to facility operating lease	249	369	493	747
Sublease income	—	—	—	(187)
Variable sublease income	—	—	—	(93)
Net operating lease costs	$575	$913	$1,303	$1,555

Cash paid for amounts included in the measurement of the lease liabilities for the three months ended June 30, 2021 and 2020, was $0.4 million and $0.6 million, respectively, and was included in net cash used in operating activities in the Company’s unaudited condensed consolidated statements of cash flows. Cash paid for amounts included in the measurement of the lease liabilities for the six months ended June 30, 2021 and 2020, was $0.7 million and $1.2 million, respectively, and was included in net cash used in operating activities in the Company’s unaudited condensed consolidated statements of cash flows.

The balance sheet classification of the Company’s operating lease liability was as follows (in thousands):

Operating Lease Liability:	June 30, 2021	December 31, 2020
Current portion included in accrued and other liabilities	$1,302	$1,903
Noncurrent operating lease liability	2,368	4,815
Total operating lease liability	$3,670	$6,718

The maturities of the Company’s lease liability as of June 30, 2021, was as follows (in thousands):

Year ending December 31:
2021 (excluding the six months ended June 30, 2021)	$754
2022	1,546
2023	1,592
2024	136
Total lease payments	4,028
Less: interest	(358)
Present value of lease liability	$3,670

7. Stockholders’ Equity

At-the-Market Offering

In August 2020, the Company entered into a sales agreement with Jefferies as sales agent and underwriter, pursuant to which the Company could issue and sell shares of its common stock with an aggregate maximum offering price of $75.0 million under an at-the-market offering program, or the ATM program. The Company will pay Jefferies up to 3% of gross proceeds for any common stock sold through the sales agreement. During the six months ended June 30, 2021, the Company sold 3,361,202 shares under the ATM program at an average price per share of $3.02, for net proceeds of $9.9 million. As of June 30, 2021, a total of 3,361,202 shares had been sold under the ATM program.

8. Stock-Based Compensation

Stock Options

A summary of stock option activity was as follows (in thousands, except weighted-average exercise price and contractual term amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2020	8,637	$6.91
Options granted	1,992	$2.90
Options exercised	(7)	$1.00
Options cancelled	(1,761)	$6.24
Outstanding — June 30, 2021	8,861	$6.15	6.90	$24
Exercisable — June 30, 2021	5,225	$7.19	5.54	$24

Stock Awards

During the six months ended June 30, 2021, the Company issued 547,856 restricted stock units, or RSUs, to its employees. The RSUs vest 25% annually over 4 years commencing on the date of grant. The RSUs are measured at grant date fair value, at the market price of the Company’s common stock on the grant date. The Company records stock-based compensation expense related to the RSUs ratably over the employee respective requisite service period.

On January 20, 2021, the Company granted 1,607,812 performance-based restricted stock units, or PSUs, to employees. The PSUs vest 20% on January 3, 2022 and 80% upon the achievement of two goals that are expected to be achieved by January 3, 2022. The PSUs were measured at grant date fair value, using the market price of the Company’s common stock on the grant date of $2.98. The Company estimates that all vesting conditions are probable of being achieved and has elected to recognize compensation expense for the PSUs as one aggregate award using the straight-line method over the estimated implicit service period from the grant date to January 3, 2022. The Company will monitor the probability of achievement of the goals each reporting period and adjust its estimates accordingly. During the three and six months ended June 30, 2021, the Company recorded $0.9 million and $1.9 million of expense, respectively, related to the PSUs.

A summary of restricted stock unit activity was as follows (in thousands, except weighted-average grant-date fair value and contractual term amounts):

	Stock Awards (PSUs and RSUs)
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2020	—	$—
PSUs and RSUs — Awarded	2,156	$2.97
PSUs and RSUs — Cancelled	(301)	$2.98
Outstanding — June 30, 2021	1,855	$2.97	0.81	$3,875

Total stock-based compensation expense related to the Company’s 2010 Equity Incentive Plan, 2014 Equity Incentive Plan, 2018 Inducement Plan, and the 2014 Employee Stock Purchase Plan was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$1,588	$1,087	$2,868	$2,162
General and administrative	1,056	979	2,471	1,897
Total stock-based compensation	$2,644	$2,066	$5,339	$4,059

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

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be anti-dilutive were as follows (in thousands):

	June 30,
	2021	2020
Options to purchase common stock	8,861	8,633
Employee stock plan purchases	18	19
Restricted stock units subject to future vesting	1,855	—
Total	10,734	8,652

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

Under the Incyte Collaboration Agreement, the Company received an upfront payment of $45.0 million in February 2017. In March 2017, the Company achieved a development milestone of $12.0 million, for which the Company received payment in May of 2017. The Company is also eligible to receive up to an additional $418.0 million in potential development, regulatory and sales milestones. In April 2020, the Company filed a complaint against Incyte in the Superior Court of California, San Francisco County, asserting claims for breach of contract arising out of Incyte’s failure to pay two milestone payments the Company believes are due under the Collaboration Agreement. As of June 30, 2021, no revenue has been recognized for these two milestones as the collectability remains uncertain. Total remaining potential development, regulatory and commercialization milestones as of June 30, 2021 were $738.0 million.

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

In accordance with ASC 606, the Company determined the transaction price to be $57.0 million, representing the $45.0 million upfront payment and the $12.0 million developmental milestone payment from Incyte that was earned in March 2017. The $57.0 million transaction price was recognized over the estimated performance period, based on the measure of progress toward completion for the combined performance obligation, which was satisfied as of June 2018. The measure of progress towards completion was based on the effort of certain employees within the Company who dedicated time to complete the manufacturing services and technology transfer to Incyte. No subsequent revenue has been recognized related to the Incyte Collaboration Agreement through June 30, 2021.

Net costs associated with co-development activities performed under the agreement are included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations, with any reimbursement of costs by Incyte reflected as a reduction of such expenses. For the three months ended June 30, 2021 and 2020, net costs (payable to)/reimbursable from Incyte were ($0.4) million and $0.1 million, respectively. For the six months ended June 30, 2021 and 2020, net costs reimbursable from Incyte were $0.4 million and $0, respectively. As of June 30, 2021, net amounts payable to Incyte were $0.4 million.

Antengene License Agreement

On May 16, 2021, the Company entered into a license agreement, or the Antengene License Agreement, with Antengene Investment, Ltd., a wholly-owned subsidiary of Antengene Corporation. Under the terms of the Antengene License Agreement, the Company granted Antengene an exclusive, worldwide license to develop and commercialize CB-708, the Company’s small molecule inhibitor of CD73. The Company received an upfront payment of $3.0 million in May 2021 and may receive potential development, regulatory and sales milestones of up to $252.0 million, as well as tiered royalties on sales of the licensed product up to low double-digits.

The Antengene License Agreement is considered to be under the scope of ASC 606. In accordance with ASC 606, the Company determined the transaction price to be the $3.0 million upfront payment. The performance obligations consist of the intellectual property license, inventory, and manufacturing technical support services. The transaction price was allocated to the performance obligations on a relative selling price basis, with the value of the manufacturing technical support services considered to be de minimis. The Company determined that it had satisfied the intellectual property license and inventory performance obligations in the second quarter of 2021 and accordingly recognized license revenue of $3.0 million during the quarter ended June 30, 2021.

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division, or Symbioscience, under which the Company has been granted the exclusive, worldwide license to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare, or the Symbioscience License Agreement. There were no expenses related to its licensing arrangement with Mars Symbioscience recorded in the three and six months ended June 30, 2021.

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

11. Cystic Fibrosis Foundation Development Award

In October 2020, the Company was awarded $2.4 million from the Cystic Fibrosis Foundation, or CFF, to support the clinical development of CB-280 in cystic fibrosis. The award will be paid in installments upon the achievement of certain milestones. The Company recognizes the CFF milestones awards as a reduction to research and development expenses in the accompanying unaudited consolidated statements of operations in the period the milestone is achieved and expenses have been incurred. For the three and six months ended June 30, 2021, no amounts from the CFF were recognized as a reduction of research and development expenses.

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

12. Reduction in Workforce

On January 4, 2021, the Company announced a plan to reduce its workforce by approximately 35% to extend its cash runway and ensure long-term sustainability. During the three-month period ended June 30, 2021, the Company recognized $68,000 and ($29,000) of severance-related charges to research and development and general and administrative expenses, respectively, which is included in operating expenses in the unaudited condensed consolidated statements of operations. During the six-month period ended June 30, 2021, the Company recognized $1.0 million and $0.2 million of severance-related charges to research and development and general and administrative expenses, respectively, which is included in operating expenses in the unaudited condensed consolidated statements of operations. As of June 30, 2021, the Company had recognized substantially all expenses related to the workforce reduction.

A summary of activity in the accrued liability associated with the Company’s reduction in workforce for the six months ended June 30, 2021 was as follows (in thousands):

Severance Costs Related to Reduction in Workforce
Accrued balance as of January 1, 2021	$—
Charges	1,181
Cash payments	(958)
Accrued balance as of June 30, 2021	$223

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

Overview

We are a fully-integrated, clinical stage biotechnology company focused on discovering and developing novel, small molecule drugs for the treatment of cancer and other life-threatening diseases. With our unique approach, we have established a broad pipeline of small molecule drug candidates that target enzymes controlling metabolically critical pathways in tumor cells and immune cells. We have multiple internally discovered clinical stage compounds that are all enzyme inhibitors. While we are primarily focused on oncology, we are opportunistically developing therapeutics outside of oncology where we can leverage our existing expertise in immune cell metabolism to treat diseases with unmet needs, as is the case in cystic fibrosis.

Through genetic mutations that alter fundamental metabolic pathways, cancer cells can acquire the ability to grow in an uncontrolled manner, and, in doing so, acquire nutrient dependencies that can differentiate them from normal cells. Some tumors are more susceptible to this dependency than others. Targeting these dependencies by inhibiting specific metabolic pathways in cancer cells is a novel therapeutic approach to blocking the uncontrolled growth of tumors. Our lead product candidate, telaglenastat or CB-839, takes advantage of the dependency on glutamine required by several tumors for growth and survival. We believe telaglenastat has the potential to be an important new therapeutic agent with a novel mechanism of action and is the first selective allosteric glutaminase inhibitor to enter clinical trials. We retain all commercial rights to telaglenastat and have been granted a U.S. patent, which includes composition of matter coverage for telaglenastat through 2037, as well as patents applied for/issued in other territories.

We are currently developing telaglenastat in combination with standard therapies in a select set of solid tumors. Our lead development pathway for telaglenastat is for the treatment of KEAP1 or NRF2 mutated non-small cell lung cancer, or NSCLC. According to third-party market research, U.S. incidence of NSCLC is approximately 200,000 with 20% of these patients harboring KEAP1 or NRF2 activating mutations. Recently presented clinical data evaluating front-line standard-of-care chemoimmunotherapy treatment for NSCLC patients with mutations in KEAP1/NRF2 demonstrated inferior clinical outcomes compared to patients without these mutations. Thus, NSCLC patients with KEAP1 or NRF2 mutations are a population with a high unmet clinical need. Pre-clinical studies have shown that activation of the KEAP1/NRF2 pathway in lung tumors makes them dependent on glutaminase activity for growth and survival, and treatment with telaglenastat selectively blocks their growth. In September 2020, we treated the first patient in the KEAPSAKE study, which is a randomized Phase 2 clinical trial of the glutaminase inhibitor telaglenastat in combination with standard-of-care therapy. The KEAPSAKE study will evaluate the safety and anti-tumor activity of telaglenastat plus standard-of-care chemoimmunotherapy as front-line treatment for patients with stage IV non-squamous non-small cell lung cancer whose tumors have a KEAP1 or NRF2 mutation determined by next-generation sequencing. The double-blind telaglenastat trial will enroll approximately 120 patients with stage IV non-squamous NSCLC with the KEAP1 or NRF2 mutation. Patients will be randomized to receive telaglenastat or placebo, in combination with pembrolizumab, carboplatin and pemetrexed. The study will evaluate the safety and investigator-assessed progression-free survival, or PFS, of telaglenastat plus this standard of care chemoimmunotherapy regimen. We anticipate sharing interim data from the KEAPSAKE trial in the fourth quarter of 2021.

We were previously developing telaglenastat for the treatment of renal cell carcinoma, or RCC. In January 2021, we announced the results of the CANTATA trial, a global, randomized, trial designed to evaluate the safety and efficacy of telaglenastat in combination with cabozantinib versus placebo with cabozantinib in patients with advanced clear cell RCC who had progressed on immune checkpoint inhibitors or anti-angiogenic therapies. The trial did not meet the primary endpoint of PFS. We presented the final analysis from the CANTATA trial at the American Society of Clinical Oncology Annual Meeting in June 2021 and currently have no plans to further develop telaglenastat in RCC.

As part of our Pfizer clinical collaboration, in July 2019, we initiated a Phase 1/2 trial of the combination of telaglenastat plus palbociclib in patients with KRAS mutated colorectal cancer and KRAS mutated non-small cell lung cancer, and in November 2020 we expanded the trial to include patients with KRAS and CDKN2A mutated pancreatic ductal adenocarcinoma (PDAC). The predefined efficacy bar was not met for the NSCLC and CRC expansion cohorts leading to the decision to discontinue this trial.

In June 2021, we became a member of the Broad Institute’s Cancer Dependency Map (DepMap) Consortium. The goal of the DepMap initiative at the Broad Institute of MIT and Harvard is to discover new targets and biomarkers for precision cancer medicines. Membership in the Consortium is an opportunity for us to generate novel data for discovery programs and forge deeper collaborations with Broad’s data and computational scientists in order to enable translational decisions for our programs. Our interest in biomarker driven approaches stems from the discovery of KEAP1/NRF2 pathway dependency on glutaminase that drove the rationale for the KEAPSAKE trial of telaglenastat in combination with standard-of-care therapy in patients with non-squamous NSCLC with mutations in KEAP1 or NRF2. We plan to utilize this partnership with the Broad to continue to explore biomarkers for telaglenastat, as well as identify biomarker-defined subpopulations of cancer patients for undisclosed pipeline programs.

Our product candidate, CB-280, which is solely owned by Calithera, is a novel oral inhibitor of arginase being developed for the treatment of cystic fibrosis, or CF. In October 2020, we were awarded up to $2.4 million from the Cystic Fibrosis Foundation to support development of CB-280. Arginase is secreted by infiltrating neutrophils in the lungs of CF patients and depletes the amino acid arginine. Arginine is critical for the generation of sufficient nitric oxide, or NO, to maintain anti-microbial effects and bronchodilation in the lungs of CF patients. According to third-party market research, there are over 70,000 people living with CF, over 30,000 of those are in the US. By 2026, worldwide sales for CF drugs are expected to surpass $11 billion. We completed a Phase 1 Single Ascending Dose trial to evaluate the safety, tolerability and pharmacokinetic profile of oral CB-280 in healthy volunteers. In July 2020, we initiated a Phase 1b clinical trial in adult patients with cystic fibrosis that are on a stable regimen of CF therapies and have chronic airway infection. The randomized, double blind, placebo-controlled, dose escalation trial is evaluating multiple ascending doses of CB-280, dosed orally twice daily for 14 days, compared to placebo in up to 32 adult CF patients to determine a safe dose range for CB-280. Enrollment in this study is ongoing and we plan to share interim data from this trial at the 2021 North American Cystic Fibrosis Conference at the end of September.

An additional arginase inhibitor, INCB001158, was discovered by Calithera and is being developed by Incyte Corporation, or Incyte, for oncology and hematology indications, and is currently being evaluated in Phase 1/2 trials as a monotherapy and in combination with other anti-cancer agents. In January 2017, we entered into a collaboration and license agreement, or the Incyte Collaboration Agreement, with Incyte. Under the terms of the Incyte Collaboration Agreement, we granted Incyte an exclusive, worldwide license to co-develop and co-commercialize our small molecule arginase inhibitors for hematology and oncology indications. In April 2020, we filed a complaint against Incyte in the Superior Court of California, San Francisco County, asserting claims for breach of contract arising out of Incyte’s failure to pay two milestone payments we believe are due under the Incyte Collaboration Agreement. Effective September 30, 2020, we opted out of our co-development obligations as permitted under the terms of the Incyte Collaboration Agreement. As a result of our decision to opt out, Incyte will pay all costs to develop INCB001158 or any other licensed products. Incyte will pay us tiered royalties ranging from the low double digits to mid-teens on net sales of licensed products and total remaining potential development, regulatory and commercialization milestones of $738.0 million.

Our research focus has been on immune-modulatory enzymes. We have developed CB-708, a highly potent, selective, orally-bioavailable small molecule inhibitor of CD73. Preclinical data were presented at the 2019 American Association for Cancer Research annual meeting and the 2019 Society for Immunotherapy of Cancer meeting demonstrating that CB-708 has immune-mediated, single agent activity in syngeneic mouse tumor models. In pre-clinical studies CB-708 was well-tolerated and shows enhanced anti-tumor activity when combined with either an anti-PD-L1 immunotherapy or with chemotherapeutic agents, such as oxaliplatin or doxorubicin. In May 2021, we entered into a license agreement with Antengene Investment Limited, or Antengene, a wholly-owned subsidiary of Antengene Corporation, where we granted Antengene an exclusive, worldwide license to develop and commercialize CB-708. Under the terms of the license agreement, we received an upfront payment of $3.0 million in May 2021 and may receive potential development, regulatory and sales milestone of up to $252.0 million. Additionally, we are eligible to receive tiered royalties on sales of licensed product up to low double-digits.

We have also discovered CB-668, a first-in-class, potent, orally administered inhibitor of the immune-suppressive enzyme IL4I1. IL4I1 is an enzyme that is expressed by tumor cells and antigen presenting cells that metabolizes phenylalanine, tyrosine and tryptophan to produce hydrogen peroxide, an inhibitor of T-cell function. In particular, IL4I1 can metabolize tryptophan to kynurenic acid and other metabolites that lead to immunosuppression in the tumor microenvironment. Preclinical data were presented at the 2020 Society for Immunotherapy of Cancer Annual Meeting. In syngeneic mouse models CB-668 exhibited immune mediated, single agent activity and augmented activity in combination with checkpoint inhibitors. IL4I1 expression has been correlated with poor clinical outcomes and expression is elevated in multiple tumor types including ovarian and B-cell tumors.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

Financial Overview

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred. Costs associated with co-development activities performed under our collaboration agreements and award are included in research and development expenses, with any reimbursement of costs reflected as a reduction of such expenses.

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

The following table shows our research and development expenses for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Development candidate:
Telaglenastat (CB-839)	$9,052	$11,119	$20,757	$26,150
INCB001158	—	1,265	—	2,821
CB-280	1,768	1,552	3,547	3,043
Total development	10,820	13,936	24,304	32,014
Preclinical and research:
Preclinical and research	2,000	1,720	3,855	3,767
Total	$12,820	$15,656	$28,159	$35,781

We expect our annual research and development expenses will decrease compared to the prior year primarily due to the completion of our CANTATA trial and our workforce reduction announced in January 2021.

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, audit and accounting services, insurance, investor relations and other expenses associated with being a public company. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation expense and other supplies. We expect our annual general and administrative expenses will decrease compared to the prior year.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months
	Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Revenue:
License revenue	$3,000	$—	$3,000	N/A
Total revenue	3,000	—	3,000	N/A
Operating expenses:
Research and development	12,820	15,656	(2,836)	-18%
General and administrative	4,487	5,096	(609)	-12%
Total operating expenses	17,307	20,752	(3,445)	-17%
Loss from operations	(14,307)	(20,752)	6,445	-31%
Interest and other income (expense), net	(4)	361	(365)	-101%
Net loss	$(14,311)	$(20,391)	$6,080	-30%

License Revenue.  License revenue increased from $0 for the three months ended June 30, 2020 to $3.0 million for the three months ended June 30, 2021, and represents the recognition of the $3.0 million upfront payment received from the Antengene License Agreement.

Research and Development.  Research and development expenses decreased $2.8 million, or 18%, from $15.6 million for the three months ended June 30, 2020 to $12.8 million for the three months ended June 30, 2021. The decrease of $2.8 million was due to a $2.1 million decrease in the telaglenastat program and a $1.2 million decrease in the INCB001158 program, partially offset by a $0.3 million increase in our early stage research and $0.2 million increase in the CB-280 program.

General and Administrative. General and administrative expenses decreased $0.6 million, or 12%, from $5.1 million for the three months ended June 30, 2020, to $4.5 million for the three months ended June 30, 2021. The decrease was primarily due to a $0.3 million decrease in rent expense related to the amendment of our facility lease in March 2021 and a $0.3 million decrease in professional services costs.

Interest and Other Income (expense), net.  Interest and other income (expense), net decreased $0.4 million, or 101%, from $0.4 million for the three months ended June 30, 2020 to ($4,000) for the three months ended June 30, 2021. The decrease of $0.4 million was primarily due to lower interest income generated from lower returns and lower balances on our investments.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months
	Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Revenue:
License revenue	$3,000	$—	$3,000	N/A
Total revenue	3,000	—	3,000	N/A
Operating expenses:
Research and development	28,159	35,781	(7,622)	-21%
General and administrative	9,915	10,042	(127)	-1%
Total operating expenses	38,074	45,823	(7,749)	-17%
Loss from operations	(35,074)	(45,823)	10,749	-23%
Interest and other income (expense), net	368	986	(618)	-63%
Net loss	$(34,706)	$(44,837)	$10,131	-23%

License Revenue.  License revenue increased from $0 for the six months ended June 30, 2020 to $3.0 million for the six months ended June 30, 2021, and represents the recognition of the $3.0 million upfront payment received from the Antengene License Agreement.

Research and Development.  Research and development expenses decreased $7.6 million, or 21%, from $35.8 million for the six months ended June 30, 2020 to $28.2 million for the six months ended June 30, 2021. The decrease of $7.6 million was due to a $5.4 million decrease in the telaglenastat program and a $2.8 million decrease in the INCB001158 program, partially offset by a $0.5 million increase in the CB-280 program and a $0.1 million increase in our early stage research.

General and Administrative. General and administrative expenses decreased $0.1 million, or 1%, from $10.0 million for the six months ended June 30, 2020, to $9.9 million for the six months ended June 30, 2021. The decrease was primarily related to a $0.5 million decrease in rent expense related to the amendment of our facility lease in March 2021 and a $0.8 million decrease in professional services costs, partially offset by a $1.2 million increase in personnel-related costs, primarily from increases in stock-based compensation expense, severance, and higher directors and officers liability insurance.

Interest and Other Income (expense), net.  Interest and other income (expense), net decreased $0.6 million, or 63%, from $1.0 million for the six months ended June 30, 2020 to $0.4 million for the six months ended June 30, 2021. The decrease of $0.6 million was primarily due to $0.9 million in lower interest income generated from lower returns and lower balances on our investments, partially offset by a $0.4 million gain related to the remeasurement of our lease liability.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents totaling $92.2 million. Our operations have been financed by net proceeds from the sale of shares of our capital stock and payments from the Company's collaboration and licensing agreements.

In August 2020, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our common stock. As of June 30, 2021, $239.9 million of our common stock remained available for sale, of which $64.9 million may be issued and sold pursuant to an at-the-market offering program, or ATM program, for sales of our common stock under a sales agreement with Jefferies LLC, subject to certain conditions as specified in the sales agreement.

For the six months ended June 30, 2021, we sold 3,361,202 shares of our common stock under our ATM program at an average price per share of $3.02, for gross proceeds of $10.1 million, resulting in net proceeds of $9.9 million after deducting underwriting fees and offering expenses.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash and cash equivalents as of June 30, 2021 will be sufficient for us to meet our current operating plan for at least the twelve-month period following the filing of our June 30, 2021 Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially based on a number of factors including the extent and magnitude of the impact from the COVID-19 pandemic, in particular the challenges associated with opening new and enrolling existing clinical studies. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months
	Ended June 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(33,123)	$(45,010)
Cash provided by investing activities	$8,000	$57,909
Cash provided by financing activities	$10,012	$41,559

Cash used in operating activities was $33.1 million for the six months ended June 30, 2021, compared to $45.0 million for the six months ended June 30, 2020. The decrease of $11.9 million in cash used in operating activities mainly related to decreased research and development costs, primarily in our telaglenastat program.

Cash provided by investing activities was $8.0 million and $57.9 million for the six months ended June 30, 2021 and 2020, respectively, and for both periods primarily related to proceeds from the sale and maturity of investments.

Cash provided by financing activities was $10.0 million and $41.6 million for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, we received $9.9 million in net proceeds from the sale and issuance of common stock related to our at-the-market offering program and $0.1 million in proceeds from the issuance of common stock upon the exercise of stock options and employee stock purchase plan purchases. For the six months ended June 30, 2020, we received $33.5 million in net proceeds from the sale and issuance of common stock related to our public offering, $7.4 million in net proceeds from the sale and issuance of common stock related to our at-the-market offering program and $0.7 million in proceeds from the issuance of common stock upon the exercise of stock options and from employee stock plan purchases.

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

There have been no other material changes to the contractual obligations during the three months ended June 30, 2021, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

During 2020 and the six months ended June 30, 2021, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Please refer to Note 2 to our unaudited condensed consolidated financial statements appearing under Part I, Item 1 for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2021, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the following risk factors, in addition to the other information contained in this report on Form 10-Q, including our financial statements and related notes and the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this report could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and our growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. The risks relating to our business set forth in our Annual Report on Form 10-K, filed with the SEC, are set forth below and are unchanged substantively as of June 30, 2021, except for those risks designated by an asterisk (*).

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

Risk Factors

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*

Since our inception, we have incurred significant operating losses. Our net loss was $90.1 million and $34.7 million for the year ended December 31, 2020, and the six months ended June 30, 2021, respectively. As of June 30, 2021, we had an accumulated deficit of $410.9 million. To date, we have financed our operations through sales of our capital stock and payments from the Incyte Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it may be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

•
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

Healthcare providers, customers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, as well as market, sell and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•
the federal healthcare anti-kickback statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;
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

Additionally, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the PPACA, enacted in 2010, made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. There have been executive, judicial, and Congressional challenges to certain aspects of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under PPACA have been signed into law. The Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the PPACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the PPACA. We continue to evaluate the potential impact of PPACA and its possible repeal or replacement on our business.

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

Further, there has been heightened governmental scrutiny of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. In addition, there have been and continue to be similar initiatives at the state level to reduce drug costs.

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

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021, has been formatted in Inline XBRL.

* The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Calithera Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

** Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calithera Biosciences, Inc.

Date: August 5, 2021	By:	/s/ Susan M. Molineaux
Susan M. Molineaux, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Stephanie Wong
Stephanie Wong
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)