Form 10-Q
period 2021-09-30
Calithera Biosciences, Inc.
filed 2021-11-09
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 4, 2021, the registrant had 74,926,064 shares of common stock, $0.0001 par value per share, outstanding.

Calithera Biosciences, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2021

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

Calithera Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$84,493	$107,146
Short-term investments	—	8,005
Receivables from collaborations	12	1,541
Prepaid expenses and other current assets	1,829	2,011
Total current assets	86,334	118,703
Restricted cash	270	440
Property and equipment, net	622	690
Operating lease right-of-use asset	2,745	5,754
Total assets	$89,971	$125,587
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,971	$1,994
Accrued and other liabilities	10,559	16,407
Total current liabilities	13,530	18,401
Noncurrent operating lease liability	2,022	4,815
Total liabilities	15,552	23,216
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 200,000 shares authorized as of September 30, 2021, and December 31, 2020; 74,114 and 70,686 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively	7	7
Additional paid-in capital	496,528	478,599
Accumulated deficit	(422,116)	(376,238)
Accumulated other comprehensive income	—	3
Total stockholders’ equity	74,419	102,371
Total liabilities and stockholders’ equity	$89,971	$125,587

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue:
License revenue	$6,750	$—	$9,750	$—
Total revenue	6,750	—	9,750	—
Operating expenses:
Research and development	11,556	18,157	39,715	53,938
General and administrative	6,344	4,744	16,259	14,786
Total operating expenses	17,900	22,901	55,974	68,724
Loss from operations	(11,150)	(22,901)	(46,224)	(68,724)
Interest and other income (expense), net	(22)	167	346	1,153
Net loss	$(11,172)	$(22,734)	$(45,878)	$(67,571)
Net loss per share, basic and diluted	$(0.15)	$(0.32)	$(0.62)	$(0.99)
Weighted average common shares used to compute net loss per share, basic and diluted	74,114	70,559	73,480	68,219

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(11,172)	$(22,734)	$(45,878)	$(67,571)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	—	(71)	(3)	4
Total comprehensive loss	$(11,172)	$(22,805)	$(45,881)	$(67,567)

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Three Months Ended September 30, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at June 30, 2021	74,113	$7	$493,950	$(410,944)	$—	$83,013
Exercise of stock options	1	—	1	—	—	1
Stock-based compensation expense	—	—	2,577	—	—	2,577
Net loss	—	—	—	(11,172)	—	(11,172)
Balance at September 30, 2021	74,114	$7	$496,528	$(422,116)	$—	$74,419

	Three Months Ended September 30, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at June 30, 2020	70,559	$7	$474,098	$(330,938)	$117	$143,284
Stock-based compensation expense	—	—	2,117	—	—	2,117
Net loss	—	—	—	(22,734)	—	(22,734)
Unrealized loss on available-for-sale securities	—	—	—	—	(71)	(71)
Balance at September 30, 2020	70,559	$7	$476,215	$(353,672)	$46	$122,596

See accompanying notes

.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Nine Months Ended September 30, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2020	70,686	$7	$478,599	$(376,238)	$3	$102,371
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	3,361	—	9,888	—	—	9,888
Exercise of stock options	7	—	7	—	—	7
Issuance of common stock per employee stock plan purchases	60	—	118	—	—	118
Stock-based compensation expense	—	—	7,916	—	—	7,916
Net loss	—	—	—	(45,878)	—	(45,878)
Unrealized loss on available-for-sale securities	—	—	—	—	(3)	(3)
Balance at September 30, 2021	74,114	$7	$496,528	$(422,116)	$—	$74,419

	Nine Months Ended September 30, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2019	63,514	$6	$428,479	$(286,101)	$42	$142,426
Issuance of common stock in connection with public offering, net of underwriting commissions and issuance costs	5,750	1	33,463	—	—	33,464
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	1,160	—	7,397	—	—	7,397
Exercise of stock options	33	—	314	—	—	314
Issuance of common stock per employee stock plan purchases	102	—	386	—	—	386
Stock-based compensation expense	—	—	6,176	—	—	6,176
Net loss	—	—	—	(67,571)	—	(67,571)
Unrealized gain on available-for-sale securities	—	—	—	—	4	4
Balance at September 30, 2020	70,559	$7	$476,215	$(353,672)	$46	$122,596

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows Used in Operating Activities
Net loss	$(45,878)	$(67,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	215	282
Accretion (amortization) of premiums and discounts on investments	2	(160)
Stock-based compensation	7,916	6,176
Gain on remeasurement of the lease liability	(362)	—
Non-cash lease expense	867	1,116
Changes in operating assets and liabilities:
Receivables from collaborations	1,529	16
Prepaid expenses and other current assets	182	184
Other assets	—	(64)
Accounts payable	938	524
Accrued liabilities	(5,282)	(772)
Lease liability	(855)	(1,042)
Net cash used in operating activities	(40,728)	(61,311)

Cash Flows Provided by (Used in) Investing Activities
Purchases of investments	—	(57,061)
Proceeds from sale and maturity of investments	8,000	136,981
Purchases of property and equipment	(108)	(25)
Net cash provided by investing activities	7,892	79,895

Cash Flows Provided by Financing Activities
Proceeds from issuance of common stock upon public offering, net	—	33,464
Proceeds from issuance of common stock through an at-the-market offering, net	9,888	7,397
Proceeds from stock option exercises and employee stock purchase plan purchases	125	700
Net cash provided by financing activities	10,013	41,561

Net (decrease) increase in cash, cash equivalents, and restricted cash	(22,823)	60,145
Cash, cash equivalents, and restricted cash at beginning of period	107,586	60,877
Cash, cash equivalents, and restricted cash at end of period	$84,763	$121,022

See accompanying notes.

Calithera Biosciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization

Calithera Biosciences, Inc., or the Company, was incorporated in the State of Delaware on March 9, 2010. The Company is a clinical-stage precision oncology biopharmaceutical company developing targeted therapies to redefine treatment for biomarker-specific patient populations. Driven by a commitment to rigorous science and a passion for improving the lives of people impacted by cancer and other life-threatening diseases, Calithera is advancing a pipeline of investigational, small molecule oncology compounds with a biomarker-driven approach that targets genetic vulnerabilities in cancer cells to deliver new therapies for patients suffering from aggressive hematologic and solid tumor cancers for which there are currently limited treatment options. The Company’s principal operations are based in South San Francisco, California, and it operates in one segment.

Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Calithera Biosciences UK Limited and Calithera Biosciences Ireland Limited. All significant intercompany accounts and transactions have been eliminated from the condensed consolidated financial statements.

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development activities. The Company has incurred net losses from operations since inception and has an accumulated deficit of $422.1 million as of September 30, 2021. The Company intends to raise additional capital through the issuance of additional equity, and potentially through strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plans. Management believes that the currently available resources will provide sufficient funds to enable the Company to meet its operating plan for at least the twelve-month period following the filing of the Company’s unaudited consolidated financial statements for the three and nine months ended September 30, 2021, included in the Quarterly Report on Form 10-Q. However, if the Company’s anticipated operating results are not achieved in future periods, management believes that planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of September 30, 2021, the statements of operations, comprehensive loss, and stockholders’ equity, for the three and nine months ended September 30, 2021 and 2020, and the statement of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three and nine-month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the Securities and Exchange Commission, or SEC.

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

The Company had no contract assets or liabilities as of September 30, 2021 and December 31, 2020.

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that were measured on a recurring basis (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$80,830	$—	$—	$80,830
Total financial assets	$80,830	$—	$—	$80,830

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$106,782	$—	$—	$106,782
Corporate notes and commercial paper	—	6,502	—	6,502
U.S. government agency securities	—	1,503	—	1,503
Total financial assets	$106,782	$8,005	$—	$114,787

4. Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities and restricted cash, consisted of the following (in thousands):

	September 30, 2021				December 31, 2020
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$80,830	$—	$—	$80,830	$106,782	$—	$—	$106,782
Corporate notes and commercial paper	—	—	—	—	6,501	1	—	6,502
U.S. government agency securities	—	—	—	—	1,501	2	—	1,503
	$80,830	$—	$—	$80,830	$114,784	$3	$—	$114,787
Classified as:
Cash equivalents				$80,560				$106,342
Short-term investments				—				8,005
Restricted cash				270				440
Total cash equivalents, restricted cash and investments				$80,830				$114,787

At September 30, 2021, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of September 30, 2021 and December 31, 2020, there were no unrealized losses on cash equivalents and investments. As of September 30, 2021, the Company had a total of $84.8 million in cash, cash equivalents and restricted cash, which includes approximately $4.0 million in cash and $80.8 million in cash equivalents and restricted cash.

5. Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued clinical and manufacturing expenses	$4,485	$7,910
Accrued payroll and related expenses	3,874	5,142
Current portion of lease liability	1,338	1,903
Other	862	1,452
Total accrued and other liabilities	$10,559	$16,407

6. Leases

The Company has a non-cancelable facility lease agreement, or the Lease, for office and laboratory facilities in South San Francisco, California, with a remaining lease term of 2.3 years, through January 2024, and a two-year renewal option prior to expiration. The renewal option to extend the Lease was not considered in the determination of the right-of-use asset or the lease liability for the Lease as the Company did not consider it reasonably certain that it would exercise any such option. The Lease provides that the Company is obligated to pay certain variable costs, including taxes and operating expenses. The Lease is classified as an operating lease. In addition, the Company had a non-cancelable sublease agreement for a portion of its facilities through February 2020. The sublease agreement provided that the subtenant was obligated to pay its share of the variable costs under the Lease. Through March 7, 2021 the Company measured the present value of its lease liability using an estimated incremental borrowing rate of 9%.

On March 8, 2021, the Company amended its lease to reduce its rentable area from approximately 54,000 square feet to approximately 34,000 square feet. The related reduction in rent was effective January 1, 2021. In connection with the amendment, the Company also reduced its existing letter of credit from $440,000 to $270,000 as a security deposit to the lease. Subsequent to the amendment, which was determined to be a modification of the lease, the Company remeasured the present value of its lease liability using an estimated incremental borrowing rate of 7.5%. The Company recognized a gain of $0.4 million, which is included in interest and other income (expense), net in its unaudited condensed consolidated statement of operations for the nine months ended September 30, 2021, which represents the difference between the reduced lease liability and the reduction in the operating lease right of use asset.

The components of net operating lease costs included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Lease Costs:	2021	2020	2021	2020
Straight-line rent expense related to facility operating lease	$326	$544	$1,136	$1,633
Variable rent expense related to facility operating lease	260	381	753	1,128
Sublease income	—	—	—	(187)
Variable sublease income	—	—	—	(93)
Net operating lease costs	$586	$925	$1,889	$2,481

Cash paid for amounts included in the measurement of the lease liabilities for both the three months ended September 30, 2021 and 2020, was $0.4 million and was included in net cash used in operating activities in the Company’s unaudited condensed consolidated statements of cash flows. Cash paid for amounts included in the measurement of the lease liabilities for the nine months ended September 30, 2021 and 2020, was $1.1 million and $1.6 million, respectively, and was included in net cash used in operating activities in the Company’s unaudited condensed consolidated statements of cash flows.

The balance sheet classification of the Company’s operating lease liability was as follows (in thousands):

Operating Lease Liability:	September 30, 2021	December 31, 2020
Current portion included in accrued and other liabilities	$1,338	$1,903
Noncurrent operating lease liability	2,022	4,815
Total operating lease liability	$3,360	$6,718

The maturities of the Company’s lease liability as of September 30, 2021, was as follows (in thousands):

Year ending December 31:
2021 (excluding the nine months ended September 30, 2021)	$379
2022	1,546
2023	1,593
2024	136
Total lease payments	3,654
Less: interest	(294)
Present value of lease liability	$3,360

7. Stockholders’ Equity

At-the-Market Offering

In August 2020, the Company entered into a sales agreement with Jefferies as sales agent and underwriter, pursuant to which the Company could issue and sell shares of its common stock with an aggregate maximum offering price of $75.0 million under an at-the-market offering program, or the ATM program. The Company will pay Jefferies up to 3% of gross proceeds for any common stock sold through the sales agreement. During the nine months ended September 30, 2021, the Company sold 3,361,202 shares under the ATM program at an average price per share of $3.02, for net proceeds of $9.9 million. As of September 30, 2021, a total of 3,361,202 shares had been sold under the ATM program.

8. Stock-Based Compensation

Stock Options

A summary of stock option activity was as follows (in thousands, except weighted-average exercise price and contractual term amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2020	8,637	$6.91
Options granted	2,007	$2.90
Options exercised	(7)	$0.96
Options cancelled	(1,982)	$6.22
Outstanding — September 30, 2021	8,655	$6.14	6.74	$25
Exercisable — September 30, 2021	5,342	$7.16	5.52	$24

Stock Awards

During the nine months ended September 30, 2021, the Company issued 558,406 restricted stock units, or RSUs, to its employees. The RSUs vest 25% annually over 4 years commencing on the date of grant. The RSUs are measured at grant date fair value, at the market price of the Company’s common stock on the grant date. The Company records stock-based compensation expense related to the RSUs ratably over the employee respective requisite service period.

On January 20, 2021, the Company granted 1,607,812 performance-based restricted stock units, or PSUs, to employees. The PSUs vest 20% on January 3, 2022 and 80% upon the achievement of two goals that are expected to be achieved by January 3, 2022. The PSUs were measured at grant date fair value, using the market price of the Company’s common stock on the grant date of $2.98. The Company estimates that all vesting conditions are probable of being achieved and has elected to recognize compensation expense for the PSUs as one aggregate award using the straight-line method over the estimated implicit service period from the grant date to January 3, 2022. The Company will monitor the probability of achievement of the goals each reporting period and adjust its estimates accordingly. During the three and nine months ended September 30, 2021, the Company recorded $1.0 million and $2.9 million of expense, respectively, related to the PSUs.

A summary of restricted stock unit activity was as follows (in thousands, except weighted-average grant-date fair value and contractual term amounts):

	Stock Awards (PSUs and RSUs)
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2020	—	$—
PSUs and RSUs — Awarded	2,166	$2.96
PSUs and RSUs — Cancelled	(339)	$2.98
Outstanding — September 30, 2021	1,827	$2.96	1.02	$3,982

Total stock-based compensation expense related to the Company’s 2010 Equity Incentive Plan, 2014 Equity Incentive Plan, 2018 Inducement Plan, and the 2014 Employee Stock Purchase Plan was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,459	$1,070	$4,327	$3,232
General and administrative	1,118	1,047	3,589	2,944
Total stock-based compensation	$2,577	$2,117	$7,916	$6,176

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

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be anti-dilutive were as follows (in thousands):

	September 30,
	2021	2020
Options to purchase common stock	8,655	8,659
Employee stock plan purchases	59	73
Restricted stock units subject to future vesting	1,827	—
Total	10,541	8,732

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

Under the Incyte Collaboration Agreement, the Company received an upfront payment of $45.0 million in February 2017. In March 2017, the Company achieved a development milestone of $12.0 million, for which the Company received payment in May of 2017. In April 2020, the Company filed a complaint against Incyte in the Superior Court of California, San Francisco County, asserting claims for breach of contract arising out of Incyte’s failure to pay two milestone payments totaling $18.0 million the Company believed were due under the Incyte Collaboration Agreement. In September 2021, the Company entered into a Settlement Agreement and Release with Incyte. Concurrently, the parties also filed a dismissal of the complaint in the Superior Court of California. Under the terms of the Settlement Agreement and Release, which resolves all claims in the complaint without any admission of liability or fault, Incyte was to pay the Company a negotiated settlement amount of $6.75 million and the parties have exchanged mutual releases. In September 2021, the Company received and recognized the $6.75 million as milestone revenues. Total remaining potential development, regulatory and commercialization milestones as of September 30, 2021 were $720.0 million.

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

Net costs associated with co-development activities performed under the agreement are included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations, with any reimbursement of costs by Incyte reflected as a reduction of such expenses. For the three months ended September 30, 2021 and 2020, net costs payable to Incyte were approximately $2,000 and $0.3 million, respectively. For the nine months ended September 30, 2021 and 2020, net costs payable to Incyte were $16,000 and $0.3 million, respectively. As of September 30, 2021, net amounts payable to Incyte were $0.4 million.

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

The Antengene License Agreement is considered to be under the scope of ASC 606. In accordance with ASC 606, the Company determined the transaction price to be the $3.0 million upfront payment. The performance obligations consist of the intellectual property license, inventory, and manufacturing technical support services. The transaction price was allocated to the performance obligations on a relative selling price basis, with the value of the manufacturing technical support services considered to be de minimis. The Company determined that it had satisfied the intellectual property license and inventory performance obligations in the second quarter of 2021 and accordingly recognized license revenue of $3.0 million during the three months ended June 30, 2021. No revenue was recognized during the three months ended September 30, 2021 related to the Antengene License Agreement.

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division, or Symbioscience, under which the Company has been granted the exclusive, worldwide license to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare, or the Symbioscience License Agreement. There were no expenses related to its licensing arrangement with Mars Symbioscience recorded in the three and nine months ended September 30, 2021.

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

11. Cystic Fibrosis Foundation Development Award

In October 2020, the Company was awarded $2.4 million from the Cystic Fibrosis Foundation, or CFF, to support the clinical development of CB-280 in cystic fibrosis. The award will be paid in installments upon the achievement of certain milestones. The Company recognizes the CFF milestones awards as a reduction to research and development expenses in the accompanying unaudited consolidated statements of operations in the period the milestone is achieved and expenses have been incurred. For the three and nine months ended September 30, 2021, no amounts from the CFF were recognized as a reduction of research and development expenses.

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

12. Reduction in Workforce

On January 4, 2021, the Company announced a plan to reduce its workforce by approximately 35% to extend its cash runway and ensure long-term sustainability. During the three-month period ended September 30, 2021, the Company recognized ($25,000) and $0 of severance-related charges to research and development and general and administrative expenses, respectively, which is included in operating expenses in the unaudited condensed consolidated statements of operations. During the nine-month period ended September 30, 2021, the Company recognized $1.0 million and $0.2 million of severance-related charges to research and development and general and administrative expenses, respectively, which is included in operating expenses in the unaudited condensed consolidated statements of operations. As of September 30, 2021, the Company had recognized substantially all expenses related to the workforce reduction.

A summary of activity in the accrued liability associated with the Company’s reduction in workforce for the nine months ended September 30, 2021 was as follows (in thousands):

Severance Costs Related to Reduction in Workforce
Accrued balance as of January 1, 2021	$—
Charges	1,156
Cash payments	(1,143)
Accrued balance as of September 30, 2021	$13

13. Subsequent Event

Takeda Asset Purchase Agreement

On October 18, 2021, the Company entered into an Asset Purchase Agreement, or the APA, with Millennium Pharmaceuticals, Inc. or Millennium, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda, pursuant to which the Company acquired and licensed from Millennium certain technology, intellectual property and other assets related to Takeda’s small molecule programs sapanisertib (CB-228, formerly known as TAK-228) and mivavotinib (CB-659, formerly known as TAK-659), or the Takeda Programs.

Under the APA, Millennium assigned or caused to be assigned to the Company certain patents and know-how solely related to the Takeda Programs and necessary for the exploitation of products containing the CB-228 and CB-659 compounds, as well as specified regulatory materials, agreements, materials and inventory related to the Takeda Programs. Takeda also granted to the Company a license under certain other intellectual property necessary for the exploitation of such products. The Company granted to Millennium a license under the intellectual property assigned by Takeda to the Company (including intellectual property controlled by the Company via the assigned contracts) in order for Millennium to perform its obligations under the APA, ancillary agreements executed in connection with the APA and other retained agreements and for Millennium’s internal research use.

The Company must use commercially reasonable efforts to develop and commercialize at least one CB-228 product and one CB-659 product in each of the United States, Japan and certain European countries.

Pursuant to the APA, in October 2021, the Company paid Millennium an upfront payment of $10.0 million in cash and issued to Millennium 1,000,000 shares of its Series A Convertible Preferred Stock as referenced below. The Company will make tiered earn-out payments of high single-digits to low teens on net sales of CB-228 products and CB-659 products, subject to certain customary reductions. Millennium will be eligible to receive up to an aggregate of $470.0 million in clinical development, regulatory and sales milestone payments across both Takeda Programs.

The term of the APA will continue until the expiration of the Company's obligations to make earn-out payments, unless earlier terminated. Either party may terminate the APA in the event of an uncured material breach of the other party or in the case of insolvency of the other party.

Preferred Stock Purchase Agreement

On October 18, 2021, in accordance with the APA, the Company entered into a Preferred Stock Purchase Agreement, or the Purchase Agreement, with Millennium, pursuant to which it agreed to issue to Millennium 1,000,000 shares of its Series A Convertible Preferred Stock, or the Series A Preferred Stock. Each share of Series A Preferred Stock is initially convertible at the option of the holder into approximately 17.2 shares of Common Stock, based on the Company’s $2.04 per share closing stock price from October 15, 2021. The conversion rate of the Series A Convertible Preferred Stock is subject to anti-dilution adjustments that if triggered would result in the issuance of additional shares of Common Stock upon conversion. The Series A Preferred Stock will have preference over the Common Stock with respect to distribution of assets or available proceeds, as applicable, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or any other deemed liquidation event, and will be entitled to a liquidation preference equal to the greater of the original issuance price of the Series A Preferred Stock and the payment such holder would have received had the Series A Preferred Stock been converted into shares of Common Stock immediately prior to such liquidation event. If the Company is unable to obtain stockholder approval in accordance with the rules of The Nasdaq Stock Market LLC for the conversion of all of the shares of Series A Preferred Stock to Common Stock, and as a result Millennium is unable to convert any portion of the Series A Preferred Stock to Common Stock by the three year anniversary date of the issuance of the Series A Preferred Stock (as a result of certain beneficial ownership limitations), then the Company and Millennium will negotiate in good faith the timing and amount per share to be paid to compensate Millennium for such inability to convert. If the Company is able to obtain stockholder approval in accordance with the rules of The Nasdaq Stock Market LLC for the conversion of all of the shares of Series A Preferred Stock to Common Stock but Millennium is unable to convert as a result of the Accounting Cap (defined as 19.99% of the outstanding Common Stock of the Company on any date) any portion of the Series A Preferred Stock to Common Stock by the five year anniversary of the issue date, then on each yearly anniversary thereafter, any shares of Series A Preferred Stock that remain outstanding shall automatically be converted into Common Stock at the applicable conversion ratio, in each case subject to the Accounting Cap, until such point in time as all shares of Series A Preferred Stock have been converted.

The Company intends to seek stockholder approval at its next regular stockholder meeting for the issuance of the shares of Common Stock above 20% in accordance with the rules of The Nasdaq Stock Market LLC, including additional shares that may become issuable as a result of any price-based anti-dilution adjustments. The Series A Preferred Stock is also subject to certain preferences, rights and limitations.

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

Overview

We are a fully-integrated, clinical stage precision oncology biopharmaceutical company developing targeted therapies to redefine treatment for biomarker-specific patient populations. Driven by a commitment to rigorous science and a passion for improving the lives of people impacted by cancer and other life-threatening diseases, we are advancing a robust pipeline of investigational, small molecule oncology compounds with a biomarker-driven approach that targets genetic vulnerabilities in cancer cells to deliver new therapies for patients suffering from aggressive hematologic and solid tumor cancers for which there are currently limited treatment options. While we are primarily focused on oncology, we are opportunistically developing therapeutics outside of oncology where we can leverage our existing expertise in immune cell metabolism to treat diseases with unmet needs, as is the case in cystic fibrosis.

In November 2021, we announced the discontinuation of the phase 2 telaglenastat KEAPSAKE clinical trial in patients with non-squamous NSCLC with genetic mutations in KEAP1/NRF2 based on a lack of clinical benefit observed in patients treated with telaglenastat in an interim analysis. The phase 2 randomized, placebo-controlled, double-blind KEAPSAKE study was designed to evaluate the safety and anti-tumor activity of telaglenastat plus standard-of-care chemoimmunotherapy as front-line therapy among patients with stage IV non-squamous non-small cell lung cancer (NSCLC) whose tumors have a KEAP1 or NRF2 mutation. At the time of unblinding on October 27, 2021, there were 40 patients randomized. The available efficacy data at unblinding, including investigator-assessed progression-free survival (PFS), did not demonstrate clinical benefit, and analysis of the data led to the conclusion that there was a very low probability for the study to achieve a positive result. No difference in safety profile was seen between the two arms.

In October 2021, we entered into an Asset Purchase Agreement, or the APA, with Millennium Pharmaceuticals, Inc., or Millennium, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda, to acquire two clinical-stage compounds, both of which have demonstrated single-agent clinical activity with the greatest potential in biomarker-defined cancer patient populations. The compounds, sapanisertib (CB-228, formerly TAK-228) and mivavotinib (CB-659, formerly TAK-659), significantly strengthen our precision oncology pipeline. This was a transformative transaction that aligns with Calithera’s focus and deep expertise in targeted, small-molecule cancer therapies. Our near-term clinical development plans include leveraging our clinical and biomarker expertise in the KEAP1/NRF2 pathway by developing our mTORC1/2 inhibitor sapanisertib in squamous non-small cell lung cancer, and advancing the development of our SYK inhibitor mivavotinib in specific biomarker-defined populations of diffuse large B-cell lymphoma, or DLBCL. By focusing on well-characterized genetic vulnerabilities with molecules that have already shown single-agent activity, we will be able to generate phase 2 data with targeted, efficient study designs over the next 12 to 18 months.

Sapanisertib is a dual TORC 1/2 inhibitor that targets a key survival mechanism in KEAP1/NRF2-mutated tumor cells. These mutations are found in a considerable sub-population of patients across multiple solid tumor types. In squamous non-small cell lung cancer, NRF2 mutations occur in approximately 15% of patients, and KEAP mutations occur in approximately 12% of patients. Sapanisertib has demonstrated promising single-agent activity in patients with relapsed/refractory NRF2-mutated squamous non-small cell lung cancer and exhibits differential anti-tumor activity compared to rapalog inhibitors of TORC1 in NRF2-mutant squamous NSCLC xenograft models. Sapanisertib has a well-characterized clinical safety profile and was well tolerated in relapsed/refractory NSCLC patients. Of the greater than 235,000 people diagnosed with NSCLC in the US each year, approximately 25-30% of those are squamous NSCLC. Actionable mutations are only found in 1-5% of squamous NSCLC patients, leaving few options after PD-1 inhibitors and chemotherapy. The standard-of-care chemotherapy options in relapsed/refractory squamous NSCLC have a median PFS of 3-4.5 months. Because NRF2/KEAP1 mutations confer a poorer prognosis for NSCLC patients, sapanisertib has the potential to address a substantial underserved patient population. A Phase 2 study planned to begin in the first quarter of 2022 will strengthen the existing data on sapanisertib as a monotherapy in patients with squamous NSCLC harboring a NRF2 mutation and further evaluate its monotherapy in KEAP1 mutated and NRF2/KEAP1 wild-type squamous NSCLC. Data generated over the next 12 to 18 months from this study could position the company to initiate a registrational study in squamous NSCLC. Additional development plans may include exploring the potential of sapanisertib in KEAP1/NRF2 mutant tumor types beyond NSCLC.

Sapanisertib has been granted composition of matter patent protection that would extend through 2036 in the U.S. and through 2034 in the E.U., assuming a full 5-year patent term extension.

Mivavotinib is a SYK inhibitor that targets the constitutively activated BCR pathway in many non-Hodgkin’s lymphoma (NHL) cases, including those harboring CD79 mutations, and also targets the inflammatory signaling pathway that is constitutively active in MyD88-mutated NHL. In completed Phase 1/2 clinical trials mivavotinib showed promising single-agent responses with deep and durable single agent activity in unselected 3L+ DLBCL and other NHLs. Mivavotinib demonstrated higher ORR/DOR than other SYK inhibitors in DLBCL clinical trials. The overall safety profile of mivavotinib appears favorable for further development as a single agent and in combination with standard of care therapies. In addition, recent preclinical studies have shown enhanced SYK activity and sensitivity to SYK inhibition in DLBCL and other NHLs harboring mutations in MyD88 and/or CD79, which comprise a distinct genetic subset of DLBCL known to have poor outcomes with standard-of-care therapy.

DLBCL represents the most common subtype of NHL, and represents approximately 30% of all NHL cases. Thirty-thousand people are diagnosed in the US each year with an approximately 60% 5-year survival rate. MyD88 mutations occur in approximately 30%, and CD79 mutations occur in 10-15%, of all DLBCL cases.

We plan to initiate a Phase 2 study of mivavotinib in the first quarter of 2022 for the treatment of patients with DLBCL with and without mutations in MyD88 and CD79. Data generated over the next 12 to 18 months from this study would position the company to initiate a study with registrational intent in biomarker-specific populations in DLBCL. Beyond DLBCL, both preclinical and clinical data support expansion across additional NHL subtypes and other hematologic malignancies as part of long-term plans. Additional development plans may include generating data in Waldenstrom macroglobulinemia and other NHL with MyD88/CD79 mutations, and exploring combinations with standard of care agents such as ibrutinib, venetoclax, and anti-CD20 in NHL.

Mivavotinib has been granted composition of matter patent protection through 2036 in the U.S. and through 2035 in the E.U., assuming a full 5-year patent term extension.

Pursuant to the APA, in October 2021, we paid Millennium an upfront payment of $10.0 million in cash and issued to Millennium 1,000,000 shares of its Series A Convertible Preferred Stock at a valuation of $2.04 per equivalent one share of Common Stock, for an aggregate deemed issue price of $35.0 million. We will make tiered earn-out payments of high single-digits to low teens on net sales of CB-228 products and CB-659 products, subject to certain customary reductions. Millennium will be eligible to receive up to an aggregate of $470.0 million in clinical development, regulatory and sales milestone payments across both programs.

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

In November 2021, we presented interim data from the Phase 1b trial at the North American Cystic Fibrosis Conference. Data were presented on the first 24 subjects (18 treated with CB-280, six with placebo) participating in the ongoing, Phase 1b dose-escalation trial in adults with CF. Key eligibility criteria for patients included chronic lung infection and current treatment with a stable CF medication regimen including cystic fibrosis transmembrane conductance regulator (CFTR) modulators. Each dose cohort consisted of eight subjects randomized 3:1 to CB-280 or placebo dosed twice daily for 14 days. At the completion of each dose cohort, unblinded data were reviewed by an Independent Data Safety Monitoring Committee (IDMC) convened by the Cystic Fibrosis Foundation (CFF).

Data were presented for 50mg BID, 100mg BID and 200mg BID dose levels. The study enrolled subjects with a broad spectrum of CFTR genotypes, including nonsense mutations. Notably, 91% of subjects were already on CFTR modulator therapy with Trikafta® (elexacaftor/tezacaftor/ivacaftor) or Kalydeco®(ivacaftor). CB-280 had a well-tolerated safety profile across all three dose levels, and all 18 subjects receiving CB-280 completed treatment without treatment interruptions or premature discontinuations. CB-280 demonstrated linear pharmacokinetics with plasma exposure increasing proportionally with dose. Complete and continuous target inhibition in plasma was achieved at the 100 mg dose and above. CB-280 also demonstrated robust pharmacodynamic effects, with rapid and significant dose-proportional increases in plasma arginine, the key driver of NO production. Increased airway NO production was reflected by a trend showing an increase in fractional exhaled nitric oxide (FeNO) in subjects treated with CB-280. Sweat chloride, a marker of CFTR function, showed a trend towards decreasing in CB-280 treated subjects, in line with previously reported preclinical data showing that arginase inhibition enhances CFTR function in human bronchial epithelial cells. Together, these biomarker trends further substantiate the proposed mechanism of action as a rational approach to treating CF. Changes in forced expiratory volume in one second (FEV1) were assessed as a safety endpoint. A pooled analysis of treatment vs. placebo showed a positive trend in FEV1 compared to placebo. Dose escalation is ongoing, with Cohort 4 (300mg BID) and on track to complete enrollment by the end of the year, with the option for an additional dose cohort to enroll in 2022 if warranted.

An additional arginase inhibitor, INCB001158, was discovered by Calithera and is being developed by Incyte Corporation, or Incyte, for oncology and hematology indications, and is currently being evaluated in Phase 1/2 trials as a monotherapy and in combination with other anti-cancer agents. In January 2017, we entered into a collaboration and license agreement, or the Incyte Collaboration Agreement, with Incyte. Under the terms of the Incyte Collaboration Agreement, we granted Incyte an exclusive, worldwide license to co-develop and co-commercialize our small molecule arginase inhibitors for hematology and oncology indications. In April 2020, we filed a complaint against Incyte in the Superior Court of California, San Francisco County, asserting claims for breach of contract arising out of Incyte’s failure to pay two milestone payments totaling $18.0 million we believed were due under the Incyte Collaboration Agreement. In September 2021, we entered into a Settlement Agreement and Release with Incyte. Concurrently, the parties also filed a dismissal of the complaint in the Superior Court of California. Under the terms of the Settlement Agreement and Release, which resolves all claims in the complaint without any admission of liability or fault, Incyte was to pay the Company a negotiated settlement amount of $6.75 million and the parties have exchanged mutual releases. In September 2021, we received and recognized the $6.75 million as milestone revenues. Effective September 30, 2020, we opted out of our co-development obligations as permitted under the terms of the Incyte Collaboration Agreement. As a result of our decision to opt out, Incyte will pay all costs to develop INCB001158 or any other licensed products. Incyte will pay us tiered royalties ranging from the low double digits to mid-teens on net sales of licensed products and total remaining potential development, regulatory and commercialization milestones of $720.0 million.

Another area of research interest has been immune-modulatory enzymes. We have developed CB-708, a highly potent, selective, orally-bioavailable small molecule inhibitor of CD73. Preclinical data were presented at the 2019 American Association for Cancer Research annual meeting and the 2019 Society for Immunotherapy of Cancer meeting demonstrating that CB-708 has immune-mediated, single agent activity in syngeneic mouse tumor models. In pre-clinical studies CB-708 was well tolerated and shows enhanced anti-tumor activity when combined with either an anti-PD-L1 immunotherapy or with chemotherapeutic agents, such as oxaliplatin or doxorubicin. In May 2021, we entered into a license agreement with Antengene Investment Limited, or Antengene, a wholly-owned subsidiary of Antengene Corporation, where we granted Antengene an exclusive, worldwide license to develop and commercialize CB-708. Under the terms of the license agreement, we received an upfront payment of $3.0 million in May 2021 and may receive potential development, regulatory and sales milestone of up to $252.0 million. Additionally, we are eligible to receive tiered royalties on sales of licensed product up to low double-digits.

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

In June 2021, we became a member of the Broad Institute’s Cancer Dependency Map (DepMap) Consortium. The goal of the DepMap initiative at the Broad Institute of MIT and Harvard is to discover new targets and biomarkers for precision cancer medicines. Membership in the Consortium is an opportunity for us to generate novel data for discovery programs and forge deeper collaborations with Broad’s data and computational scientists in order to enable translational decisions for our programs. We plan to utilize this partnership with the Broad to continue to explore biomarkers for our clinical programs, as well as identify biomarker-defined subpopulations of cancer patients for undisclosed pipeline programs.

In addition, Calithera continues to leverage its discovery engine to build a robust preclinical pipeline of undisclosed synthetic lethality targets with a focus on paralog genes. These will be announced as we advance preclinical development.

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

The following table shows our research and development expenses for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Development candidate:
Telaglenastat (CB-839)	$6,752	$13,325	$27,509	$39,475
INCB001158	—	1,253	—	4,073
CB-280	1,989	1,965	5,536	5,008
Total development	8,741	16,543	33,045	48,556
Preclinical and research:
Preclinical and research	2,815	1,614	6,670	5,382
Total	$11,556	$18,157	$39,715	$53,938

We expect our research and development expenses will increase during the next few years as we advance our product candidates into and through clinical trials, and pursue regulatory approval of our product candidates. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for our product candidates. The probability of success of our product candidates may be affected by numerous factors, including clinical data, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, audit and accounting services, insurance, investor relations and other expenses associated with being a public company. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation expense and other supplies. We have incurred and expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC and other governing bodies and, potentially, the costs related to increases in our administrative functions to support the growth of our business as we advance our product candidates.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months
	Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Revenue:
License revenue	$6,750	$—	$6,750	N/A
Total revenue	6,750	—	6,750	N/A
Operating expenses:
Research and development	11,556	18,157	(6,601)	-36%
General and administrative	6,344	4,744	1,600	34%
Total operating expenses	17,900	22,901	(5,001)	-22%
Loss from operations	(11,150)	(22,901)	11,751	-51%
Interest and other income (expense), net	(22)	167	(189)	-113%
Net loss	$(11,172)	$(22,734)	$11,562	-51%

License Revenue. License revenue increased from $0 for the three months ended September 30, 2020 to $6.8 million for the three months ended September 30, 2021, and represents the milestone payment received in September 2021 under our Incyte Collaboration Agreement.

Research and Development. Research and development expenses decreased $6.6 million, or 36%, from $18.2 million for the three months ended September 30, 2020 to $11.6 million for the three months ended September 30, 2021. The decrease of $6.6 million was due to a $6.6 million decrease in the telaglenastat program and a $1.2 million decrease in the INCB001158 program, partially offset by a $1.2 million increase in our early stage research.

General and Administrative. General and administrative expenses increased $1.6 million, or 34%, from $4.7 million for the three months ended September 30, 2020, to $6.3 million for the three months ended September 30, 2021. The increase was primarily due to an increase in legal expenses related to our Settlement Agreement and Release with Incyte and our Asset Purchase Agreement with Takeda.

Interest and Other Income (expense), net. Interest and other income (expense), net decreased $0.2 million, or 113%, from $0.2 million for the three months ended September 30, 2020 to ($22,000) for the three months ended September 30, 2021. The decrease of $0.2 million was primarily due to lower interest income generated from lower returns and lower balances on our investments.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months
	Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Revenue:
License revenue	$9,750	$—	$9,750	N/A
Total revenue	9,750	—	9,750	N/A
Operating expenses:
Research and development	39,715	53,938	(14,223)	-26%
General and administrative	16,259	14,786	1,473	10%
Total operating expenses	55,974	68,724	(12,750)	-19%
Loss from operations	(46,224)	(68,724)	22,500	-33%
Interest and other income (expense), net	346	1,153	(807)	-70%
Net loss	$(45,878)	$(67,571)	$21,693	-32%

License Revenue. License revenue increased from $0 for the nine months ended September 30, 2020 to $9.8 million for the nine months ended September 30, 2021 and represents the $6.75 million milestone payment received in September 2021 under our Incyte Collaboration Agreement and the recognition of the $3.0 million upfront payment received in May 2021 from the Antengene License Agreement.

Research and Development. Research and development expenses decreased $14.2 million, or 26%, from $53.9 million for the nine months ended September 30, 2020 to $39.7 million for the nine months ended September 30, 2021. The decrease of $14.2 million was due to an $11.9 million decrease in the telaglenastat program and a $4.1 million decrease in the INCB001158 program, partially offset by a $1.3 million increase in our early stage research and a $0.5 million increase in the CB-280 program.

General and Administrative. General and administrative expenses increased $1.5 million, or 10%, from $14.8 million for the nine months ended September 30, 2020, to $16.3 million for the nine months ended September 30, 2021. The increase was due to a $1.0 million increase in professional services, primarily in legal expenses related to our Settlement Agreement and Release with Incyte and our Asset Purchase Agreement with Takeda, and a $1.5 million increase in personnel-related costs, primarily from increases in stock-based compensation expense, severance, and higher directors and officers liability insurance, partially offset by a $0.8 million decrease in rent expense related to the amendment of our facility lease in March 2021.

Interest and Other Income (expense), net. Interest and other income (expense), net decreased $0.8 million, or 70%, from $1.1 million for the nine months ended September 30, 2020 to $0.3 million for the nine months ended September 30, 2021. The decrease of $0.8 million was primarily due to $1.1 million in lower interest income generated from lower returns and lower balances on our investments, partially offset by a $0.4 million gain related to the remeasurement of our lease liability.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents totaling $84.5 million. Our operations have been financed by net proceeds from the sale of shares of our capital stock and payments from the Company's collaboration and licensing agreements.

On October 18, 2021, we entered into an Asset Purchase Agreement with Millennium. In accordance with the APA, we entered into a Preferred Stock Purchase Agreement pursuant to which we agreed to issue to Millennium 1,000,000 shares of our Series A Convertible Preferred Stock, or the Series A Preferred Stock. The Series A Convertible Preferred Stock is initially convertible at the option of the holder into approximately 17.2 shares of Common Stock, based on our $2.04 per share closing stock price from October 15, 2021. The conversion rate of the Series A Preferred Stock is subject to anti-dilution adjustments that if triggered would result in the issuance of additional shares of Common Stock upon conversion. We intend to seek stockholder approval at our next regular stockholder meeting for the issuance of the shares of Common Stock above 20% in accordance with the rules of The Nasdaq Stock Market LLC, including additional shares that may become issuable as a result of any price-based anti-dilution adjustments. The Series A Preferred Stock has the preferences, rights and limitations set forth in the Certificate of Designations, as filed with the Secretary of State of the State of Delaware. If we are unable to obtain stockholder approval in accordance with the rules of The Nasdaq Stock Market LLC for the conversion of all of the shares of Series A Preferred Stock to Common Stock, and as a result Millennium is unable to convert any portion of the Series A Preferred Stock to Common Stock, then we and Millennium will negotiate in good faith the timing and amount per share to be paid to compensate Millennium for such inability to convert. If we are able to obtain stockholder approval in accordance with the rules of The Nasdaq Stock Market LLC for the conversion of all of the shares of Series A Preferred Stock to Common Stock but Millennium is unable to convert as a result of the Accounting Cap (defined as 19.99% of the outstanding

Common Stock of the Company on any date) any portion of the Series A Preferred Stock to Common Stock by the five year anniversary of the issue date, then on each yearly anniversary thereafter, any shares of Series A Preferred Stock that remain outstanding shall automatically be converted into Common Stock at the applicable conversion ratio, in each case subject to the Accounting Cap, until such point in time as all shares of Series A Preferred Stock have been converted.

In August 2020, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our common stock. As of September 30, 2021, $239.9 million of our common stock remained available for sale, of which $64.9 million may be issued and sold pursuant to an at-the-market offering program, or ATM program, for sales of our common stock under a sales agreement with Jefferies LLC, subject to certain conditions as specified in the sales agreement.

For the nine months ended September 30, 2021, we sold 3,361,202 shares of our common stock under our ATM program at an average price per share of $3.02, for gross proceeds of $10.1 million, resulting in net proceeds of $9.9 million after deducting commissions and offering expenses.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash and cash equivalents as of September 30, 2021 will be sufficient for us to meet our current operating plan for at least the twelve-month period following the filing of our September 30, 2021 Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially based on a number of factors including the extent and magnitude of the impact from the COVID-19 pandemic, in particular the challenges associated with opening new and enrolling existing clinical studies. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months
	Ended September 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(40,728)	$(61,311)
Cash provided by investing activities	$7,892	$79,895
Cash provided by financing activities	$10,013	$41,561

Cash used in operating activities was $40.7 million for the nine months ended September 30, 2021, compared to $61.3 million for the nine months ended September 30, 2020. The decrease of $20.6 million in cash used in operating activities mainly related to decreased research and development costs, primarily in our telaglenastat program.

Cash provided by investing activities was $7.9 million and $79.9 million for the nine months ended September 30, 2021 and 2020, respectively, and was related to proceeds from the sale and maturity of investments of $8 million and $137 million, respectively, partially offset by purchases of investments of $57.1 million in the nine month period ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, the Company also purchased $0.1 million and $25,000 in property and equipment, respectively.

Cash provided by financing activities was $10.0 million and $41.6 million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, we received $9.9 million in net proceeds from the sale and issuance of common stock related to our at-the-market offering program and $0.1 million in proceeds from the issuance of common stock upon the exercise of stock options and employee stock purchase plan purchases. For the nine months ended September 30, 2020, we received $33.5 million in net proceeds from the sale and issuance of common stock related to our public offering, $7.4 million in net proceeds from the sale and issuance of common stock related to our at-the-market offering program and $0.7 million in proceeds from the issuance of common stock upon the exercise of stock options and from employee stock plan purchases.

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

There have been no other material changes to the contractual obligations during the three months ended September 30, 2021, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

During 2020 and the nine months ended September 30, 2021, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Please refer to Note 2 to our unaudited condensed consolidated financial statements appearing under Part I, Item 1 for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2021, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the following risk factors, in addition to the other information contained in the reports we file with the Securities and Exchange Commission, or the SEC. The occurrence of any of the events or developments described in the following risk factors could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and our growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Current Report on Form 10-Q. The risks relating to our business set forth in our Annual Report on Form 10-K, filed with the SEC, are set forth below and are unchanged substantively as of the date of this filing, except for those risks designated by an asterisk (*).

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
•
We may not realize the anticipated benefits from our acquisition of the Takeda assets.
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
•
The holders of our Series A preferred stock have liquidation and other rights that are senior to the rights of the holders of shares of our common stock.
•
We may be required to issue a significant number of additional shares of common stock for no additional consideration to the holders of our Series A preferred stock pursuant to certain price-based anti-dilution provisions.
•
We cannot take certain actions without the consent of a majority of the holders of the Series A preferred stock.
•
We may be required to make significant cash payments to the holders of Series A preferred stock if we do not receive requisite stockholder approval to allow the conversion of the Series A preferred stock to common stock.
•
We have granted Millennium registration rights with respect to the shares of common stock into which our Series A preferred stock is convertible. If these additional shares are sold, or it is perceived that they will be sold, the market price of our common stock could decline.
•
The trading price of our common stock is likely to be volatile, and purchasers of our common stock could incur substantial losses.
•
Concentration of ownership of our capital stock may prevent new investors from influencing significant corporate decisions.
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

Risk Factors

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*

Since our inception, we have incurred significant operating losses. Our net loss was $90.1 million and $45.9 million for the year ended December 31, 2020, and the nine months ended September 30, 2021, respectively. As of September 30, 2021, we had an accumulated deficit of $422.1 million. To date, we have financed our operations through sales of our capital stock and payments from the Incyte Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it may be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
advance further into clinical trials for our existing clinical product candidates, sapanisertib, mivavotinib and CB-280;
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
•
become obligated to make milestone payments pursuant to the APA;
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

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.*

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, potentially prepare for commercial launch of, and seek marketing approval for our product candidates, specifically sapanisertib, mivavotinib, and CB-280, and as we become obligated to make milestone payments pursuant to our outstanding license and asset purchase agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution of the approved product.

Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of drug discovery, clinical development, laboratory testing and clinical trials for our product candidates, in particular sapanisertib, mivavotinib and CB-280;
•
the costs, timing and outcome of any regulatory review of our product candidates, sapanisertib, mivavotinib and CB-280;
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
•
milestone payments pursuant to our outstanding license and asset purchase agreements;

•
achieving the total remaining potential development, regulatory and commercialization milestones set forth in the Incyte Collaboration Agreement;
•
our obligations to redeem shares of Series A preferred stock;
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

Our short operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.*

We were founded in March 2010 and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and commencing Phase 1 and 2 clinical trials of our product candidates. CB-280, sapanisertib, mivavotinib are currently being or will be evaluated by us in Phase 1 and Phase 2 clinical trials, respectively. All of our other programs are in research and preclinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials required for regulatory approval of our product candidates, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one new product from the time it is discovered to when it is commercially available. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had product candidates in advanced clinical trials.

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

Furthermore, our ability to use our net operating losses and other tax attributes to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. Federal net operating losses generated prior to 2018 will continue to be governed by the net operating loss tax rules as they existed prior to the adoption of the Tax Cuts and Jobs Act of 2017, or Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, signed into law on March 27, 2020, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses will be limited to 80% of current year taxable income.

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

We may not realize the anticipated benefits from our acquisition of the Takeda assets.*

On October 18, 2021, we acquired and licensed from Millennium certain technology, intellectual property and other assets related to the Takeda Programs, including certain patents and know-how solely related to the Takeda Programs and necessary for the exploitation of products containing the CB-228 and CB-659 compounds, as well as specified regulatory materials, agreements, materials and inventory related to the Takeda Programs. This transaction may require us to incur non-recurring and other charges, increase our near and long-term expenditures, impair relationships with key suppliers, upstream licensors or other licensees, pose significant integration challenges, require additional expertise, result in dilution to our existing stakeholders and disrupt our management and business, which could harm our operations and financial results. Under the agreement with Millennium, we are required to pursue commercially reasonable efforts to develop, and subsequently to commercialize, at least one CB-228 product and one CB-659 product in each of the United States, Japan and certain European countries. If we fail to properly exercise such efforts to develop and commercialize the Takeda Programs as specified in the asset purchase agreement, or otherwise breach the asset purchase agreement, we may be subject to various claims by Millennium and parties affiliated with Millennium, including claims that could result in the termination of the asset purchase agreement and the licenses and other rights granted to us thereunder. In addition, the development of the Takeda Programs and the other products and technologies acquired or licensed may not be successful or they may require significantly greater resources and investments than originally anticipated. Conversely, the liabilities assumed in the transaction could be greater than originally anticipated. As a result, the anticipated benefits of the acquisition may not be realized fully within the expected timeframe or at all or may take longer to realize or cost more than expected, which could harm our business, financial condition, results of operations and growth prospects.

Further, while we seek to mitigate risks and liabilities of the acquisition and in-licensing transaction, and other potential acquisitions and in-licensing transactions, through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. If we breach, or have assumed liability for a breach of, any license agreement or other contract assigned to us pursuant to the asset purchase agreement, including a breach of the diligence or payment obligations under such contracts, we may be subject to various claims by the counterparties to such contracts, including claims that could result in the termination of such contracts or the loss of the licenses and other rights granted to us thereunder. Any failure in identifying and managing these risks, liabilities and uncertainties effectively, could harm our business, results of operations and financial condition.

If it is determined that companion diagnostics are needed for the Takeda Programs, we may be unable to successfully develop companion diagnostics for biomarkers that enable patient selection, or experience significant delays in doing so, we may not realize the full commercial potential of the Takeda Programs.*

If not already commercially available, we may be required to seek collaborations with diagnostic companies for the development of diagnostics for biomarkers associated with the Takeda Programs. We may have difficulty in establishing or maintaining such development relationships, and we will face competition from other companies in establishing these collaborations. Furthermore, even if a diagnostic is commercially available, we may not be able to obtain reimbursement for its use without obtaining regulatory approval.

The development of companion diagnostic products requires a significant investment of working capital, and may not result in any future income. This could require us to raise additional funds, which could dilute our current investors or impact our ability to continue our operations in the future.

There are also risks associated with diagnostics that are commercially available, including that we may not have access to reliable supply for such diagnostics. Market acceptance of the companion diagnostic may be low as a result of the cost and complexity of utilizing such companion diagnostic. Furthermore, if commercial tumor profiling panels are not able to be updated to include additional tumor-associated genes, or if clinical oncologists do not incorporate molecular or genetic sequencing into their clinical practice, we may not be successful in developing or commercializing the Takeda Programs.

We may attempt to secure approval from the FDA through the use of accelerated approval pathways for the Takeda Programs. If we are unable to obtain such approval, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

We may in the future seek accelerated approval for our one or more of our product candidates, including the Takeda Programs. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verity and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug. In addition, the FDA currently requires pre-approval of promotional materials for accelerated approval products, once approved.

If we decide to submit an application for accelerated approval for our product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA could require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidates would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

Our drug discovery and development efforts might not generate successful product candidates.*

We have invested a significant portion of our efforts and financial resources in the identification or asset acquisition of our most advanced product candidates, sapanisertib, mivavotinib, INCB001158 and CB-280, which are being or will be evaluated in Phase 1 and Phase 2 clinical trials. We have entered into the Incyte Collaboration Agreement for the development and commercialization of INCB001158. Pursuant to the agreement, we and Incyte collaborated on the development of the licensed products for hematology and oncology indications, including INCB001158. Effective September 30, 2020, we have opted out of our co-development obligations and as a result, Incyte will solely develop INCB001158 or any other licensed products. All of our other programs are in research and preclinical development. INCB001158 will be developed for use in combination with other approved therapies, and as such, we will be dependent upon the continued marketing availability of the drugs that are used in combination with them. As a result, the timing and costs of the regulatory paths we will follow and marketing approvals remain uncertain. Our ability to generate product revenue, which may not occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of sapanisertib, mivavotinib, INCB001158 and CB-280. The success of sapanisertib, mivavotinib, INCB001158, CB-280 and any other product candidates we may develop will depend on many factors, including the following:

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
•
developing and commercializing sapanisertib, mivavotinib and small molecule arginase inhibitors, including INCB001158;
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

If serious adverse effects or unexpected characteristics of our product candidates are identified during development, we may need to abandon or limit our development of some or all of our product candidates.*

We or our collaborators are currently evaluating or plan to evaluate telaglenastat, sapanisertib, mivavotinib, INCB001158 and CB-280 in Phase 1 and Phase 2 clinical trials. All our other programs are in research and preclinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, any current or future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If adverse effects were to arise in patients being treated with any of our product candidates, it could require us to halt, delay or interrupt clinical trials of such product candidate or adversely affect our ability to obtain requisite approvals to advance the development and commercialization of such product candidate. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many agents that initially showed promise in early stage testing for treating cancer or other diseases have later been found to cause side effects that prevented further development of the agent.

We are in early clinical trials with telaglenastat and INCB001158 and we have seen several adverse events, or AEs, deemed possibly or probably related to study drug in each of those programs. For example, in our evaluation of telaglenastat with nivolumab, during the dose escalation of the combination therapy, there was one report of dose limiting Grade 3 ALT increase. We have treated an insufficient number of patients to fully assess the safety of telaglenastat and INCB001158 and, as these trials progress, we may experience frequent or severe adverse events. Our ongoing and planned trials for telaglenastat, sapanisertib, mivavotinib and CB-280 and Incyte’s ongoing and planned trials for INCB001158 may fail due to safety issues, and we may need to abandon development of product candidates from these programs. Our other research programs may fail due to preclinical or clinical safety issues, causing us to abandon or delay the development of a product candidate from these programs.

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

Our primary competitors or product candidates in clinical development in either NRF2-mutated cancers, or with similar mechanism to an mTORC1/2 inhibitor are Antengene Corporation, Celcuity, Inc., Dracen Pharmaceuticals, Inc. Our primary competitors or product candidates in clinical development for biomarker-defined diffuse large B-cell lymphoma or with a similar mechanism to a SYK inhibitor are Alexion Pharmaceuticals, Inc., Curis, Inc., Genentech, Inc., HutchMed (China) Limited, Karyopharm Therapeutics, MorphoSys AG. Our primary competitors in the field of Cystic Fibrosis include AbbVie, Inc., Beyond Air Inc., Corbus Pharmaceuticals Holdings, Inc., Novartis AG, Novoteris, LLC, Proteostatis Therapeutics, Inc., Translate Bio, Inc., and Vertex Pharmaceuticals, Inc.

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

Our reliance on these third parties for research and development activities, including our reliance on Millennium and Takeda for prior preclinical and clinical research and development activities relating to the Takeda Programs, will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial, and that all clinical trial activities conducted by our contract research organizations follow applicable laws and regulations, and are conducted in an ethical and compliant manner. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government sponsored database, available at www.clinicaltrials.gov, within certain timeframes. Failure by us, or any of the third parties working on our behalf, to do the above can result in fines, adverse publicity and civil and criminal sanctions.

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third party manufacturers for the manufacture of our product candidates for preclinical studies and clinical trials and for commercial supply of any of these product candidates for which we obtain marketing approval. To date, we have obtained or plan to obtain materials for telaglenastat, sapanisertib, mivavotinib, INCB001158 and CB-280 for our current and planned clinical trials from third-party manufacturers. We have engaged third party manufacturers to obtain the active ingredient for telaglenastat, INCB001158 and CB-280 for pre-clinical testing and clinical trials. We do not have a long-term supply agreement with any third-party manufacturers, and we purchase our required drug supply on a purchase order basis.

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

Our arginase inhibitors program in hematology and oncology indications, including INCB001158, is reliant in part on Incyte for the successful development and commercialization in a timely manner. If Incyte does not devote sufficient resources to INCB001158’s development, is unsuccessful in its efforts, or chooses to terminate its agreement with us, our business, operating results and financial condition will be harmed.*

In January 2017, we and Incyte Corporation entered into the Incyte Collaboration Agreement. Pursuant to the Incyte Collaboration Agreement, we granted Incyte an exclusive, worldwide license to develop and commercialize small molecule arginase inhibitors, including INCB001158, for hematology and oncology indications. We retained rights to certain arginase inhibitors that are not part of the collaboration for specific orphan indications outside of hematology and oncology, including cystic fibrosis. Pursuant to the Incyte Collaboration Agreement, we and Incyte collaborated on, and co-funded the development of, the licensed products for hematology and oncology indications, including INCB001158, with Incyte bearing 70% and Calithera bearing 30% of global development costs. Effective September 30, 2020, we opted out of our co-development obligations and as a result, Incyte will pay all costs and solely develop INCB001158 or any other licensed products.

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

In April 2020, we filed a complaint against Incyte in Superior Court of California, San Francisco County, asserting claims for breach of contract arising out of Incyte’s failure to pay two milestone payments we believe are due under the Incyte Collaboration Agreement. On September 14, 2021, we entered into a Settlement Agreement and Release with Incyte, or the Settlement Agreement. Pursuant to the Settlement Agreement, which resolves all claims in the complaint without any admission of liability or fault, Incyte will pay us a negotiated settlement amount and the parties have exchanged mutual releases. Concurrently, the parties also filed a dismissal of the action in the Superior Court of California.

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
•
Disputes may arise between the collaborators and us, for example our prior claims against Incyte, that result in the delay or termination of the research, development or commercialization of our product candidates or products, or that result in costly litigation or arbitration that diverts management attention and resources;
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

We have in-licensed a portfolio of arginase inhibitors as part of our efforts to develop product candidates for the arginase program, and we are substantially dependent on this in-license for that program. We have acquired sapanisertib and mivavotinib from Millennium. As part of that acquisition from Millennium, Millennium assigned to us certain patents and know-how solely related to sapanisertib and mivavotinib. Millennium also granted us a license under certain other intellectual property necessary for the exploitation of such products. To the extent any such licenses are terminated, our business may be harmed.

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

Additionally, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the PPACA, enacted in 2010, made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. There have been executive, judicial, and Congressional challenges to certain aspects of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under PPACA have been signed into law. The Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the PPACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the PPACA. We continue to evaluate the potential impact of PPACA and its possible repeal or replacement on our business.

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

Further, there has been heightened governmental scrutiny of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the MFN Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process.

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

In the future, we may need to expand the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our future growth, we may need to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage an expansion of our operations or recruit and train additional qualified personnel. Moreover, an expansion of our operations may lead to significant costs and may divert our management and business development resources. For example, our facilities expenses may increase, or decrease, which will vary depending on the time and terms of any facility lease or sublease we may enter into from time to time. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom was subject to the Transition Period through December 31, 2020 during which European Union rules continued to apply. Negotiations between the United Kingdom and the European Union are expected to continue in relation to the customs and trading relationship between the United Kingdom and the European Union following the expiry of the Transition Period.

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

Risks Related to Our Common Stock

The holders of our Series A preferred stock have liquidation and other rights that are senior to the rights of the holders of shares of our common stock.*

In the event of a merger, acquisition, liquidation, dissolution, or winding up of Calithera whether voluntary or involuntary, the holders of our Series A preferred stock will be entitled to have set apart for them, or to be paid, out of our assets available for distribution to stockholders after provision for payment of all of our debts and liabilities in accordance with the Delaware General Corporation Law, before any distribution or payment is made with respect to any shares of junior securities, including shares of our common stock, an amount per share equal to the greater of (i) $35.00, being the issuance price per share of Series A preferred stock, and (ii) such amount as would have been payable on the number of shares of common stock into which the shares of Series A preferred stock could have been converted immediately prior to such event. If applicable, this preference would reduce the amount of our assets, if any, available to distribute to holders of our common stock.

We may be required to issue a significant number of additional shares of common stock for no additional consideration to the holders of our Series A preferred stock pursuant to certain price-based anti-dilution provisions.*

We may be required to issue a significant number of shares of common stock for no additional consideration to the holders of our Series A preferred stock, subject to certain beneficial ownership limitations described in the certificate of designations defining the rights of the holders of the Series A preferred stock. The terms of the Series A preferred stock provide that such shares will automatically convert into common stock on the earlier of: (i) the 18-month anniversary of the date of issuance, or the Mandatory Pricing Date, into 17,156,863 shares of common stock, subject to adjustment into additional shares of common stock if the volume weighted-average price of our common stock for the thirty trading days prior to the Mandatory Pricing Date is lower than $2.04 per share, and (ii) a qualified financing that results in net proceeds to us of at least $40.0 million, excluding any conversion of the Series A preferred stock, subject to adjustment into additional shares of common stock if the weighted-average price per paid by investors in such qualified financing is lower than $2.04 per share. The holders of Series A preferred stock also have the option, at any time prior to the Mandatory Pricing Date or such qualified financing to convert the Series A preferred stock into shares of common stock, subject to adjustment into additional shares of common stock if the volume weighted-average sales price of certain shares of common stock are sold from the issuance date of the Series A preferred stock through the date of the written election at an effective price less than $2.04 per share.

Stockholders will incur dilution of their percentage ownership interest in our common stock to the extent we issue additional shares of common stock to the holders of the Series A preferred stock. Any issuance or potential issuance of additional shares of common stock could adversely affect our stock price, make it more difficult for us to raise capital on favorable terms, or at all, and harm our business, results of operations and financial condition

We cannot take certain actions without the consent of the holders of Series A preferred stock.*

Certain matters require the approval of the Series A preferred stock, voting as a separate class, including to:

•
amend our organizational documents in a way that has an adverse effect on the Series A preferred stock;
•
create or authorize the creation of any new security, or reclassify or amend any existing security, that are senior to, or equal in priority with, the Series A preferred stock, including any shares of Series A preferred stock, with respect to the distribution of assets on the liquidation, dissolution or winding up of Calithera, the payment of dividends and rights of redemption; or
•
purchase or redeem, or pay or declare, any dividend or make any distribution on, any shares of our capital stock, subject to certain exceptions.

The interests of Millennium, the sole holder of our Series A preferred stock and those of the holders of common stock may be inconsistent, which may result in our inability to obtain the consent of the holders of Series A preferred stock to matters that may be in the best interests of the common stockholders.

We may be required to make significant cash payments to the holders of Series A preferred stock if we do not receive requisite stockholder approval to allow the conversion of the Series A preferred stock to common stock, which may limit our working capital liquidity.*

As part of our acquisition of the Takeda Programs, if we are unable to obtain stockholder approval in accordance with the rules of The Nasdaq Stock Market LLC for the conversion of all of the shares of Series A preferred stock to common stock, and as a result Millennium is unable to convert any portion of the Series A preferred stock to common stock, we will be obligated under our purchase agreement with Millennium to negotiate in good faith as to the timing and form of consideration to compensate Millennium for such inability to convert. We are unable to estimate the actual amount or form of consideration we will be required to make at this time but we may become obligated to make significant cash payments to Millennium after three years following the purchase agreement date, which could limit our working capital liquidity. In addition, we may not have sufficient funds available to meet our obligations to Millennium, which may result in Millennium pursuing remedies under the purchase agreement that could adversely affect our operations.

We have granted Millennium registration rights with respect to the shares of common stock into which our Series A preferred stock is convertible. If these additional shares are sold, or it is perceived that they will be sold, the market price of our common stock could decline.*

Millennium has the right, subject to some conditions, to require us to file a registration statement covering the resale of the shares of common stock issuable upon conversion of the Series A preferred stock. If we were to register the resale of these shares, they could be freely sold in the public market without limitation. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Concentration of ownership of our capital stock may prevent new investors from influencing significant corporate decisions.*

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

Takeda, through its affiliate Millennium, beneficially owns a significant percentage of our total outstanding capital stock, which is initially convertible into 17,156,863 shares of our common stock, subject to price-based anti-dilution adjustments that if triggered would result in the issuance of additional shares of common stock. In no event will Takeda be entitled to cast votes in excess of, as of any date, 19.99% of our outstanding common stock. Takeda may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of Takeda may not coincide with the interests of other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On October 18, 2021, we issued 1,000,000 shares of Series A Preferred Stock to Millennium Pharmaceuticals, Inc., or Millennium, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda. We issued the Series A Preferred Stock in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, by virtue of Section 4(a)(2) thereof. In connection with Millennium’s execution of the Purchase Agreement, Millennium represented to us that they are an “accredited investor” as defined in Regulation D of the Securities Act and that the Series A Preferred Stock to be purchased by them will be acquired solely for their own account and for investment purposes and not with a view to the future sale or distribution. The issuance and sale of the Series A Preferred Stock have not been registered under the Securities Act or the securities laws of any other jurisdiction, and such securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Calithera Biosciences, Inc.	8-K	001-36644	3.1	10/7/2014

3.2	Amended and Restated Bylaws of Calithera Biosciences, Inc.	10-Q	001-36644	3.2	8/10/2020

3.3	Calithera Biosciences, Inc. Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock.	8-K	001-36644	3.1	10/19/2021

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2	Form of common stock certificate.	S-1	333-198355	4.1	9/25/2014

10.1	Amended and Restated Severance Benefits Plan.					X

10.2^	Preferred Stock Purchase Agreement, by and between Calithera Biosciences, Inc. and Millennium Pharmaceuticals, Inc., dated as of October 18, 2021.	8-K	001-36644	10.1	10/19/2021

10.3†#	Asset Purchase Agreement, between Calithera Biosciences, Inc. and Millennium Pharmaceuticals, Inc., dated as of October 18, 2021.					X

10.4	Sales Agreement, by and between Calithera Biosciences, Inc. and Jefferies LLC, dated August 10, 2020.	S-3	333-243731	1.2	8/10/2020

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).					X

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a).					X

32.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

						X

32.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

						X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021, has been formatted in Inline XBRL.

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

** Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

† Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission.

# Certain portions of this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

^ Certain portions of this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calithera Biosciences, Inc.

Date: November 9, 2021	By:	/s/ Susan M. Molineaux
Susan M. Molineaux, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Stephanie Wong
Stephanie Wong
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)