Form 10-K
period 2021-12-31
Calithera Biosciences, Inc.
filed 2022-03-31
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $143.3 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $2.09 per share.

The number of shares of Registrant’s Common Stock outstanding as of March 25, 2022, was 78,717,655.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and portions of such are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2021, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A - Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or the SEC, after the date of this Annual Report on Form 10-K.

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

Targeted, Biomarker-Defined Small Molecules

In October 2021, we entered into an Asset Purchase Agreement, or APA, with Millennium Pharmaceuticals, Inc., or Millennium, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda, to acquire two clinical-stage compounds, both of which have demonstrated single-agent clinical activity in biomarker-defined cancer patient populations. The compounds are the TORC1/2 inhibitor sapanisertib (CB-228, formerly TAK-228) and the spleen tyrosine kinase (SYK) inhibitor mivavotinib (CB-659, formerly TAK-659), both of which significantly strengthen our precision oncology pipeline. This was a transformative transaction that aligns with Calithera’s focus and deep expertise in targeted, small-molecule cancer therapies. Our near-term clinical development plans leverage our expertise in conducting biomarker focused clinical trials by developing sapanisertib in NRF2 (also known as NFE2L2)-mutated squamous non-small cell lung cancer, and mivavotinib in activated B-cell (ABC) diffuse large B-cell lymphoma (DLBCL) with and without MYD88/CD79b mutations. By focusing on well-characterized genetic vulnerabilities with molecules that have already shown single-agent activity, we will be able to generate phase 2 data with targeted, efficient study designs. We intend to announce data from these studies by the first quarter of 2023.

Mivavotinib

Mivavotinib is a SYK inhibitor that targets the constitutively activated B-cell receptor (BCR) pathway in DLBCL and other non-Hodgkin lymphomas (NHLs). In completed Phase 1/2 clinical trials mivavotinib showed promising single-agent responses with deep and durable activity in unselected patients with DLBCL and other NHLs that had a median of 3 prior lines of therapy (range of prior lines 1-11). Mivavotinib demonstrated higher clinical response rates than other SYK inhibitors evaluated in relapsed/refractory DLBCL patients. The overall safety profile of mivavotinib appears favorable for further development as a single agent and in combination with standard of care therapies.

SYK is known to activate multiple cell-signaling pathways in activated B-cell like (ABC) DLBCL: NF-kB and phosphoinositide 3-kinase (PI3K) pathways, compared to germinal center B-cell like (GCB) DLBCL, where it primarily activates the PI3K pathway. We conducted a retrospective analysis of completed clinical trials of mivavotinib monotherapy in relapsed/refractory (R/R) DLBCL, looking at overall response rate (ORR) by DLBCL cell of origin in patients treated at the recommended phase 2 dose (RP2D). Mivavotinib showed a substantially higher response rate in ABC (53%) compared to GCB (22%) DLBCL. In addition, recent preclinical studies have shown enhanced SYK activity and sensitivity to SYK inhibition in DLBCL and other NHLs harboring mutations in MyD88 and/or CD79, which comprise a distinct genetic subset of ABC DLBCL known to have poor outcomes with standard of care therapy. The compelling single agent ORR in ABC DLBCL, and potential for further enrichment of single agent activity in a genetically-defined subset of ABC DLBCL with MyD88/CD79 mutations provide a well-defined, efficient development path to a potential single agent accelerated approval in these populations.

We plan to initiate a Phase 2 study of mivavotinib in the first half of 2022 for the treatment of patients with non-GCB (ABC) DLBCL with and without mutations in MyD88 and CD79. Data generated from this study could position the company to initiate a study with registrational intent in biomarker-specific populations in DLBCL. We intend to announce data from this study by the first quarter of 2023.

DLBCL represents the most common subtype of NHL and represents approximately 30% of all NHL cases. Twenty-four thousand people are diagnosed in the US each year with an approximately 60% 5-year survival rate. MyD88 mutations occur in approximately 30%, and CD79 mutations occur in 10-15%, of all DLBCL cases. Approximately 50% of all ABC DLBCL tumors have one or both of these mutations.

Beyond DLBCL, both preclinical and clinical data support expansion across additional NHL subtypes and other hematologic malignancies as part of long-term plans. Additional development plans may include generating data in Waldenstrom’s macroglobulinemia (WM) and other NHLs with MyD88/CD79 mutations, and exploring combinations with standard of care agents such as ibrutinib, venetoclax, and anti-CD20 in various subtypes of NHL.

Sapanisertib

Sapanisertib is a dual target of rapamycin kinase C I/II (TORC1/2) inhibitor that targets a key survival mechanism in KEAP1/NRF2-mutated tumor cells. These mutations are found in a considerable subpopulation of patients across multiple solid tumor types. In squamous non-small cell lung cancer (sqNSCLC), NRF2 mutations occur in approximately 15% of patients, and KEAP1 mutations occur in approximately 12% of patients. Sapanisertib has demonstrated promising single-agent activity in patients with R/R NRF2-mutated sqNSCLC and exhibits differential antitumor activity compared to rapalog inhibitors of TORC1 in NRF2-mutant sqNSCLC xenograft models. Sapanisertib has a well-characterized clinical safety profile and was well tolerated in R/R non-small cell lung cancer (NSCLC) patients.

Of the greater than 235,000 people diagnosed with NSCLC in the US each year, approximately 25-30% of those are sqNSCLC. Actionable mutations are only found in 1-5% of sqNSCLC patients, leaving few options after PD-1 inhibitors and chemotherapy. The standard of care chemotherapy options in R/R sqNSCLC have a median progression-free survival (PFS) of 3-4.5 months. Because NRF2/KEAP1 mutations confer a poorer prognosis for NSCLC patients, sapanisertib has the potential to address a substantial underserved patient population.

A Phase 2 study planned to begin in the first half of 2022 will strengthen the existing data on sapanisertib as a monotherapy in patients with squamous NSCLC harboring a NRF2 mutation and also evaluate its activity NRF2 WT sqNSCLC. Data generated from this study could position the company to initiate a registrational study in sqNSCLC. We intend to announce data from this study by the first quarter of 2023. Additional development plans may include exploring the potential of sapanisertib in KEAP1 mutant tumors in NSCLC and KEAP1/NRF2 mutant tumor types beyond NSCLC.

Pursuant to the APA, in October 2021, we paid Millennium an upfront payment of $10.0 million in cash and issued to Millennium 1,000,000 shares of our Series A convertible preferred stock that is initially convertible at the option of the holder into approximately 17.2 shares of common stock based on the $2.04 per share closing stock price of our common stock on October 15, 2021. We will make tiered earn-out payments of high single-digits to low teens on net sales of CB-228 products and CB-659 products, subject to certain customary reductions. Millennium will be eligible to receive up to an aggregate of $470.0 million in clinical development, regulatory and sales milestone payments across both programs.

Synthetic Lethality Preclinical Pipeline

In June 2021, we became a member of the Broad Institute’s Cancer Dependency Map (DepMap) Consortium. The goal of the DepMap initiative at the Broad Institute of MIT and Harvard is to discover new targets and biomarkers for precision cancer medicines. Membership in the Consortium is an opportunity for us to generate novel data for discovery programs and forge deeper collaborations with Broad Institute’s data and computational scientists in order to enable translational decisions for our programs. We plan to utilize this partnership with the Broad Institute to continue to explore biomarkers for our clinical programs, as well as identify biomarker-defined subpopulations of cancer patients for undisclosed pipeline programs.

VPS4A Inhibitors

In addition, Calithera continues to leverage its discovery engine to build a preclinical pipeline of synthetic lethality targets with a focus on paralog genes. We will present data describing novel VPS4A inhibitors discovered by Calithera at the American Association for Cancer Research (AACR) 2022 Annual Meeting. The accepted poster will detail Calithera’s discovery of a novel series of VPS4A inhibitors that are currently advancing through lead optimization. VPS4A and VPS4B are paralog ATPases essential for remodeling intracellular organelle membranes. Loss of function of both paralogs is lethal. Both homozygous and heterozygous loss of VPS4B in cancer cells makes them vulnerable to VPS4A inhibition. VPS4B is lost in a heterozygous fashion in the majority of colorectal carcinomas (CRC), pancreatic ductal adenocarcinoma (PDAC), ovarian, esophageal and head and neck cancers and is deleted in large numbers of other tumor types. The preclinical data demonstrate that VPS4A inhibition in cell lines with loss of VPS4B preferentially showed profound cell kill response.

Additional Small Molecule Programs

Arginase Inhibitor CB-280 for Cystic Fibrosis

Our product candidate, CB-280, which is solely owned by Calithera, is a novel oral inhibitor of arginase being developed for the treatment of cystic fibrosis, or CF. In October 2020, we were awarded up to $2.4 million from the Cystic Fibrosis Foundation to support development of CB-280. Arginase is secreted by infiltrating neutrophils in the lungs of CF patients and depletes the amino acid arginine. Arginine is critical for the generation of sufficient nitric oxide, or NO, to maintain anti-microbial effects and bronchodilation in the lungs of CF patients. We completed a Phase 1 Single Ascending Dose trial to evaluate the safety, tolerability and pharmacokinetic profile of oral CB-280 in healthy volunteers. In July 2020, we initiated a Phase 1b clinical trial in adult patients with CF who are on a stable regimen of CF therapies and have chronic airway infection. The randomized, double blind, placebo-controlled, dose escalation trial is evaluating multiple ascending doses of CB-280, dosed orally twice daily (BID) for 14 days, compared to placebo in up to 32 adult CF patients to determine a safe dose range for CB-280. In November 2021, we presented interim data from the Phase 1b trial at the North American Cystic Fibrosis Conference (NACFC) on the first 24 subjects (18 treated with CB-280, 6 with placebo) participating in the trial. Data were presented for 50mg BID, 100mg BID and 200mg BID dose levels and showed that CB-280 was well tolerated across dose levels, and all 18 patients receiving CB-280 completed treatment without treatment interruptions or premature discontinuations. CB-280 demonstrated linear pharmacokinetics (PK), as well as complete and continuous target inhibition in plasma at doses at or above 100mg. CB-280 also demonstrated robust pharmacodynamic (PD) effects, with rapid and significant dose-proportional increases in plasma arginine, the key driver of NO production. Enrollment of cohort 4 (300mg BID) and analysis is complete. No new safety signals were seen and plasma arginine, fractional exhaled nitric oxide (FeNO) and FEV1 showed trends consistent with previous cohorts. Evaluation of next steps is ongoing. We plan on publishing the Ph1b data in the future.

IL4I1 Inhibitor CB-668

We have also discovered CB-668, a first-in-class, potent, orally administered inhibitor of the immune-suppressive enzyme IL4I1. IL4I1 is an enzyme that is expressed by tumor cells and antigen presenting cells that metabolizes phenylalanine, tyrosine and tryptophan to produce hydrogen peroxide, an inhibitor of T-cell function. In particular, IL4I1 can metabolize tryptophan to kynurenic acid and other metabolites that lead to immunosuppression in the tumor microenvironment. Preclinical data were presented at the 2020 Society for Immunotherapy of Cancer (SITC) Annual Meeting. In syngeneic mouse models CB-668 exhibited immune mediated, single agent activity and augmented activity in combination with checkpoint inhibitors. IL4I1 expression has been correlated with poor clinical outcomes and expression is elevated in multiple tumor types including ovarian and B-cell tumors.

Glutaminase Inhibitor Telaglenastat (CB-839)

In November 2021, we announced the discontinuation of the phase 2 telaglenastat KEAPSAKE clinical trial in patients with non-squamous NSCLC with genetic mutations in KEAP1/NRF2 based on a lack of clinical benefit observed in patients treated with telaglenastat in an interim analysis. The phase 2 randomized, placebo-controlled, double-blind KEAPSAKE study was designed to evaluate the safety and anti-tumor activity of telaglenastat plus standard-of-care chemoimmunotherapy as front-line therapy among patients with stage IV non-squamous NSCLC whose tumors have a KEAP1 or NRF2 mutation. At the time of unblinding on October 27, 2021, there were 40 patients randomized. The available efficacy data at unblinding, including investigator-assessed PFS, did not demonstrate clinical benefit, and analysis of the data led to the conclusion that there was a very low probability for the study to achieve a positive result. No difference in safety profile was seen between the two arms. Calithera has no plans to continue the development of telaglenastat at this time.

Partnered Programs

Arginase Inhibitor INCB001158 for Oncology

An additional arginase inhibitor, INCB001158, was discovered by Calithera and is being developed by Incyte Corporation, or Incyte, for oncology and hematology indications, and is currently being evaluated in Phase 1/2 trials in combination with other anti-cancer agents. In January 2017, we entered into a collaboration and license agreement, or the Incyte Collaboration Agreement, with Incyte. Under the terms of the Incyte Collaboration Agreement, we granted Incyte an exclusive, worldwide license to co-develop and co-commercialize our small molecule arginase inhibitors for hematology and oncology indications. In September 2021, we entered into a Settlement Agreement and Release with Incyte. Concurrently, the parties also filed a dismissal of the complaint we filed against Incyte for breach of contract in the Superior Court of California. Under the terms of the Settlement Agreement and Release, which resolves all claims in the complaint without any admission of liability or fault, Incyte agreed to pay us a negotiated settlement amount of $6.75 million and the parties exchanged mutual releases. In September 2021, we received and recognized the $6.75 million as milestone revenues. Effective September 30, 2020, we opted out of our co-development obligations as permitted under the terms of the Incyte Collaboration Agreement. As a result of our decision to opt out, Incyte will pay all costs to develop INCB001158 or any other licensed products. Incyte will pay us tiered royalties ranging from the low double digits to mid-teens on net sales of licensed products and total remaining potential development, regulatory and commercialization milestones of $720.0 million.

CD73 Inhibitor CB-708 (ATG037) for Oncology

Another area of research interest has been immune-modulatory enzymes. We have developed CB-708, a highly potent, selective, orally-bioavailable small molecule inhibitor of CD73. Preclinical data were presented at the 2019 American Association for Cancer Research (AACR) annual meeting and the 2019 SITC meeting demonstrating that CB-708 has immune-mediated, single agent activity in syngeneic mouse tumor models. In pre-clinical studies CB-708 was well tolerated and shows enhanced anti-tumor activity when combined with either an anti-PD-L1 immunotherapy or with chemotherapeutic agents, such as oxaliplatin or doxorubicin. In May 2021, we entered into a license agreement with Antengene Investment Limited, or Antengene, a wholly-owned subsidiary of Antengene Corporation, where we granted Antengene an exclusive, worldwide license to develop and commercialize CB-708 (now ATG-037). Under the terms of the license agreement, we received an upfront payment of $3.0 million in May 2021 and may receive potential development, regulatory and sales milestone of up to $252.0 million. Additionally, we are eligible to receive tiered royalties on sales of licensed product up to low double-digits. In February 2022, Antengene announced the approval of ATG-037 by the Bellberry Human Research Ethics Committee (HREC) in Australia to initiate the Phase I STAMINA trial, a first-in-human study of ATG-037 in patients with locally advanced or metastatic solid tumors.

Our Strategy

Our goal is to advance investigational, small molecule oncology compounds with a biomarker-driven approach that targets genetic vulnerabilities in cancer cells to deliver new therapies for patients suffering from aggressive hematologic and solid tumor cancers for which there are currently limited treatment option. Biomarker-driven approaches are mitigating some of the clinical development risks inherent in drug development. They are also evolving cancer care for both hematologic malignancies and solid tumors by accelerating delivery of new therapies that provide clinical benefit to patients, with potentially fewer side effects. These are our key strategic initiatives:

•
Develop mivavotinib, an orally dosed, potent and selective SYK inhibitor, for the treatment of patients with diffuse large B-cell lymphoma (DLBCL) with Activated B-Cell (ABC) cell-of origin and/or MyD8 or CD79 mutations. Mivavotinib has durable single agent responses in relapsed/refractory DLBCL, with a differentiated profile from other SYK inhibitors. SYK controls key activation pathways in ABC DLBCL, activating both NF-kB and PI3K pathways, driving proliferation and survival. Pathway biology predicts SYK inhibitors to be active, with higher activity in ABC and retrospective analysis of ORR by cell of origin showed enriched clinical activity of mivavotinib in ABC patients. Preclinical data has shown that MyD88 and CD79b mutations also hyperactivate SYK, and roughly 50% of ABC DLBCL tumors have one or both of these mutations. Calithera plans to initiate a phase 2 study to begin in the first half of 2022 for the treatment of patient with ABC DLBCL with and without mutations in MyD88 and CD79. Data from this study could position the company to initiate a registrational study. We intend to announce data from this study by the first quarter of 2023. Additional development plans may include evaluating mivavotinib in combination with standard of care DLBCL drugs, exploring biomarkers for GCB DLBCL, and expansion into Waldenstrom’s Macroglobulinemia, other NHL, and acute myeloid leukemia (AML).

•
Develop sapanisertib, a potent and selective oral inhibitor of mTOR1/2, for the treatment of patients with NRF2-mutated squamous non-small cell lung cancer (sqNSCLC). Sapanisertib showed durable single agent activity in a phase 2 trial of relapsed/refractory sqNSCLC whose tumors harbor NRF2 (NFE2L2) mutations, a genetically defined group of patients with poorer prognosis than WT. Sapanisertib is a differentiated molecule from other mTOR inhibitors and is the only inhibitor to have strong single agent activity in NRF2-mutated sqNSCLC xenografts. NRF2- or KEAP1-mutant tumors constitutively activate the oxidative stress pathway to support survival, and NRF2 activation upregulates mTOR activity. Sapanisertib inhibits mTORC1/2, blocking proliferation and inducing cell death. In phase 2 studies of sapanisertib in patients with solid tumors, sapanisertib was well-tolerated. SqNSCLC makes up 25%-30% of all NSCLC, and roughly 15% of these have NRF2 mutations. A Phase 2 study planned to begin in the first half of 2022 will strengthen the existing data on sapanisertib as a monotherapy in patients with squamous NSCLC harboring a NRF2 mutation and further evaluate its activity in WT squamous NSCLC. Data from this study could position the company to initiate a registrational study. We intend to announce data from this study by the first quarter of 2023. Additional development plans may include exploring the potential of sapanisertib in KEAP1 mutant tumors in NSCLC and KEAP/NRF2 mutant tumor types beyond NSCLC.

•
Advance VPS4 synthetic lethality target and continue to leverage our discovery engine to build robust preclinical pipeline of synthetic lethality targets with a focus on paralog genes. VPS4 is our most advanced synthetic lethality program. VPS4A and B are paralog ATPases essential for remodelling intracellular organelle membranes, loss of function of both paralogs is lethal. Heterozygous or homozygous loss of VPS4B in cancer cells makes them vulnerable to inhibition of VPS4A. Homozygous deletion of VPS4B occurs in 1-3% of several solid tumor types, and heterozygous deletion is common across solid tumor cancers, notably ~65% in CRC and PDAC. Calithera has identified small molecule inhibitors of VPS4 and is pursuing lead optimization with the goal of identifying a clinical candidate and initiating clinical trials.

Our Research and Development Programs

The following table summarizes our wholly-owned and partnered programs. We also intend to develop additional product candidates from our research and discovery efforts in these fields.

Calithera Pipeline: Focus on Precision Oncology

Program Target	Indication	DISCOVERY	PRE-IND	PHASE 1	PHASE 2	PHASE 3
Mivavotinib SYK	ABC DLBCL					
Sapanisertib mTORC1/2	NRF2 mutated sqNSCLC					
VPS4A	VPS4B mutated solid tumors					
CB-280 Arginase	Cystic Fibrosis					
<u>Partnered Programs</u>						
INCB001158 Arginase	Solid tumors					Incyte
ATG-037 CD73	Solid tumors					ANTENGENE

CALITHERA

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

As cancer cells evolve, they acquire genetic vulnerabilities that normal cells do not have. These vulnerabilities create a unique pathway for precisely targeting treatments. These genetic vulnerabilities are readily measurable and can often act as biomarkers, allowing the identification of patients who may derive the most benefit from targeted therapies. Biomarker-driven approaches are mitigating some of the clinical development risks inherent in drug development. They are also evolving cancer care for both hematologic malignancies and solid tumors by accelerating delivery of new therapies that provide clinical benefit to patients, with potentially fewer side effects.

Calithera is advancing a robust pipeline of investigational, small molecule oncology compounds with a biomarker-driven approach that targets genetic vulnerabilities in cancer cells to deliver new therapies for patients suffering from aggressive hematologic and solid tumor cancers for which there are currently limited treatment options.

Our Programs

Targeted, Biomarker-Defined Small Molecules

SYK Inhibitor Mivavotinib (CB-659)

DLBCL is the most common form of lymphoma, representing ~30% of all NHL diagnoses. Approximately 24,000 people are diagnosed with DLBCL in the US each year, with a ~60% 5-year survival rate. DLBCL treatments are the same for all patients, despite the fact that it is a biologically heterogeneous disease with different cell-of-origin: ~40% GCB, ~50% ABC and ~10% unclassified. DLBCL cell-of-origin is routinely collected at the time of initial diagnosis, using an immunohistochemistry (IHC) assay called the Hans algorithm, which classifies tumors as GCB or non-GCB. Currently, R-CHOP (rituximab plus cyclophosphamide, doxorubicin, vincristine, and prednisone) is the standard of care for newly diagnosed DLBCL patients. While a fraction of patients will go into remission following R-CHOP, a fraction of patients also relapse or are refractory to R-CHOP. For those patients, the options are salvage chemotherapy, stem cell transplant, and more recent entrants to the treatment landscape such as chimeric antigen receptor-T cell therapy (CAR-T), antibody drug conjugates like polatuzumab and loncastuximab, and other drugs like tafasitamab and Selinexor. However, high unmet need remains for patients who are ineligible for, or relapse after, CAR-T or transplant. Currently, there are no defined patient strategies to optimize therapy for patients in the relapsed or refractory setting. Patients with ABC DLBCL have a poorer prognosis than others; they have fewer curative responses to R-CHOP and shorter median overall survival (OS). Currently there are no approved treatments specifically for non-GCB (ABC) DLBCL patients.

Preclinical studies have demonstrated that chronic activation of the BCR signaling pathway is a key driver of ABC DLBLC survival. SYK controls key activation pathways in ABC DLBCL, activating NF-kB and PI3K pathways, driving proliferation and survival. In contrast, in GCB DLBCL SYK activates the PI3K pathway. Pathway biology predicts SYK inhibitors to be active in both ABC and GCB, with higher activity in ABC as it controls multiple activation pathways in ABC DLBCL.

Mivavotinib is an orally dosed, potent and selective SYK kinase inhibitor that targets the constitutively activated BCR pathway in DLBCL and other NHLs. In completed Phase 1/2 clinical NHL trials, mivavotinib showed promising single-agent responses with deep and durable activity in unselected patients with diffuse large B cell lymphoma (DLBCL) and other NHLs that had a median of 3 prior lines of therapy (range of prior lines 1-11). In a pooled analysis of two completed trials (Takeda C34001 and C34004) of mivavotinib monotherapy in unselected R/R DLBCL patients, mivavotinib showed an ORR of 33% with a CR rate of 16% in 81 response evaluable patients treated at the recommended phase 2 dose (RP2D) of 100mg once daily. Responses were durable over several months, with median duration of response (DOR) not reached.

Based on the increased reliance on SYK and BCR pathway signaling in ABC DLBCL, we conducted a retrospective analysis of ORR by cell of origin using Hans algorithm in the completed Takeda studies. In response evaluable patients with available cell-of-origin data who were treated at the RP2D with, ORR was 53% (8/15) in non-GCB (ABC) compared to 22% (10/45) in GCB patients, consistent with predictions based on pathway biology. Patients with unknown cell-of-origin were excluded from this analysis. In addition, recent preclinical studies have shown enhanced SYK activity and sensitivity to SYK inhibition in DLBCL and other NHLs harboring mutations in MyD88 and/or CD79, which comprise a distinct genetic subset of ABC DLBCL known to have poor outcomes with standard-of-care therapy. Specifically, SYK phosphorylation and activation were seen to be the highest in ABC DLBCL cell lines harboring MYD88 and CD79 mutations, and SYK was seen to drive signaling through both the BCR pathway and the toll-like receptor (TLR)/MYD88 pathway in the setting of activating mutations in MYD88 and CD79. We estimate that ~50% of non-GCB (ABC) DLBCL tumors harbor a MyD88 and/or CD79b mutation. The hyperactivation of SYK in the context of MYD88 and/or CD79 mutations suggests potential for further enrichment of single agent activity in this genetically-defined subset of non-GCB (ABC) DLBCL, exceeding the 53% ORR seen in non-GCB (ABC) patients. In a retrospective analysis of NHL patients, 2 out of 3 patients with available CD79b mutational data had complete responses (CR), 1 with DLBCL and 1 with follicular lymphoma (FL). Furthermore, while Bruton’s tyrosine kinase (BTK) inhibitors block BCR pathway signaling and are active in CD79b-mutated DLBCL, they are not active in MyD88-mutated tumors that are CD79 wild-type, which constitute 70% of all MYD88 mutated DLBCL. The compelling single agent ORR in non-GCB (ABC) DLBCL, and potential for further enrichment in MyD88/CD79-mutated non-GCB (ABC) DLBCL, provides a well-defined, efficient development path to a potential single agent accelerated approval in these biomarker-defined populations of DLBCL. Additionally, an oral drug with enriched efficacy in a subset of DLBCL with high unmet need would address an important therapeutic gap in the current treatment landscape.

The safety profile of mivavotinib is favorable for development as a monotherapy or in combination with other drugs. Over 300 patients with hematologic malignancies have been treated with mivavotinib with a favorable safety profile. The most common adverse events were asymptomatic and reversible laboratory abnormalities. Mivavotinib is also combinable with bendamustine-rituximab, ibrutinib, and R-CHOP, as demonstrated by prior studies.

Clinical data show mivavotinib is differentiated from other SYK inhibitors, as it showed substantially higher single agent response rates than other SYK inhibitors, which had monotherapy response rates of less than 10 percent in similar DLBLC patient populations. In separate preclinical experiments, mivavotinib showed high tissue distribution, a large volume of distribution, and high tumor:plasma exposure ratio. Therefore, the greater clinical activity seen with mivavotinib than in other SYK inhibitors could be due to higher tissue penetration and duration of target engagement.

Based on the combined clinical and preclinical data, we designed a two-part phase 2 trial of mivavotinib in relapsed or refractory non-GCB (ABC) DLBCL with enrichment of MYD88/CD79b mutated tumors using liquid NGS testing. The phase 2a portion of the study will confirm activity in the biomarker-defined subsets and further refine dose/schedule. The trial will enroll non-GCB (ABC) DLBCL patients based on Hans algorithm, and MyD88 and CD79 mutation status will be collected using ctDNA based liquid NGS to accrue a pre-specified number of patients harboring MyD88 or CD79b mutations. Patients will be randomized to either a standard dosing schedule (100mg QD) or an induction dosing schedule (120mg QD x 14 days, followed by 80mg QD). First patient in (FPI) is anticipated to be in the first half of 2022. Data from this study could position the company to initiate a registrational study. We intend to announce data from this study by the first quarter of 2023. Phase 2b could be registration-enabling and would potentially enroll expansion cohorts comprised of non-GCB (ABC) DLBCL and MyD88 and/or CD79m DLBCL, with a primary endpoint of ORR to target accelerated approval as a single agent in these biomarker-defined subsets.

While the single agent biomarker-defined phase 2 may provide an initial indication in R/R non-GCB (ABC) DLBCL, we plan to rapidly pursue combination strategies with novel and/or standard-of-care therapies to expand development in earlier lines of therapy in DLBCL. Additional paths for monotherapy and combination development include Waldenstrom’s Macroglobulinemia (which has a 95% prevalence of MYD88 mutation), a biomarker-defined subset of GCB DLBCL, and other indolent lymphomas where mivavotinib has shown compelling single agent responses in completed trials. Lastly, based on its dual SYK and FLT3 inhibition profile, and encouraging single agent response rate in relapsed/refractory AML, we are also interested in exploring its activity in biomarker-defined subsets of AML where SYK inhibition has been shown to be particularly effective.

mTORC1/2 Inhibitor Sapanisertib

A total of 50,000-60,000 sqNSCLC patients are diagnosed in the US each year, comprising 25-30% of all NSCLC. Only 1-5% of tumors have actionable mutations, such as EGFR, KRAS, etc. The 5-year metastatic survival rate among sqNSCLC patients is 7%. Standard-of-care for 1L therapy consists of an anti-PD-1 agent and chemotherapy. For 2L therapy, standard of care is salvage chemotherapy, which is associated with a median PFS of 3 to 4.5 months. NRF2 mutations occur in approximately 15% of patients, and KEAP mutations occur in approximately 12% of patients. Patients with tumors harboring the NRF2 or KEAP1 mutation are known to have significantly poorer outcomes compared to wild-type NRF2/KEAP1 tumors. Therefore, NRF2 mutated sqNSCLC represents an especially high unmet need subpopulation of lung cancer for which there are currently no effective therapies.

Sapanisertib is a potent and selective, dual TORC1/2 inhibitor that targets a key survival mechanism in NRF2/KEAP1-mutated tumor cells. By targeting such tumor types, sapanisertib has the potential to address a substantial underserved patient population. Activating mutations in NRF2 or inactivating mutations in KEAP1 lead to constitutive activation of the oxidative stress pathway, enhancing tumor growth and survival. NRF2 activation has been shown to upregulate the mTOR pathway.

In preclinical studies evaluating the anti-tumor activity of sapanisertib across a panel of NSCLC cell lines, the most potent antitumor activity was seen in NRF2 mutant sqNSCLC, while it was not active in NRF2 wild-type cell lines. Additionally, it showed moderate activity in KEAP1 mutant cell lines and was inactive in KEAP1 WT cells. In a NRF2 mutated mouse xenograft model, sapanisertib was the only inhibitor to have strong single agent efficacy, while TORC1 inhibitors everolimus and deferolimus were inactive, supporting the need for dual TORC1/2 inhibition in NRF2 mutated sqNSCLC.

In a recent Phase 2 trial, sapanisertib demonstrated durable single agent activity (27% [3/11] ORR) in a subset of heavily pretreated NRF2-mutated sqNSCLC patients. Responses in NRF2-mutated sqNSCLC patients were durable, with a median PFS of 8.9 months (95% CI: 7 mo, not reached). In comparison, ORR was 17% [1/6] in KEAP1-mutated sqNSCLC and 0% [0/5] in patients with KEAP1-mutated/KRAS-mutated adenocarcinoma subtype of NSCLC.

Sapanisertib has a well established and manageable safety profile. In 3 separate trials in patients with NSCLC and other R/R solid tumors, sapanisertib (3-5mg QD) was well tolerated, with treatment-emergent adverse events (TEAE) being predominantly Grade 1/2. The most commonly observed TEAE was hyperglycemia, which was well controlled with oral hypoglycemic therapy and home glucose monitoring. Out of 93 patients treated across these 5 studies, only one patient discontinued for hyperglycemia at evaluated QD doses. The most common Grade ≥3 TEAE was hyperglycemia (25%; 23/93), followed by rash macular and fatigue (8% each), and hypophosphatemia, abdominal pain, and hyponatremia (4% each).

We are initiating a two-part Phase 2 study of sapanisertib monotherapy in NRF2-mutated sqNSCLC patients, comprised of a population-defining part (phase 2a) and a potentially registration-enabling part (phase 2b). The phase 2a part of the study will evaluate sapanisertib 2 mg BID or 3 mg QD in patients with sqNSCLC harboring either WT or mutated NRF2, as detected by NGS. The objectives of phase 2a are dose refinement and confirmation of the selective activity in NRF2-mutated tumors compared to WT tumors to validate NRF2 mutation as the selection biomarker. Enrollment is expected to begin in the first half of 2022. Data generated from this study could position the company to initiate a registrational study in NRF2-mutated squamous NSCLC. The phase 2b part of the study is planned to be a single-arm expansion study evaluating sapanisertib in NRF2-mutated sqNSCLC patients at the selected dose, and/or a randomized study comparing sapanisertib vs. standard of care.

Subsequent development in sqNSCLC could involve monotherapy and/or combinations with standard of care therapies in earlier lines of therapy within the biomarker defined populations. NRF2- and KEAP1-mutations have been detected across several tumor types at frequencies up to 27%, providing additional indications for development of sapanisertib as a monotherapy and in combination beyond sqNSCLC.

NRF2-mutated sqNSCLC presents a market opportunity for an indication with unmet medical need. SqNSCLC is expected to be a $4.5B market by 2026. Sapanisertib has therapeutic potential, having demonstrated single agent activity with durable responses in NRF2-mutated sqNSCLC, as well as a favorable safety profile for development as monotherapy and/or in combination with other agents. Sapanisertib has potential both as a first-in-class treatment for NRF2-mutated sqNSCLC patients, as well as for expansion into NRF2-mutant populations in other cancers.

Synthetic Lethality Preclinical Pipeline

Calithera continues to leverage its discovery engine to build a robust preclinical pipeline of synthetic lethality targets with a focus on paralog genes. Paralog pairs are homologous genes with overlapping cellular functions that when lost as a pair are lethal. Gene paralog pairs represent a promising class of synthetic lethal cancer targets. When a tumor cell loses one paralog, the cell is dependent on the second paralog to carry out an essential cellular process, since loss of both paralogs leads to tumor cell death.

VPS4 Inhibitors

In March, we announced that the first data from our preclinical synthetic lethality pipeline was accepted for presentation at the AACR Annual Meeting, being held April 8-13, 2022. The accepted poster will detail Calithera’s discovery of a novel series of VPS4A inhibitors that are currently advancing through lead optimization. VPS4A and VPS4B are paralog ATPases essential for remodeling intracellular organelle membranes. Membrane remodeling is an essential cellular function and loss of function of both VPS4 paralogs is lethal to cells. The preclinical data demonstrate that VPS4A genetic inhibition in cell lines with loss of VPS4B preferentially showed profound death in cancer cells. Calithera researchers have confirmed VPS4A and VPS4B as synthetic lethal paralog pairs, defined as genes with overlapping functions that when lost as a pair, lead to cell death. Due to the proximity of VPS4B to neighboring tumor suppressor genes, both homozygous and heterozygous loss of VPS4B can occur in cancer cells, making them vulnerable to VPS4A inhibition. VPS4B is lost in a heterozygous fashion in the majority of CRC, PDAC, ovarian, esophageal and head and neck cancers and is deleted in large numbers of other tumor types. At AACR 2022, Calithera will report the discovery of a series of novel, small-molecule VPS4A inhibitors which have potential in the treatment of VPS4B-deleted tumors.

Arginase Inhibitor CB-280

Our product candidate, CB-280, is a novel oral inhibitor of arginase being developed for the treatment of CF.

Arginase has been proposed to be critical in the pathophysiology of several non-oncology diseases, including CF. CF patients have a mutation in the gene that encodes the cystic fibrosis transmembrane-conductance regulator, or CFTR, making them particularly susceptible to progressive loss in lung function. Airway disease in CF has a complex pathophysiology and, despite recent advances in developing therapies for CF, there still remains an unmet need. CB-280 is a potent and selective oral inhibitor of arginase. Neutrophils accumulate in the lungs of CF patients and secrete arginase. Sputum from patients with CF has elevated arginase activity leading to diminished arginine levels. Reduced arginine is thought to exacerbate pulmonary disease in CF by impairing production of nitric oxide, leading to a diminished anti-microbial response and impaired airway function. It is known that airways of patients with CF have lower than normal nitric oxide, or NO, production, and lower NO levels directly correlate with worsened lung function and increased colonization with pathogens, including Pseudomonas aeruginosa. Research in CF patients has demonstrated that increasing arginine levels can increase the production of nitric oxide and improve lung function. In addition, published preclinical data also demonstrated that arginine-dependent NO-based signaling is associated with increased function of the CFTR.

We, along with our preclinical collaborators, have validated arginase inhibitors in mouse models of CF and showed that CB-280 significantly improved lung function and reduced Pseudomonas aeruginosa colony-forming units in CFTR knockout mice infected with Pseudomonas. We believe that arginase inhibition can lead to reduced infection and improved lung function in CF patients and that these data support the clinical development of CB-280 in CF.

In February 2019, we initiated a Phase 1 trial conducted under an Investigational New Drug (IND) application. The first-in-human Phase 1 Single Ascending Dose trial evaluated the safety, tolerability and pharmacokinetic profile of oral CB-280 in healthy volunteers. A Phase 1b clinical study in CF patients was initiated in July 2020, evaluating multiple doses of CB-280 compared to placebo in 32 adult CF patients to determine a maximum tolerated dose, or MTD, range for CB-280 in CF patients.

In November 2021, we presented interim data from the Phase 1b trial at the North American Cystic Fibrosis Conference (NACFC). Data were presented on the first 24 subjects (18 treated with CB-280, 6 with placebo) participating in the ongoing, Phase 1b dose-escalation trial in adults with CF. Key eligibility criteria for patients included chronic lung infection and current treatment with a stable CF medication regimen including CFTR modulators. Each dose cohort consisted of eight subjects randomized 3:1 to CB-280 or placebo dosed twice daily for 14 days. At the completion of each dose cohort, unblinded data were reviewed by an Independent Data Safety Monitoring Committee convened by the Cystic Fibrosis Foundation.

Data were presented for 50mg BID, 100mg BID and 200mg BID dose levels. The study enrolled subjects with a broad spectrum of CFTR genotypes, including nonsense mutations. Notably, 91% of subjects were already on CFTR modulator therapy with Trikafta® (elexacaftor/tezacaftor/ivacaftor) or Kalydeco® (ivacaftor). CB-280 had a well-tolerated safety profile across all three dose levels, and all 18 subjects receiving CB-280 completed treatment without treatment interruptions or premature discontinuations. CB-280 demonstrated linear pharmacokinetics with plasma exposure increasing proportionally with dose. Complete and continuous target inhibition in plasma was achieved at the 100 mg dose and above. CB-280 also demonstrated robust pharmacodynamic effects, with rapid and significant dose-proportional increases in plasma arginine, the key driver of NO production. Increased airway NO production was reflected by a trend showing an increase in fractional exhaled nitric oxide (FeNO) in subjects treated with CB-280. Sweat chloride, a marker of CFTR function, showed a trend towards decreasing in CB-280 treated subjects, in line with previously reported preclinical data showing that arginase inhibition enhances CFTR function in human bronchial epithelial cells. Together, these biomarker trends further substantiate the proposed mechanism of action as a rational approach to treating CF. Changes in forced expiratory volume in one second (FEV1)were assessed as a safety endpoint. A pooled analysis of treatment vs. placebo showed a positive trend in FEV1 compared to placebo. Enrollment of cohort 4 (300mg BID) and analysis is complete. No new safety signals were seen and plasma arginine, FeNO and FEV1 showed trends consistent with previous cohorts. Evaluation of next steps is ongoing. We plan on publishing the Ph1b data in the future.

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

Immuno-Oncology Preclinical IL4I1 Inhibitor CB-668

We have also identified CB-668, an investigational first-in-class, potent, orally administered IL4I1 inhibitor as a novel immuno-oncology approach to cancer. CB-668 is an inhibitor of the enzyme IL4I1, an enzyme that is expressed by tumor cells and antigen presenting cells, metabolizes phenylalanine, tyrosine and tryptophan to produce hydrogen peroxide, an inhibitor of T-cell function. In particular, IL4I1 can metabolize tryptophan to kynurenic acid and other metabolites that lead to immunosuppression in the tumor microenvironment. Preclinical data were presented at the 2020 SITC Annual Meeting. In syngeneic mouse models CB-668 exhibited immune mediated, single agent activity and augmented activity in combination with checkpoint inhibitors. IL4I1 expression has been correlated with poor clinical outcomes and expression is elevated in multiple tumor types including ovarian and B-cell tumors.

Partnered Programs

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

Tumors have evolved a number of strategies to avoid recognition and destruction by the immune system. One key mechanism is through suppression of cytotoxic T-cells that would otherwise attack and kill the cancer cells. Arginine is an amino acid that is fundamental to the function of cytotoxic T-cells. Without arginine, tumor specific cytotoxic T-cells and natural killer (NK) cells fail to activate, proliferate, and mount an effective anti-tumor response.

In response to tumor-secreted factors, myeloid-derived suppressor cells, or MDSCs, and neutrophils accumulate in the tumor and secrete the enzyme arginase, resulting in depletion of arginine from the tumor microenvironment. Significant infiltration by arginase-expressing myeloid cells has been reported in many solid tumor types including lung cancer, colorectal, esophageal, bladder, head and neck, kidney cancer, and other tumor types. We have confirmed that arginase-expressing MDSCs are found by immunohistochemistry, or IHC, in a wide range of tumor types including non-small cell lung (both adenocarcinoma and squamous types), gastrointestinal cancers and bladder cancers. Arginase enzyme levels are elevated in the plasma of cancer patients across a wide range of malignancies. We believe that arginase inhibitors can promote an anti-tumor immune response by restoring arginine levels, thereby allowing activation of the body’s cytotoxic T-cells and NK cells.

INCB001158, a potent and selective orally bioavailable arginase inhibitor was discovered by Calithera and is being developed by Incyte. INCB001158 entered clinical trials in September 2016 and is currently being tested in three ongoing clinical trials. The first Phase 1b/2 trial (NCT02903914) is designed to evaluate the safety and recommended Phase 2 dose of INCB001158 as a monotherapy and in combination with the immune checkpoint inhibitor pembrolizumab. Initial data from this study was reported as an oral presentation at the European Society for Medical Oncology (ESMO) on September 28, 2019.

A second clinical trial (NCT03314935) designed to evaluate INCB001158 in combination with chemotherapy opened for enrollment in November 2017. The Phase 1/2 trial in patients with solid tumors (including metastatic microsatellite stable colorectal cancer, biliary tract cancer (BTC), gastroesophageal cancer, endometrial cancer or ovarian cancer), is evaluating INCB001158 administered orally twice daily with either FOLFOX, gemcitabine/cisplatin or paclitaxel. Primary endpoints include safety and objective response rate. Preliminary safety and efficacy data of INCB001158 plus chemotherapy in patients with advanced biliary tract cancers was presented in a virtual poster session at the American Society of Clinical Oncology (ASCO) 2021 Gastrointestinal Cancers Symposium January 15-17, 2021.

One additional Phase 1/2 trial is ongoing, evaluating the safety and anti-tumor activity of INCB001158 in combination with daratumumab compared to daratumumab alone in refractory multiple myeloma patients (NCT03837509). In January 2017, we entered into a collaboration and license agreement, or the Incyte Collaboration Agreement, with Incyte. Under the terms of the Incyte Collaboration Agreement, we granted Incyte an exclusive, worldwide license to co-develop and co-commercialize our small molecule arginase inhibitors for hematology and oncology indications. In September 2021, we entered into a Settlement Agreement and Release with Incyte. Concurrently, the parties also filed a dismissal of the complaint we filed against Incyte for breach of contract in the Superior Court of California. Under the terms of the Settlement Agreement and Release, which resolves all claims in the complaint without any admission of liability or fault, Incyte agreed to pay us a negotiated settlement amount of $6.75 million and the parties exchanged mutual releases. In September 2021, we received and recognized the $6.75 million as milestone revenues. Effective September 30, 2020, we opted out of our co-development obligations as permitted under the terms of the Incyte Collaboration Agreement. As a result of our decision to opt out, Incyte will pay all costs to develop INCB001158 or any other licensed products. Incyte will pay us tiered royalties ranging from the low double digits to mid-teens on net sales of licensed products and total remaining potential development, regulatory and commercialization milestones of $720.0 million.

In December 2014, we entered into an exclusive license agreement, or the Arginase License Agreement, with Mars, Inc., by and through its Mars Symbioscience division, or Symbioscience, under which we have been granted the exclusive, worldwide license rights to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare. Under the Arginase License Agreement, we are responsible for the worldwide development and commercialization of the licensed products at our cost, are required to use commercially reasonable efforts with respect to such development and commercialization activities, and must meet certain general diligence obligations. We hold the first right to prosecute and to enforce all licensed rights under the Arginase License Agreement throughout the world, and Symbioscience will retain certain step-in enforcement rights. Under the exclusivity provisions of the Arginase License Agreement, each party agrees not to develop any other arginase inhibitors for use in human healthcare outside of the scope of the Arginase License Agreement

CD73 inhibitor CB-708 (now ATG-037)

CD73 is an enzyme that produces adenosine, a powerful inhibitor of immune function in tumors. CD73 is expressed across a wide range of tumors and tumor infiltrating leukocytes, and often correlates with poor prognosis. Blockade of adenosine production by CD73 inhibition is expected to reverse immunosuppression in the tumor microenvironment and enhance the immune system’s ability to fight the cancer. We have developed an orally-bioavailable small molecule inhibitor of CD73, CB-708, that has anti-tumor activity in mouse syngeneic models both as monotherapy and in combination with checkpoint inhibitors as well as chemotherapy. Preclinical data were presented at the 2019 AACR annual meeting in April and the SITC meeting in November demonstrating that CB-708 is a potent and selective inhibitor of CD73 that has immune-mediated, single agent activity in syngeneic mouse tumor models. In pre-clinical studies CB-708 was well-tolerated and shows enhanced antitumor activity when combined with either an anti-PD-L1 immunotherapy or with chemotherapeutic agents, such as oxaliplatin or doxorubicin. In May 2021, we entered into a license agreement with Antengene Investment Limited, or Antengene, a wholly-owned subsidiary of Antengene Corporation, where we granted Antengene an exclusive, worldwide license to develop and commercialize CB-708 (now ATG-037). Under the terms of the license agreement, we received an upfront payment of $3.0 million in May 2021 and may receive potential development, regulatory and sales milestone of up to $252.0 million. Additionally, we are eligible to receive tiered royalties on sales of licensed product up to low double-digits. In February 2022, Antengene announced approval from the Human Research Ethics Committee (HREC) in Australia to initiate the Phase I STAMINA trial, a first-in-human study of ATG-037 in patients with locally advanced or metastatic solid tumors (NCT05205109).

Intellectual Property

Our commercial success depends in large part on our ability to obtain and maintain intellectual property protection for our product candidates, including CB-228 (sapanisertib), CB-659 (mivavotinib), INCB001158, CB-280, our preclinical compounds, and our core technologies. Our policy is to seek to protect our intellectual property position by, among other methods, filing U.S. and foreign patent applications related to the technology, inventions and improvements that are important to the development and implementation of our business strategy. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position.

We file patent applications directed to our product candidates, preclinical compounds, and related technologies to establish intellectual property positions on these compounds and their uses in treating disease. As of December 31, 2021, we owned 23 issued U.S. patents, 150 issued foreign patents, and approximately 157 pending U.S. and foreign patent applications in the following foreign jurisdictions: Algeria, ARIPO, Argentina, Australia, Bangladesh, Brazil, Brunei, Canada, Chile, China, Colombia, Costa Rica, Dominican Republic, Ecuador, the Eurasian Patent Organization, Egypt, Europe, Georgia, Hong Kong, Indonesia, India, Iran, Israel, Japan, Jordan, Malaysia, Mexico, Morocco, New Zealand, Nigeria, Pakistan, Peru, Philippines, Russia, Singapore, South Africa, South Korea, Sri Lanka, Taiwan, Thailand, Tunisia, Ukraine, United Arab Emirates, Uruguay, Uzbekistan, Venezuela, and Vietnam. We expect that these patents and patent applications, if issued, would expire between November 2025 and October 2041.

Our dual TORC 1/2 inhibitor patent portfolio includes patents and applications owned by us and patents and applications exclusively licensed from The Regents of the University of California. As of December 31, 2021, it included nine issued U.S. patents. These patents claim compositions of matter for, methods of treating cancer with, and methods of synthesizing CB-228 and related compounds. They also claim methods of treating certain cancers using CB-228 at particular dosages, and methods of combining CB-228 with other compounds to treat certain cancers. In the U.S., the composition of matter patents are expected to expire between April 2027 and April 2031. We also have 63 issued foreign patents, three pending U.S. patent applications and five pending foreign patent applications directed to compositions of matter for CB-228 and related compounds, as well as methods of using these compounds. We expect that the claims to composition of matter within these patents and patent applications, if issued, would expire between November 2025 and August 2032.

Our SYK inhibitor intellectual property portfolio is wholly owned by us and as of December 31, 2021, included four issued U.S. patents and two U.S. patent applications covering the composition for and methods of using CB-659 and related compounds. The U.S. patents relating to the composition of matter for CB-659 are expected to expire between March 2031 and April 2036. We also own 56 related foreign patents and 30 related foreign pending patent applications. We expect that these foreign patents and patent applications, if issued, would be expected to expire between December 2030 and December 2035.

The intellectual property portfolio for our arginase inhibitor program, which includes INCB001158 and CB-280, includes issued patents and pending patent applications that we have exclusively licensed from Symbioscience as well as issued patents and pending patent applications that we own. This portfolio includes 20 issued U.S. patents, five pending U.S. patent applications, 113 corresponding pending foreign patent applications, and 85 issued foreign patents directed to various arginase inhibitors, therapeutic methods of using the compounds, methods of making the compounds, and intermediates useful in preparing the compounds. We expect that these patents and patent applications, if issued, would expire between April 2031 and May 2038.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties to manufacture clinical supplies of mivavotinib and sapanisertib. Mivavotinib and sapanisertib are organic compounds of low molecular weight. Our third-party contract manufacturers are currently producing clinical supplies for use in our clinical trials utilizing reliable and reproducible synthetic processes and common manufacturing techniques. We obtain our supplies from manufacturers on a purchase order basis and do not have any long-term arrangements. In addition, we do not currently have arrangements in place for bulk drug substance or drug product services of any of our clinical supplies. We intend to identify and qualify additional manufacturers to provide bulk drug substance and drug product services prior to submission of a new drug application to the FDA if necessary to ensure sufficient commercial quantities of mivavotinib and sapanisertib. Incyte Corporation and Antengene Corporation have responsibility for manufacturing of INCB001158 and ATG-037 drug substance and drug product, respectively.

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

Our primary competitors or product candidates in clinical development in either NRF2-mutated cancers, or with similar mechanism to an mTORC1/2 inhibitor are Antengene Corporation, AstraZeneca plc, and Celcuity, Inc. Our primary competitors or product candidates in clinical development for ABC or MyD88/CD79-mutated diffuse large B-cell lymphoma are AstraZeneca, Curis, Inc., HutchMed (China) Limited, and Kymera Therapeutics. Potential competitors with a mechanism similar to a SYK inhibitor, or for relapsed/refractory DLBCL in general also include ADC Therapeutics SA, Genentech, Inc., Karyopharm Therapeutics, and MorphoSys AG. Our primary competitors in the field of Cystic Fibrosis include AbbVie, Inc., Beyond Air Inc., Corbus Pharmaceuticals Holdings, Inc., Novartis AG, Novoteris, LLC, Proteostatis Therapeutics, Inc., Translate Bio, Inc., and Vertex Pharmaceuticals, Inc.

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

In addition to currently marketed therapies, there are also a number of therapeutics in late-stage clinical development to treat cancer. These therapeutics in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any product candidate for which we may obtain market approval.

Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved therapeutics than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The key competitive factors affecting the success of mivavotinib, sapanisertib, CB-280, INCB001158, ATG-037 and any future product candidates we develop, if approved, are likely to be their efficacy, safety, synergy with other approved therapies, convenience, price and the availability of reimbursement from government and other third-party payors.

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

Human Capital Resources

As of December 31, 2021, we had 63 employees, all of which were full-time employees, including 23 employees with Ph.D., Pharm.D. or M.D. degrees. Of these full-time employees, 41 employees are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees and directors through the granting of stock-based compensation awards.

Facilities

We occupy approximately 34,000 square feet of office and laboratory space in South San Francisco, California. Our lease term is through January 2024, with an option to extend another two years to January 2026. We believe that our facility is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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
•
There is substantial doubt regarding our ability to continue as a going concern. We will need substantial additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.
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
•
If it is determined that companion diagnostics are needed for the Takeda Programs, we may be unable to successfully develop companion diagnostics for biomarkers that enable patient selection, or experience significant delays in doing so, we may not realize the full commercial potential of the Takeda Programs.
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
•
The price of our common stock does not meet the requirements for continued listing on the Nasdaq Global Select Market. If we fail to maintain or regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

Risk Factors

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.

•
Since our inception, we have incurred significant operating losses. Our net loss was $115.1 million, $90.1 million and $89.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $491.3 million. To date, we have financed our operations through sales of our capital stock and payments from the Incyte Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it may be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
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

There is substantial doubt regarding our ability to continue as a going concern. We will need substantial additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

As of December 31, 2021, our cash and cash equivalents were $59.5 million. Based on our current business plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended December 31, 2021 are issued. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, potentially prepare for commercial launch of, and seek marketing approval for our product candidates, specifically sapanisertib, mivavotinib, and CB-280, and as we become obligated to make milestone payments pursuant to our outstanding license and asset purchase agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution of the approved product.

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

Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis, we may be required to further revise our business plan and strategy, which may result in us significantly curtailing, delaying or discontinuing one or more of our research or development programs or may result in our being unable to expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition and results of operations could be materially affected.

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

Sections 382 and 383 place a limitation on the amount of taxable income which can be offset by carryforward tax attributes, such as net operating losses or tax credits, after a change in control. Generally, after a change in control, a loss corporation cannot deduct carryforward tax attributes in excess of the limitation prescribed by Section 382 and 383. Therefore, certain of our carryforward tax attributes may be subject to an annual limitation regarding their utilization against taxable income in future periods. As a result of our IPO in 2014, we triggered an "ownership change" as defined in Internal Revenue Code Section 382 and related provisions. Additionally, due to stock acquired by investors and reported under Section 13(g), we believe that an “ownership change” occurred during 2018, as well. Subsequent ownership changes since 2018 may subject us to annual limitations of our net operating loss and credit carryforwards. Such annual limitation could result in the expiration of the net operating loss and credit carryforwards before utilization.

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

In October 2021, we acquired and licensed from Millennium certain technology, intellectual property and other assets related to the Takeda Programs, including certain patents and know-how solely related to the Takeda Programs and necessary for the exploitation of products containing the CB-228 and CB-659 compounds, as well as specified regulatory materials, agreements, materials and inventory related to the Takeda Programs. This transaction may require us to incur non-recurring and other charges, increase our near and long-term expenditures, impair relationships with key suppliers, upstream licensors or other licensees, pose significant integration challenges, require additional expertise, result in dilution to our existing stakeholders and disrupt our management and business, which could harm our operations and financial results. Under the agreement with Millennium, we are required to pursue commercially reasonable efforts to develop, and subsequently to commercialize, at least one CB-228 product and one CB-659 product in each of the United States, Japan and certain European countries. If we fail to properly exercise such efforts to develop and commercialize the Takeda Programs as specified in the asset purchase agreement, or otherwise breach the asset purchase agreement, we may be subject to various claims by Millennium and parties affiliated with Millennium, including claims that could result in the termination of the asset purchase agreement and the licenses and other rights granted to us thereunder. In addition, the development of the Takeda Programs and the other products and technologies acquired or licensed may not be successful or they may require significantly greater resources and investments than originally anticipated. Conversely, the liabilities assumed in the transaction could be greater than originally anticipated. As a result, the anticipated benefits of the acquisition may not be realized fully within the expected timeframe or at all or may take longer to realize or cost more than expected, which could harm our business, financial condition, results of operations and growth prospects.

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

If it is determined that companion diagnostics are needed for the Takeda Programs, we may be unable to successfully develop companion diagnostics for biomarkers that enable patient selection, or experience significant delays in doing so, we may not realize the full commercial potential of the Takeda Programs.

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
•
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

We or our collaborators are currently evaluating or plan to evaluate sapanisertib, mivavotinib, INCB001158 and CB-280 in Phase 1 and Phase 2 clinical trials. All our other programs are in research and preclinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, any current or future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If adverse effects were to arise in patients being treated with any of our product candidates, it could require us to halt, delay or interrupt clinical trials of such product candidate or adversely affect our ability to obtain requisite approvals to advance the development and commercialization of such product candidate. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many agents that initially showed promise in early stage testing for treating cancer or other diseases have later been found to cause side effects that prevented further development of the agent.

We are in early clinical trials and we have seen several adverse events, or AEs, deemed possibly or probably related to study drug in each of those programs. For example, in our evaluation of telaglenastat with nivolumab, during the dose escalation of the combination therapy, there was one report of dose limiting Grade 3 ALT increase. We have treated an insufficient number of patients to fully assess the safety of telaglenastat and INCB001158 and, as these trials progress, we may experience frequent or severe adverse events. Our ongoing and planned trials for sapanisertib, mivavotinib and CB-280 and Incyte’s ongoing and planned trials for INCB001158 may fail due to safety issues, and we may need to abandon development of product candidates from these programs. Our other research programs may fail due to preclinical or clinical safety issues, causing us to abandon or delay the development of a product candidate from these programs.

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

Our primary competitors or product candidates in clinical development in either NRF2-mutated cancers, or with similar mechanism to an mTORC1/2 inhibitor are Antengene Corporation, Celcuity, Inc. Our primary competitors or product candidates in clinical development for biomarker-defined diffuse large B-cell lymphoma or with a similar mechanism to a SYK inhibitor are Alexion Pharmaceuticals, Inc., Curis, Inc., Genentech, Inc., HutchMed (China) Limited, Karyopharm Therapeutics, MorphoSys AG. Our primary competitors in the field of Cystic Fibrosis include AbbVie, Inc., Beyond Air Inc., Corbus Pharmaceuticals Holdings, Inc., Novartis AG, Novoteris, LLC, Proteostatis Therapeutics, Inc., Translate Bio, Inc., and Vertex Pharmaceuticals, Inc.

Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products sooner than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties may compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third party manufacturers for the manufacture of our product candidates for preclinical studies and clinical trials and for commercial supply of any of these product candidates for which we obtain marketing approval. To date, we have obtained or plan to obtain materials for sapanisertib, mivavotinib, INCB001158 and CB-280 for our current and planned clinical trials from third-party manufacturers. We have engaged third party manufacturers to obtain the active ingredient for INCB001158 and CB-280 for pre-clinical testing and clinical trials. We do not have a long-term supply agreement with any third-party manufacturers, and we purchase our required drug supply on a purchase order basis.

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
•
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

Risks Related to Our Securities

The price of our common stock currently does not meet the requirements for continued listing on the Nasdaq Global Select Market. If we fail to maintain or regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

The continued listing standards of the Nasdaq Global Select Market, or Nasdaq, require, among other things, that the minimum price of a listed company’s stock be at or above $1.00. If the minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. The bid price of our common stock has recently closed below the minimum $1.00 per share requirement and on December 30, 2021 we received a notification of noncompliance from Nasdaq. In accordance with Nasdaq’s listing rules, we will be afforded 180 calendar days to regain compliance with the bid price requirement. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days.

In such circumstance, if we fail to regain compliance, our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Unless our common stock continues to be listed on a national securities exchange it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.

If we are unable to maintain the listing of our common stock on Nasdaq or another national securities exchange, our common stock could become subject to the so-called “penny stock” rules if the shares have a market value of less than $5.00 per share. The SEC has adopted regulations that define a penny stock to include any stock that has a market price of less than $5.00 per share, subject to certain exceptions, including an exception for stock traded on a national securities exchange. The SEC regulations impose restrictive sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. An accredited investor generally is a person whose individual annual income exceeded $200,000, or whose joint annual income with a spouse exceeded $300,000 during the past two years and who expects their annual income to exceed the applicable level during the current year, or a person with net worth in excess of $1.0 million, not including the value of the investor’s principal residence and excluding mortgage debt secured by the investor’s principal residence up to the estimated fair market value of the home, except that any mortgage debt incurred by the investor within 60 days prior to the date of the transaction shall not be excluded from the determination of the investor’s net worth unless the mortgage debt was incurred to acquire the residence. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. This means that if we are unable maintain the listing of our common stock on a national securities exchange, the ability of stockholders to sell their common stock in the secondary market could be adversely affected. If a transaction involving a penny stock is not exempt from the SEC’s rule, a broker-dealer must deliver a disclosure schedule relating to the penny stock market to each investor prior to a transaction. The broker-dealer also must disclose the commissions payable to both the broker-dealer and its registered representative, current quotations for the penny stock, and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the customer’s account and information on the limited market in penny stocks.

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

Stockholders will incur dilution of their percentage ownership interest in our common stock to the extent we issue additional shares of common stock to the holders of the Series A preferred stock. Any issuance or potential issuance of additional shares of common stock could adversely affect our stock price, make it more difficult for us to raise capital on favorable terms, or at all, and harm our business, results of operations and financial condition

We cannot take certain actions without the consent of the holders of Series A preferred stock.

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

We may be required to make significant cash payments to the holders of Series A preferred stock if we do not receive requisite stockholder approval to allow the conversion of the Series A preferred stock to common stock, which may limit our working capital liquidity.

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

Holders of Record

As of March 25, 2022, there were approximately 20 holders of record of our common stock.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included in Part II, Item 8 of this report.

This discussion and analysis generally covers our financial condition and results of operations for the year ended December 31, 2021, including year-over-year comparisons versus the year ended December 31, 2020. Our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021, and available free of charge on the SEC’s website at www.sec.gov and at our investor relations website www.calithera.com, includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2019 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

We are a fully-integrated, clinical stage precision oncology biopharmaceutical company. Driven by a commitment to rigorous science and a passion for improving the lives of people impacted by cancer and other life-threatening diseases, we are advancing a pipeline of investigational, small molecule oncology compounds with a biomarker-driven approach. While we are primarily focused on oncology, we are opportunistically developing therapeutics outside of oncology where we can leverage our existing expertise in immune cell metabolism to treat diseases with unmet needs, as is the case in cystic fibrosis.

Targeted, Biomarker-Defined Small Molecules

Our core expertise is in oncology, discovering and developing novel small molecule enzyme inhibitors. We are well-versed and nimble in conducting biomarker-driven early and late stage clinical trials, and are leveraging this expertise by developing the mid-stage clinical assets we have recently added to our precision oncology pipeline. We acquired mivavotinib, a spleen tyrosine kinase (SYK) inhibitor, and sapanisertib, a dual mTORC1/2 inhibitor, and wholly own development and commercial rights to these programs. Our expertise has allowed us to develop biomarker-driven strategies, and design potential paths for rapid approval for mivavotinib and sapanisertib in genetically-defined patient populations.

Mivavotinib is a SYK inhibitor that targets the constitutively activated B-cell receptor (BCR) pathway in DLBCL and other non-Hodgkin lymphomas (NHLs) and has durable single agent responses in unselected relapsed/refractory DLBCL. Mivavotinib is differentiated from other SYK inhibitors, as demonstrated by higher clinical response rates than other SYK inhibitors evaluated in relapsed/refractory DLBCL patients in separate studies and this may be due to higher tissue penetration and duration of target engagement of mivavotinib as compared to others. The overall safety profile appears favorable and should allow for development as a single agent or in combination.

SYK is known to activate multiple cell-signaling pathways in activated B-cell like (ABC) DLBCL: NF-kB and phosphoinositide 3-kinase (PI3K) pathways, compared to germinal center B-cell like (GCB) DLBCL, where it primarily activates the PI3K pathway. We conducted a retrospective analysis and found a substantially higher response rate in ABC (53%) compared to GCB (22%) DLBCL. In addition, recent preclinical studies have shown enhanced SYK activity, and sensitivity to SYK inhibition in DLBCL with mutations in MyD88 and/or CD79, and this subset of ABC patients are known to have poorer outcomes to standard of care therapies. The compelling single agent ORR in ABC DLBCL, and potential for further enrichment of in a genetically-defined subset of ABC DLBCL with MyD88/CD79 mutations provide a well-defined, efficient development path.

Sapanisertib is a potent and selective, dual mTORC1/2 inhibitor that targets a key survival mechanism in KEAP1/NRF2-mutated tumor cells. Activating mutations in NRF2 or inactivating mutations in KEAP1 lead to constitutive activation of the oxidative stress pathway, enhancing tumor growth and survival. NRF2 activation has been shown to upregulate the mTOR pathway. Squamous non-small cell lung cancer (sqNSCLC) is 25-30% of all non-small cell lung cancer, and 15% of those patients have tumors with a NRF2-mutation. NRF2/KEAP1 mutations confer a poorer prognosis for NSCLC, and sapanisertib has the potential to benefit this underserved patient population. Sapanisertib has demonstrated promising single-agent clinical activity in patients with relapsed/refractory (R/R) NRF2-mutated sqNSCLC and exhibits differential antitumor activity compared to rapalog inhibitors of TORC1 in NRF2-mutant sqNSCLC xenograft models. Sapanisertib has a well-characterized clinical safety profile and was well tolerated in R/R NSCLC patients. The responses seen in a recent phase 2 trial (27% [3/11]) were durable, with a median PFS of 8.9 months. In comparison, historic standard of care treatment with salvage chemotherapy has a median PFS of 3-4.5 months. These promising data and high unmet need led us to design a two-part phase 2 study of relapsed/refractory sqNSCLC patients with or without NRF2-mutations as detected by next generation sequencing (NGS).

Our near-term clinical development plans are to initiate phase 2 trials in the first half of 2022 for mivavotinib monotherapy in relapsed/refractory activated B-cell (ABC) diffuse large B-cell lymphoma (DLBCL) with and without MyD88/CD79b mutations and for sapanisertib monotherapy in relapsed/refractory NRF2 (NFE2L2)-mutated squamous non-small cell lung cancer. By focusing on well-characterized genetic vulnerabilities with molecules that have already shown durable single agent activity, we will be able to generate phase 2 data with these efficient study designs. We plan to share data from these studies by the first quarter of 2023.

Synthetic Lethality Preclinical Pipeline

Calithera continues to leverage its discovery engine to build a preclinical pipeline of synthetic lethality targets with a focus on paralog genes. We will present data describing novel VPS4A inhibitors discovered by Calithera at the American Association for Cancer Research (AACR) 2022 Annual Meeting. The accepted poster will detail Calithera’s discovery of a novel series of VPS4A inhibitors that are currently advancing through lead optimization.

Additional Small Molecule Programs

Our product candidate, CB-280, which is solely owned by Calithera, is a novel oral inhibitor of arginase being developed for the treatment of cystic fibrosis, or CF. In 2020, we were awarded up to $2.4 million from the Cystic Fibrosis Foundation to support development of CB-280 and in 2021 we presented interim data from the Phase 1b trial at the North American Cystic Fibrosis Conference (NACFC). CB-280 was well tolerated, demonstrated linear pharmacokinetics (PK), and showed complete and continuous target inhibition in plasma at doses at or above 100mg. CB-280 also demonstrated robust pharmacodynamic (PD) effects, with rapid and significant dose-proportional increases in plasma arginine, the key driver of NO production. Enrollment and analysis of all four cohorts is now complete and evaluation of next steps is ongoing.

Partnered Programs

Arginase Inhibitor INCB001158

An additional arginase inhibitor, INCB001158, was discovered by Calithera and is being developed by Incyte Corporation, or Incyte, for oncology and hematology indications, and is currently being evaluated in Phase 1/2 trials in combination with other anti-cancer agents.

CD73 Inhibitor CB-708 (ATG037) for Oncology

A highly potent, selective, orally-bioavailable small molecule inhibitor of CD73, CB-708 (now ATG037) was discovered by Calithera. Preclinical data were presented at the 2019 American Association for Cancer Research (AACR) annual meeting and the 2019 SITC meeting demonstrating that CB-708 has immune-mediated, single agent activity in syngeneic mouse tumor models. In May 2021, we entered into a license agreement with Antengene Investment Limited, or Antengene, a wholly-owned subsidiary of Antengene Corporation, where we granted Antengene an exclusive, worldwide license to develop and commercialize CB-708 (now ATG-037). In February 2022, Antengene announced the approval of a first-in-human study of ATG-037 in patients with locally advanced or metastatic solid tumors.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles.

Revenue Recognition

We recognize revenue under Accounting Standards Codification, or ASC No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We have a collaboration and license agreement with Incyte, the Incyte Collaboration Agreement, and a license agreement with Antengene, the Antengene License Agreement, that are within the scope of ASC 606, under which we license certain rights to our product candidates. The terms of these arrangements include payment to the Company of non-refundable, upfront license fees, and potential development, regulatory and sales milestones, and sales royalties. Each of these payments results in collaboration or license revenue, except for revenues from royalties on net sales of licensed products, which would be classified as royalty revenues.

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

Upfront payments and fees from Incyte are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less.

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

Financial Overview

Our Ability to Continue as a Going Concern

We had cash and cash equivalents of approximately $59.5 million as of December 31, 2021. In accordance with Accounting Standards Codification, or ASC, 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued on March 31, 2022. This evaluation initially does not take into consideration the potential mitigating effect of our plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviate substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future sales of shares of our capital stock, if received, including proceeds from our $10.0 million public offering which priced on March 29, 2022 and is expected to close on April 1, 2022, cannot be considered probable at this time because none of the plans are entirely within our control and, with the exception of our recent offering, have not been approved by our board of directors as of the date of the financial statements. Therefore, our expectation to generate operating losses and negative operating cash flows in the future and our need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these financial statements are issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

License Revenue

License revenue in the year ended December 31, 2021 represents the milestone payment received in September 2021 from the Incyte Collaboration Agreement and the recognition of the upfront payment received in May 2021 from our Antengene License Agreement.

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
•
license fees and milestone payments related to our licensing agreements; and
•
the asset acquisition of sapanisertib and mivavotinib.

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

The following table shows our research and development expenses for 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(in thousands)
Development candidate:
Sapanisertib (CB-228)	$1,553	$—
Mivavotinib (CB-659)	1,151	—
Telaglenastat (CB-839)	35,234	53,776
CB-280	6,755	5,998
INCB001158	—	4,133
Research and development related to acquisition of sapanisertib and mivavotinib	50,875	—
Total development	95,568	63,907
Preclinical and research:
Preclinical and research	8,762	7,108
Total	$104,330	$71,015

Excluding the in-process research and development charge associated with our acquisition of sapanisertib and mivavotinib, we expect our research and development expenses will increase during the next few years as we advance our product candidates into and through clinical trials, and pursue regulatory approval of our product candidates. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for our product candidates. The probability of success of our product candidates may be affected by numerous factors, including clinical data, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

	Years Ended
	December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Revenue:
License revenue	$9,750	$—	$9,750	NM
Total revenue	9,750	—	9,750	NM
Operating expenses:
Research and development	53,455	71,015	(17,560)	-25%
Research and development related to asset acquisition	50,875	—	50,875	NM
General and administrative	20,853	20,372	481	2%
Total operating expenses	125,183	91,387	33,796	37%
Loss from operations	(115,433)	(91,387)	(24,046)	26%
Interest and other income, net	345	1,250	(905)	-72%
Net loss	$(115,088)	$(90,137)	$(24,951)	28%

NM: Not Meaningful

License Revenue. License revenue increased from $0 for 2020 to $9.8 million for 2021, and is comprised of the $6.75 million milestone payment received in September 2021 under our Incyte Collaboration Agreement and the recognition of the $3.0 million upfront payment received in May 2021 from our Antengene License Agreement.

Research and Development. Research and development expenses decreased $17.6 million, or 25%, from $71.0 million for 2020 to $53.4 million for 2021. The decrease was due to an $18.5 million decrease in the telaglenastat program and a $4.1 million decrease in the INCB001158 program, partially offset by a $1.5 million increase due to the sapanisertib program, a $1.1 million increase due to the mivavotinib program, a $1.6 million increase in our early stage research and a $0.8 million increase in the CB-280 program.

Research and Development Related to Asset Acquisition. The increase of $50.9 million in research and development related to our asset acquisition of sapanisertib and mivavotinib in the fourth quarter of 2021, and comprised of an upfront payment of $10.0 million in cash and $40.9 million attributed to the value of the Series A convertible preferred stock on the date issued, estimated using the Black-Scholes option-pricing model.

General and Administrative. General and administrative expenses increased $0.5 million, or 2%, from $20.4 million for 2020 to $20.9 million for 2021. The increase was due to a $1.0 million increase in personnel-related costs, primarily from increases in stock-based compensation expense, and a $0.7 million increase in professional services, primarily in legal expenses related to our Settlement Agreement and Release with Incyte and our Asset Purchase Agreement with Takeda, and higher directors and officers liability insurance, partially offset by a $1.2 million decrease in rent expense related to the amendment of our facility lease in March 2021.

Interest and Other Income, net. Interest and other income, net decreased $0.9 million, from $1.2 million for 2020 to $0.3 million for 2021. The decrease of $0.9 million was primarily due to lower interest income generated from lower returns and lower balances on our investments, partially offset by a $0.4 million gain related to the remeasurement of our lease liability.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents totaling $59.5 million. Our operations have been financed by net proceeds from the sale of shares of our capital stock and payments from our collaboration and licensing agreements.

March 2022 Public Offering

On March 29, 2022, we priced an underwritten public offering of 18,518,519 shares of our common stock at a price to the public of $0.54 per share. Each share of common stock is accompanied by a warrant to purchase one share of common stock at an exercise price of $0.54 per share, which is immediately exercisable and will expire 18 months from the date of issuance, or a short-term warrant, and a warrant to purchase one share of common stock at an exercise price of $0.54 per share, which is immediately exercisable and will expire 5 years from the date of issuance, or a long-term warrant. The gross proceeds to us from the offering are expected to be approximately $10.0 million, before deducting underwriting discounts and commissions and estimated offering expenses. The offering is expected to close on April 1, 2022, subject to customary closing conditions.

Millennium Asset Purchase Agreement

On October 18, 2021, we entered into an Asset Purchase Agreement, or APA, with Millennium. In accordance with the APA, we entered into a Preferred Stock Purchase Agreement pursuant to which we agreed to issue to Millennium 1,000,000 shares of our Series A convertible preferred stock, or the Series A preferred stock. The Series A preferred stock is initially convertible at the option of the holder into approximately 17.2 shares of common stock, based on our $2.04 per share closing stock price from October 15, 2021. The conversion rate of the Series A preferred stock is subject to anti-dilution adjustments that if triggered would result in the issuance of additional shares of common stock upon conversion. We intend to seek stockholder approval at our next regular stockholder meeting for the issuance of the shares of common stock above 20% in accordance with the rules of The Nasdaq Stock Market LLC, including additional shares that may become issuable as a result of any price-based anti-dilution adjustments. The Series A preferred stock has the preferences, rights and limitations set forth in the Certificate of Designations, as filed with the Secretary of State of the State of Delaware. If we are unable to obtain stockholder approval in accordance with the rules of The Nasdaq Stock Market LLC for the conversion of all of the shares of Series A preferred stock to common stock, and as a result Millennium is unable to convert any portion of the Series A preferred stock to common stock, then we and Millennium will negotiate in good faith the timing and amount per share to be paid to compensate Millennium for such inability to convert. If we are able to obtain stockholder approval in accordance with the rules of The Nasdaq Stock Market LLC for the conversion of all of the shares of Series A preferred stock to common stock but Millennium is unable to convert as a result of the Accounting Cap (defined as 19.99% of the outstanding common stock of the Company on any date) any portion of the Series A preferred stock to common stock by the five year anniversary of the issue date, then on each yearly anniversary thereafter, any shares of Series A preferred stock that remain outstanding shall automatically be converted into common stock at the applicable conversion ratio, in each case subject to the Accounting Cap, until such point in time as all shares of Series A preferred stock have been converted.

Shelf Registration Statement

In August 2020, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, or SEC, which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our common stock. As of December 31, 2021, $238.6 million of our common stock remained available for sale, of which $63.6 million may be issued and sold pursuant to an "at-the-market" offering program, or ATM program, for sales of our common stock under a sales agreement with Jefferies LLC, subject to certain conditions as specified in the sales agreement. From January 1, 2022 through March 31, 2022, we sold an additional 1,233,875 shares of common stock under the ATM program, at an average price of $0.57 per share, for gross and net proceeds of $0.7 million, after deducting commissions and other offering expenses payable by us. As of March 31, 2022, we had $62.9 million of common stock remaining and available to be sold under the ATM program, subject to certain conditions as specified in the agreement. Our ability to sell securities under the shelf registration statement and the ATM program will be limited until we are no longer subject to the SEC's "baby shelf" limitations.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these consolidated financial statements are issued on March 31, 2022. However, we believe that our existing cash and cash equivalents as of December 31, 2021, together with proceeds from our $10.0 million public offering expected to close on April 1, 2022, will be sufficient for us to meet our current operating plan through the second quarter of 2023. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially based on a number of factors including the extent and magnitude of the impact from the COVID-19 pandemic, in particular the challenges associated with opening new and enrolling existing clinical studies. Based on current planning assumptions, we intend to announce data from our sapanisertib and mivavotinib Phase 2 studies by the first quarter of 2023. If data from these trials are not available until after the end of the second quarter of 2023, we will require additional capital to release these data. In addition, in order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

Contractual Obligations

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our contractual obligations primarily consist of our obligation under our non-cancellable operating lease. The aggregate amount of future operating lease payments over the term of our lease is $3.3 million as of December 31, 2021. For additional information on our lease and timing of future payments, see Note 5 on Operating Leases in Notes to Financial Statements of this annual report on Form 10‑K.

In the normal course of business, we enter into agreements with clinical research organizations for clinical trials and clinical manufacturing organizations for clinical supply manufacturing and with other vendors for preclinical research studies, investigator-led trials and other services and products for operating purposes. We have not considered these payments to be contractual obligations since the contracts are generally cancelable at any time by us upon less than 180 days’ prior written notice. We also have certain in-license agreements that require us to pay milestones to such third parties upon achievement of certain development, regulatory or commercial milestones. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(66,300)	$(84,312)
Cash provided by investing activities	$7,853	$88,960
Cash provided by financing activities	$10,668	$42,061

Cash used in operations was $66.3 million for 2021, compared to $84.3 million for 2020. The decrease of $18.0 million in cash used in operating activities was primarily associated with a decrease in research and development costs related to our telaglenastat and INCB001158 programs, partially offset by an increase of $10 million in cash paid as an upfront payment for our asset acquisition of sapanisertib and mivavotinib in October 2021.

Cash provided by investing activities was $7.9 million and $89.0 million in 2021 and 2020, respectively, and was related to proceeds from the sale and maturity of investments of $8.0 million and $146.1 million, respectively, partially offset by purchases of investments of $57.1 million in 2020. For each of 2021 and 2020, the Company also purchased $0.1 million in property and equipment.

Cash provided by financing activities was $10.7 million and $42.1 million in 2021 and 2020, respectively. For 2021, we received $10.7 million in net proceeds from the sale and issuance of common stock related to our at-the-market offering program and $0.2 million in proceeds from the issuance of common stock upon the exercise of stock options and employee stock purchase plan purchases, partially offset by preferred stock issuance costs of $0.2 million. For 2020, we received $33.5 million in net proceeds from the sale and issuance of common stock related to our public offering, $7.4 million in net proceeds from the issuance of common stock through our at-the-market offering program, and $1.2 million from the issuance of common stock upon the exercise of stock options and from employee stock plan purchases.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

CALITHERA BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Calithera Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Calithera Biosciences, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued research and development expenses
Description of the Matter

As of December 31, 2021, the Company accrued $5.1 million of clinical and contract manufacturing expenses. As described in Note 2 to the consolidated financial statements, the Company records accrued liabilities for estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced. The Company accrues for these costs based on factors such as estimates of the work completed under service agreements established with its third-party service providers.

Auditing management’s accounting for accrued research and development expenses was especially challenging because the analysis is dependent upon data exchanged between internal clinical personnel and third-party service providers. The determination of the accrual when the Company has either not been invoiced or has not received information regarding actual costs incurred requires evaluation of the status and timing of actual services performed, number of patients enrolled, and the rates charged for patient enrollments, which is tracked in spreadsheets and other end user computing programs.

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

Accounting for Preferred Stock Purchase Agreement
Description of the Matter

In connection with the Company’s Preferred Stock Purchase Agreement entered into in October 2021, the Company issued Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, 1,000,000 shares of the Company’s Series A convertible preferred stock. As described in Note 6 to the consolidated financial statements, each share of Series A convertible preferred stock is initially convertible at the option of the holder into approximately 17.2 shares of the Company’s common stock. The conversion rate of the Series A convertible preferred stock is subject to anti-dilution adjustments that if triggered would result in the issuance of additional shares of the Company’s common stock upon conversion. The Company presents the Series A convertible preferred stock as temporary equity in the December 31, 2021 consolidated balance sheet.

Auditing management’s accounting for the Series A convertible preferred stock was especially challenging due to the high degree of auditor judgment involved in assessing the accounting for and estimation of the fair value of the Series A convertible preferred stock. Specifically, it was challenging to assess the interpretation and application of the accounting literature to the transaction and also required professionals with specialized skills and knowledge to assess the methodology and key inputs used by the Company to estimate the fair value of the Series A convertible preferred stock.

How We Addressed the Matter in Our Audit

Our testing of the company's accounting for and disclosures related to the Series A convertible preferred stock included, among others, reading the terms of the Preferred Stock Purchase Agreement, evaluating provisions related to the anti-dilution adjustments and contingent redemption feature, and evaluating the Company’s application of the technical accounting literature regarding classifying the Series A convertible preferred stock as temporary equity. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in performing an independent assessment of the valuation methodology applied and concluded fair value of the Series A convertible preferred stock recorded by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Redwood City, California

March 31, 2022

Calithera Biosciences, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$59,537	$107,146
Short-term investments	—	8,005
Receivables from collaborations	—	1,541
Prepaid expenses and other current assets	1,915	2,011
Total current assets	61,452	118,703
Restricted cash	270	440
Property and equipment, net	556	690
Operating lease right-of-use asset	2,478	5,754
Total assets	$64,756	$125,587
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,650	$1,994
Accrued and other liabilities	10,356	16,407
Total current liabilities	14,006	18,401
Noncurrent operating lease liability	1,666	4,815
Total liabilities	15,672	23,216
Commitments and contingencies (Note 5)
Convertible preferred stock; $0.0001 par value; 10,000 shares authorized as of December 31, 2021 and 2020; 1,000 and no shares issued and outstanding as of December 31, 2021 and 2020, respectively; $35,000 liquidation preference as of December 31, 2021 (Note 6)	40,702	—
Stockholders’ equity:
Common stock, $0.0001 par value, 200,000 shares authorized as of December 31, 2021 and 2020; 77,144 and 70,686 shares issued and outstanding as of December 31, 2021 and 2020, respectively	8	7
Additional paid-in capital	499,700	478,599
Accumulated deficit	(491,326)	(376,238)
Accumulated other comprehensive income	—	3
Total stockholders’ equity	8,382	102,371
Total liabilities, convertible preferred stock and stockholders’ equity	$64,756	$125,587

See accompanying notes.

Calithera Biosciences, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
License revenue	$9,750	$—	$—
Total revenue	9,750	—	—
Operating expenses:
Research and development	53,455	71,015	76,290
Research and development related to asset acquisition	50,875	—	—
General and administrative	20,853	20,372	16,605
Total operating expenses	125,183	91,387	92,895
Loss from operations	(115,433)	(91,387)	(92,895)
Interest and other income, net	345	1,250	3,035
Net loss	$(115,088)	$(90,137)	$(89,860)
Net loss per share, basic and diluted	$(1.56)	$(1.31)	$(1.90)
Weighted average common shares used to compute net loss per share, basic and diluted	73,869	68,814	47,312

See accompanying notes.

Calithera Biosciences, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(115,088)	$(90,137)	$(89,860)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(3)	(39)	155
Total comprehensive loss	$(115,091)	$(90,176)	$(89,705)

See accompanying notes.

Calithera Biosciences, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	38,834	$4	$322,993	$(196,170)	$(113)	$126,714
Issuance of common stock in connection with public offering, net of underwriting commissions and issuance costs	—	—	14,375	1	53,760	—	—	53,761
Issuance of common stock in connection with at-the-market offerings, net of underwriting commissions and issuance costs	—	—	9,929	1	43,967	—	—	43,968
Issuance of common stock pursuant to equity incentive plans	—	—	376	—	1,222	—	—	1,222
Stock-based compensation expense	—	—	—	—	6,466	—	—	6,466
Cumulative-effect adjustment from adoption of ASU 2018-07 accounting standard on stock compensation	—	—	—	—	71	(71)	—	—
Net loss	—	—	—	—	—	(89,860)	—	(89,860)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	155	155
Balance at December 31, 2019	—	—	63,514	6	428,479	(286,101)	42	142,426
Issuance of common stock in connection with public offering, net of underwriting commissions and issuance costs	—	—	5,750	1	33,463	—	—	33,464
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	—	—	1,160	—	7,397	—	—	7,397
Issuance of common stock pursuant to equity incentive plans	—	—	262	—	1,200	—	—	1,200
Stock-based compensation expense	—	—	—	—	8,060	—	—	8,060
Net loss	—	—	—	—	—	(90,137)	—	(90,137)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(39)	(39)
Balance at December 31, 2020	—	—	70,686	7	478,599	(376,238)	3	102,371
Issuance of Series A convertible preferred stock, net of issuance costs of $173	1,000	40,702	—	—	—	—	—	—
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	—	—	5,245	1	10,660	—	—	10,661
Issuance of common stock pursuant to equity incentive plans	—	—	1,213	—	177	—	—	177
Stock-based compensation expense	—	—	—	—	10,264	—	—	10,264
Net loss	—	—	—	—	—	(115,088)	—	(115,088)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(3)	(3)
Balance at December 31, 2021	1,000	$40,702	77,144	$8	$499,700	$(491,326)	$—	$8,382

See accompanying notes.

Calithera Biosciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows Used in Operating Activities
Net loss	$(115,088)	$(90,137)	$(89,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	280	364	479
Accretion (amortization) of premiums and discounts on investments	2	(142)	(897)
Stock-based compensation	10,264	8,060	6,466
Gain on remeasurement of the lease liability	(362)	—	—
Non-cash lease expense	1,134	1,506	1,366
Series A convertible preferred stock issued for research and development related to asset acquisition	40,875	—	—
Changes in operating assets and liabilities:
Receivables from collaborations	1,541	(1,059)	1,515
Prepaid expenses and other current assets	96	(58)	(26)
Other assets	—	280	289
Accounts payable	1,656	(58)	816
Accrued liabilities	(5,523)	(1,590)	2,576
Lease liability	(1,175)	(1,478)	(1,469)
Net cash used in operating activities	(66,300)	(84,312)	(78,745)

Cash Flows Provided by (Used in) Investing Activities
Purchases of investments	—	(57,059)	(153,227)
Proceeds from the sale and maturity of investments	8,000	146,080	142,450
Purchase of property and equipment	(147)	(61)	(7)
Net cash provided by (used in) investing activities	7,853	88,960	(10,784)

Cash Flows Provided by Financing Activities
Proceeds from issuance of common stock upon public offering, net	—	33,464	53,760
Proceeds from issuance of common stock through at-the-market offerings, net	10,664	7,397	43,926
Issuance costs related to the issuance of convertible preferred stock	(173)	—	—
Proceeds from stock option exercises and employee stock plan purchases	177	1,200	1,222
Net cash provided by financing activities	10,668	42,061	98,908

Net (decrease) increase in cash, cash equivalents, and restricted cash	(47,779)	46,709	9,379
Cash, cash equivalents, and restricted cash at beginning of period	107,586	60,877	51,498
Cash, cash equivalents, and restricted cash at end of period	$59,807	$107,586	$60,877

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

The Company's Ability to Continue as a Going Concern

As of December 31, 2021, the Company had cash and cash equivalents of $59.5 million. The Company has incurred losses since inception and to date has financed its operations primarily through the sale of shares of its capital stock and payments from the Company’s collaboration and licensing agreements. As of December 31, 2021, the Company had an accumulated deficit of $491.3 million. During the twelve months ended December 31, 2021, the Company incurred a loss from continuing operations of $115.1 million and used $66.3 million of cash in operations. The Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of its existing product candidates, including sapanisertib and mivavotinib, and the achievement of a level of revenues adequate to support its cost structure.

In accordance with Accounting Standards Codification, or ASC, 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these consolidated financial statements are issued on March 31, 2022. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future equity or debt issuances, including proceeds from our $10.0 million public offering which priced on March 29, 2022 and is expected to close on April 1, 2022, cannot be considered probable at this time because these plans are not entirely within the Company’s control and, with the exception of our recent offering, have not been approved by the board of directors as of the date of these consolidated financial statements.

The Company's expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these consolidated financial statements are issued on March 31, 2022. Management's plans to alleviate the conditions that raise substantial doubt include the pursuit of additional cash resources through sales of shares of its capital stock, including proceeds from its $10.0 million public offering which priced on March 29, 2022 and is expected to close on April 1, 2022, reduced 2022 spending, and potentially through strategic collaboration or licensing agreements. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

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

Receivables from Collaborations

Receivables from collaborations represent amounts due under the terms of the Company’s collaboration agreements and awards, primarily its collaboration agreement with Incyte Corporation, or Incyte, as described in Note 12, Collaboration and Licensing Agreements - Incyte Collaboration and License Agreement, for reimbursements of certain costs. Based on its evaluation of credit worthiness and historical payment patterns, the Company did not record any allowance for doubtful accounts as of December 31, 2021 and 2020.

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

The Company had no contract assets or contract liabilities during the years ended December 31, 2021, 2020 and 2019. For the years ended December 31, 2021, 2020 and 2019, the Company did not recognize any revenue from performance obligations satisfied in previous periods.

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

Leases

The Company accounts for its leases under ASC No. 2016-02, Leases (Topic 842), or ASC 842. Operating lease right-of-use, or ROU, assets and lease liabilities are recognized at commencement and are recorded for leases with durations greater than 12 months.

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

Acquisitions

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transactions should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the requirements of a business in which case the transaction is accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date, and that the fair value of acquired intangibles be recorded on the balance sheet. If the transaction is accounted for under the acquisition method of accounting, the Company expenses the transaction costs as incurred, and any excess of the purchase price over the assigned fair value of the net assets acquired is recorded as goodwill. In connection with acquisitions, contingent consideration can be earned by the sellers upon completion of certain future performance milestones. In these cases, a liability is recorded on the acquisition date, as a component of accrued liabilities and/or other long-term liabilities, for an estimate of the acquisition date fair value of the contingent consideration.

The Company accounts for an asset acquisition under ASC, Business Combinations Topic 805, which requires the acquiring entity in an asset acquisition to recognize net assets based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration paid. Goodwill is not recognized in an asset acquisition, and excess consideration transferred over the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on relative fair values. Acquired in-process research and development expense, or IPR&D, is expensed on the acquisition date if there is no alternative future use. Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration is paid or becomes payable (unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the basis in the asset acquired). Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In August 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2020-06, or ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2020-06 effective January 1, 2021 and there was no impact on its consolidated financial statements and disclosures at the time of adoption.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions and amends certain requirements in the existing income tax guidance to ease accounting requirements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and must be applied on a retrospective basis. The Company adopted this guidance effective January 1, 2021 and there was no impact on its consolidated financial statements and disclosures.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$56,337	$—	$—	$56,337
Total financial assets	$56,337	$—	$—	$56,337

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$106,782	$—	$—	$106,782
Corporate notes and commercial paper	—	6,502	—	6,502
U.S. government agency securities	—	1,503	—	1,503
Total financial assets	$106,782	$8,005	$—	$114,787

4. Balance Sheet Components

Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities, and restricted cash consisted of the following (in thousands):

	December 31, 2021				December 31, 2020
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$56,337	$—	$—	$56,337	$106,782	$—	$—	$106,782
Corporate notes and commercial paper	—	—	—	—	6,501	1	—	6,502
U.S. government agency securities	—	—	—	—	1,501	2	—	1,503
	$56,337	$—	$—	$56,337	$114,784	$3	$—	$114,787
Classified as:
Cash equivalents				$56,067				$106,342
Short-term investments				—				8,005
Restricted cash				270				440
Total cash equivalents, restricted cash and investments				$56,337				$114,787

At December 31, 2021, there have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of December 31, 2021, there were no unrealized losses on cash equivalents. As of December 31, 2021, the Company had a total of $59.8 million in cash, cash equivalents and restricted cash, which included $3.5 million in cash and $56.3 million in cash equivalents and restricted cash.

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2021	2020
Research and development equipment	$1,882	$2,174
Furniture and office equipment	167	167
Computer equipment	487	448
Software	80	80
Leasehold improvements	1,234	1,234
Total property and equipment	3,850	4,103
Less: accumulated depreciation	(3,294)	(3,413)
Property and equipment, net	$556	$690

Property and equipment depreciation expense for the years ended December 31, 2021, 2020, and 2019 was $0.3 million, $0.4 million, and $0.5 million, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accrued clinical and manufacturing expenses	$5,086	$7,910
Accrued payroll and related expenses	3,283	5,142
Current portion of lease liability	1,374	1,903
Other	613	1,452
Total accrued and other liabilities	$10,356	$16,407

5. Commitments and Contingencies

Facilities Lease

The Company has a non-cancelable facility lease agreement, or the Lease, for office and laboratory facilities in South San Francisco, California, with a remaining lease term of 2.1 years, through January 2024, and a two-year renewal option prior to expiration. The renewal option to extend the Lease was not considered in the determination of the right-of-use asset or the lease liability for the Lease as the Company did not consider it reasonably certain that it would exercise any such option. The Lease has rent escalation clauses through the lease term and provided for tenant improvement allowances up to $499,900, which were fully utilized by December 2017 and included in the calculation of the lease liability. The Lease provides that the Company is obligated to pay certain variable costs, including taxes and operating expenses. The Lease is classified as an operating lease. In addition, the Company had a non-cancelable sublease agreement for a portion of its facilities through February 2020. The sublease agreement provided that the subtenant was obligated to pay its share of the variable costs under the Lease. Through March 7, 2021, the Company measured the present value of its lease liability using an estimated incremental borrowing rate of 9%.

On March 8, 2021, the Company amended its lease to reduce its rentable area from approximately 54,000 square feet to approximately 34,000 square feet. The related reduction in rent was effective January 1, 2021. In connection with the amendment, the Company also reduced its existing letter of credit from $440,000 to $270,000 as a security deposit to the lease. Subsequent to the amendment, which was determined to be a modification of the lease, the Company remeasured the present value of its lease liability using an estimated incremental borrowing rate of 7.5%. The Company recognized a gain of $0.4 million, which is included in interest and other income, net in its consolidated statement of operations for the year ended December 31, 2021, which represents the difference between the reduced lease liability and the reduction in the operating lease right of use asset.

The components of net operating lease costs included in the consolidated statement of operations for the year December 31, 2021, 2020 and 2019, were as follows (in thousands):

	Year Ended December 31,
Operating Lease Costs:	2021	2020	2019
Straight-line rent expense related to facility operating lease	$1,461	$2,177	$2,177
Variable rent expense related to operating lease	1,012	1,509	1,327
Sublease income	—	(187)	(1,115)
Variable sublease income	—	(93)	(509)
Net operating lease costs	$2,473	$3,406	$1,880

Cash paid for amounts included in the measurement of the lease liabilities for the year ended December 31, 2021, 2020 and 2019, was $1.5 million, $2.1 million and $2.3 million, respectively, and was included in net cash used in operating activities in the Company’s consolidated statements of cash flows.

Supplemental balance sheet information related to the Company’s operating lease were as follows as of December 31 (in thousands):

	December 31,
Operating Lease Liability:	2021	2020
Current portion included in accrued and other liabilities	$1,374	$1,903
Noncurrent operating lease liability	1,666	4,815
Total operating lease liability	$3,040	$6,718

The maturities of the Company’s lease liability as of December 31, 2021, were as follows (in thousands):

Year ending December 31:
2022	1,546
2023	1,593
2024	136
Total lease payments	3,275
Less: interest	(235)
Present value of lease liability	$3,040

The Company had an existing letter of credit of $270,000 and $440,000 as a security deposit to the lease as of December 31, 2021 and 2020, respectively. The lessor shall be entitled to draw on the letter of credit in the event of any uncured default by the Company under the terms of the lease.

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

6. Takeda Asset Purchase and Stock Purchase Agreements

Takeda Asset Purchase Agreement

On October 18, 2021, the Company entered into an Asset Purchase Agreement, or APA, with Millennium Pharmaceuticals, Inc. or Millennium, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda, pursuant to which the Company acquired and licensed from Millennium certain technology, intellectual property and other assets related to Takeda’s small molecule programs sapanisertib (CB-228, formerly known as TAK-228) and mivavotinib (CB-659, formerly known as TAK-659), or the Takeda Programs.

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

Pursuant to the APA, in October 2021, the Company paid Millennium an upfront payment of $10.0 million in cash and issued to Millennium 1,000,000 shares of its Series A convertible preferred stock as referenced below. In determining the total purchase consideration paid to Millennium, the Series A convertible preferred stock shares were classified as level 3 in the valuation hierarchy due to the presence of significant unobservable inputs, and were valued upon issuance at $40.9 million using the Black-Scholes option-pricing model and the following assumptions:

		Description
Credit spread	12.4%	Allowance for counterparty credit risk of the Company given the liquidation preference and obligation to issue more shares as the stock price decreases
Probability of a Qualified Financing	75%	As determined upon issuance date
Expected timing of a Qualified Financing	0.5 years	As determined upon issuance date
Expected term	0.7 years	Weighted average of time to a Qualified Financing and time to the Mandatory Pricing Date, as determined upon issuance date
Volatility	55%	Based on the Company’s trading history for its common stock over the estimated term to the mandatory pricing date
Risk-free interest rate	0.08%	Based on the U.S. constant maturity treasury yield curve at the time of issuance over the expected term
Common stock price	$2.04	The Company's closing common stock price on October 15, 2021

Total consideration transferred was $50.9 million and was comprised of the $10 million cash payment and the estimated fair value of the shares of the Company’s Series A convertible preferred stock of $40.9 million. The Company recorded a charge of $50.9 million related to the assets acquired to “research and development related to asset acquisition” in the consolidated statements of operations as the assets acquired had no alternative future use at the time of the acquisition. There were no material direct transaction costs related to the transaction.

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

Preferred Stock Purchase Agreement

On October 18, 2021, in accordance with the APA, the Company entered into a Preferred Stock Purchase Agreement, or the Purchase Agreement, with Millennium, pursuant to which it agreed to issue 1,000,000 shares of its Series A convertible preferred stock, or the Series A preferred stock. Each share of Series A preferred stock is initially convertible at the option of the holder into approximately 17.2 shares of common stock, based on the Company’s $2.04 per share closing stock price on October 15, 2021. The conversion rate of the Series A preferred stock is subject to anti-dilution adjustments that if triggered would result in the issuance of additional shares of common stock upon conversion.

The holder of the Series A preferred stock has the following rights, preferences and privileges:

Voting Rights

The holder of Series A preferred stock will be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A preferred stock are convertible on any matter presented to the stockholders of the Company or at any meeting of stockholders, subject to certain beneficial ownership limitations.

Additionally, certain matters require the approval of the Series A preferred stock, voting as a separate class, including to (i) amend the Company’s organizational documents in a way that has an adverse effect on the Series A preferred stock, (ii) create or authorize the creation of any new security, or reclassify or amend any existing security, of the Company that are senior to, or equal in priority with, the Series A preferred stock, including any shares of Series A preferred stock, with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, the payment of dividends and rights of redemption or (iii) purchase or redeem, or pay or declare, any dividend or make any distribution on, any shares of capital stock of the Company, subject to certain exceptions.

Mandatory Conversion

The Series A preferred stock will automatically convert, subject to certain beneficial ownership limitations, on the earlier of (i) the 18-month anniversary of the date of issuance, or the Mandatory Pricing Date, into 17,156,863 shares of common stock, subject to adjustment into additional shares of common stock if the volume weighted-average price of common stock on the thirty (30) trading days prior to the Mandatory Pricing Date is lower than $2.04 and (ii) a qualified financing that results in net proceeds to the Company of at least $40.0 million, excluding the conversion of the Series A preferred stock, a Qualified Financing, into 17,156,863 shares of common stock, subject to adjustment into additional shares of common stock if the weighted-average price paid by investors in the Qualified Financing is lower than $2.04 per share.

Optional Conversion

The Series A preferred stock is convertible, subject to certain beneficial ownership limitations, at the option of the holder thereof, at any time prior to the Mandatory Pricing Date or a Qualified Financing into common stock into 17,156,863 shares of common stock, subject to adjustment into additional shares of common stock if the volume weighted-average sales price per share of certain shares of common stock sold from the issuance date of the Series A preferred stock through the date of the election to convert is lower than $2.04 per share.

Dividends

The Series A preferred stock will be entitled to dividends or distributions on shares of Series A preferred stock equal to and in the same form as dividends or distributions actually paid on shares of the common stock when, as and if such dividends or distributions are paid. No dividends had been declared by the Board of Directors as of December 31, 2021.

Liquidation Preference

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

Redemption Rights

The holders of the Series A preferred stock have no redemption rights. However, if the Company is unable to obtain stockholder approval, and as a result the Series A preferred stockholders are unable to convert all the shares into common stock, then the parties shall promptly negotiate in good faith the timing and amount per share to be paid to compensate the holder for such inability (“Redemption Event”); provided, however that the Company shall not be required to make any cash redemption payment until at least three years after the Closing Date without the Company’s consent.

The Company has recorded the Series A preferred stock at an estimated fair value at the time of issuance of $40.9 million, net of issuance costs of approximately $0.2 million. The Company has classified the Series A preferred stock as temporary equity due to the uncertainty of having sufficient authorized common stock reserved for issuance to cover the potential conversion of the Series A preferred stock into common stock if any of the conversion features (optional or automatic) are triggered.

If the Company does not receive the Requisite Stockholder Approval, then the Company may be required to compensate the holder, upon occurrence of a Redemption Event. At the end of each reporting period, the Company will adjust the Series A preferred stock carrying value to the greater of the issuance date fair value of $40.9 million or the current redemption amount in accordance with ASC 480-10-S99-3A, Distinguishing Liabilities from Equity.

7. Stockholders’ Equity

Public Offering

In June 2019, the Company entered into an underwriting agreement with SVB Leerink LLC, Wells Fargo Securities LLC, and William Blair & Company LLC (collectively, the 2019 Underwriters), pursuant to which the Company issued and sold 14,375,000 shares of common stock, including 1,875,000 shares sold pursuant to the 2019 Underwriters’ exercise in full of their option to purchase additional shares. The price to the public in the offering was $4.00 per share, and the 2019 Underwriters purchased the shares from the Company at a price of $3.76 per share. The net proceeds to the Company from this public offering were approximately $53.8 million, after deducting underwriting discounts and commissions and other offering expenses.

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

In December 2019, the Company entered into a sales agreement with Jefferies LLC, or Jefferies, as sales agent and underwriter, pursuant to which the Company could issue and sell shares of its common stock with an aggregate maximum offering price of $50.0 million under an at-the-market offering program, or the 2019 Jefferies ATM program. The Company paid Jefferies up to 3% of gross proceeds for any common stock sold through the sales agreement.

During the year ended December 31, 2019, the Company sold an aggregate of 9,929,742 shares under its 2017 and 2019 ATM programs at an average price of approximately $4.54 per share for gross proceeds of $45.1 million, resulting in net proceeds of $44.0 million after underwriting fees and offering expenses.

During the three months ended March 31, 2020, the Company sold an aggregate of 1,160,425 shares at an average price of approximately $6.51 per share for gross proceeds of $7.6 million, resulting in net proceeds of $7.4 million after underwriting fees and offering expenses. As of March 31, 2020, the Company had sold all available shares under the 2019 ATM program.

In August 2020, in connection with its S-3 filing, the Company entered into a sales agreement with Jefferies for $75.0 million, or the August 2020 ATM. The Company will pay Jefferies up to 3% of gross proceeds for any common stock sold through the sales agreement. During the year ended December 31, 2021, the Company sold 5,245,410 shares under the ATM program at an average price per share of $2.18 for gross proceeds of $11.4 million, resulting in net proceeds of $10.7 million after deducting commissions and offering expenses. As of December 31, 2021, $451,000 in proceeds was receivable from unsettled trades and reflected as a reduction in additional paid-in-capital. As of December 31, 2021, a total of 5,245,410 shares had been sold under the August 2020 ATM and $63.6 million of common stock remained available for sale under the August 2020 ATM program.

8. Equity Incentive Plans

2010 Plan

In 2010, the Company adopted the 2010 Equity Incentive Plan, or the 2010 Plan. Under the 2010 Plan, shares of the Company’s common stock have been reserved for the issuance of stock options to employees, directors, and consultants under terms and provisions established by the Board of Directors. Under the terms of the 2010 Plan, options were granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and nonstatutory stock options were not less than 110% of fair market value, as determined by the Board of Directors. The terms of options granted under the 2010 Plan did not exceed ten years. The vesting schedule of option grants was typically four years. The Company granted options under the 2010 Plan until October 2014 when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding under the 2010 Plan. As of December 31, 2021, approximately 365,000 shares of common stock are subject to options outstanding under the 2010 Plan.

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

As of December 31, 2021, approximately 11.6 million shares of common stock were reserved for issuance under the 2014 Plan and there were approximately 1,821,000 shares of common stock available for future grant. The Company issues new shares upon the exercise of options and restricted stock units. The maximum term of options granted under the 2014 Plan is ten years. The vesting schedule of option grants are typically four years.

2018 Inducement Plan

In January 2018, the Company’s Board of Directors approved the 2018 Inducement Plan, a non-stockholder approved stock plan, in order to award nonstatutory options and restricted stock unit awards to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. As of December 31, 2021, there were 1 million shares reserved for issuance under the 2018 Inducement Plan and there were approximately 811,000 shares of common stock available for future grant. The maximum term of options granted under the 2018 Inducement Plan is ten years. The vesting schedule of option grants are typically four years.

Stock Options

The following summarizes option activity (in thousands, except price per option data):

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price per Option	Aggregate Intrinsic Value
Outstanding — December 31, 2020	8,637	$6.91
Options granted	2,043	$2.86
Options exercised	(19)	$0.81
Options cancelled	(2,337)	$6.02
Outstanding — December 31, 2021	8,324	$6.18	$—
Exercisable — December 31, 2021	5,550	$7.10	$—
Vested and expected to vest — December 31, 2021	8,324	$6.18	$—

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock of $0.67 per share as of December 31, 2021.

The weighted-average fair value per share of employee options granted during the years ended December 31, 2021, 2020, and 2019 were $2.07, $5.09, and $3.46, respectively. The total fair value of options that vested during the years ended December 31, 2021, 2020, and 2019 was $9.4 million, $6.9 million, and $6.7 million, respectively. The aggregate intrinsic value of options exercised was $23,000, $0.2 million, and $0.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.

As of December 31, 2021, the weighted-average remaining contractual life was 4.96 years and 6.15 years for exercisable options and vested and expected to vest options, respectively.

Stock Awards

During the year ended December 31, 2021, the Company issued 582,056 restricted stock units, or RSUs, to its employees. The RSUs vest 25% annually over 4 years commencing on the date of grant. The RSUs are measured at grant date fair value, at the market price of the Company’s common stock on the grant date. The Company records stock-based compensation expense related to the RSUs ratably over the employee respective requisite service period.

On January 20, 2021, the Company granted 1,607,812 performance-based restricted stock units, or PSUs, to employees. The PSUs vest 20% on January 3, 2022 and 80% upon the achievement of two goals that were achieved by January 3, 2022. The PSUs were measured at grant date fair value, using the market price of the Company’s common stock on the grant date of $2.98. The Company estimated that all vesting conditions were probable of being achieved and elected to recognize compensation expense for the PSUs as one aggregate award using the straight-line method over the estimated implicit service period from the grant date to January

3, 2022. The Company monitored the probability of achievement of the goals each reporting period and adjusted its estimates accordingly. During the year ended December 31, 2021, the Company recorded $3.9 million of expense related to the PSUs.

A summary of restricted stock unit activity was as follows (in thousands, except weighted-average grant-date fair value and contractual term amounts):

	Stock Awards (PSUs and RSUs)
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2020	—	$—
PSUs and RSUs — Awarded	2,190	$2.94
PSUs and RSUs — Vested	(1,069)	$2.98
PSUs and RSUs — Cancelled	(405)	$2.98
Outstanding — December 31, 2021	716	$2.86	1.10	$477

The total fair value of restricted stock unit awards that vested during the year ended December 31, 2021 was $3.2 million. No restricted stock unit awards were granted or vested prior to 2021.

Stock-Based Compensation Expense

Total stock-based compensation recognized related to the 2010 Plan, 2014 Plan and 2018 Inducement Plan was as follows (in thousands):

	Year Ended December, 31
	2021	2020	2019
Research and development	$5,462	$3,742	$3,223
General and administrative	4,643	3,867	2,886
Total stock-based compensation	$10,105	$7,609	$6,109

As of December 31, 2021, the total unrecognized compensation expense related to unvested awards was $8.9 million, which the Company expects to recognize over an estimated weighted average period of 2.37 years.

In each of the periods presented, the exercise price per share for each stock option was the same as the fair value of the Company’s common stock on the date of grant.

Stock options are recorded at fair value as of the grant date using the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine. Restricted stock awards are measured at grant date fair value, at the market price of the Company’s common stock on the grant date.

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

The fair value of stock option awards was estimated using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2021	2020	2019
Expected term	5.3 ─ 6.1 years	5.3 ─ 6.1 years	5.3 ─ 6.1 years
Volatility	81.9% ─ 88.0%	85.2% ─ 89.8%	84.6% ─ 85.7%
Risk-free interest rate	0.63% ─ 1.36%	0.31% ─ 1.69%	1.42% ─ 2.60%
Expected dividend rate	─%	─%	─%

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

The ESPP allows eligible employees to purchase shares of the Company's common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to certain plan limitations. The ESPP provides for 6-month offering periods and a 6-month purchase period, and at the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the purchase period. As of December 31, 2021, 1,085,757 shares of common stock have been issued to employees participating in the ESPP and 680,893 shares were available for issuance under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such stock-based compensation expense has been recorded for the years ended December 31, 2021, 2020, and 2019.

Total stock-based compensation expense recognized related to the ESPP was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$115	$343	$269
General and administrative	44	108	88
Total stock-based compensation	$159	$451	$357

The Company used the following assumptions to estimate the fair value of stock offered under the ESPP for the years ended December 31, 2021, 2020, and 2019:

Year Ended December 31,
	2021	2020	2019
Expected term	0.50 years	0.24 ─ 0.50 years	0.24 ─ 0.50 years
Volatility	103.1% ─ 126.6%	54.3% ─ 125.5%	52.9% ─ 82.0%
Risk-free interest rate	0.04% ─ 0.11%	0.08% ─ 1.59%	1.58% ─ 2.55%
Expected dividend rate	─%	─%	─%

9. Employee Benefit Plan

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute a portion of their compensation, subject to certain limitations. The Company may make contributions to this plan at its discretion. For the year ended December, 31, 2021, 2020 and 2019, the Company matched a portion of the employees’ contributions up to a defined maximum, and recognized expense of approximately $0.3 million, $0.4 million and $0.3 million, respectively relating to these contributions.

10. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2021, 2020, and 2019. The Company has incurred net operating losses for all the periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.

The domestic and foreign components of loss before provision for income tax are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(115,088)	$(90,137)	$(89,860)
Foreign	—	—	—
Total	$(115,088)	$(90,137)	$(89,860)

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December, 31
	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	—	—	—
Federal and state tax credits, net of reserves	1.8	2.7	2.5
Stock-based compensation	(0.6)	(0.7)	(0.4)
Other permanent differences	(0.3)	(0.1)	(0.1)
Change in valuation allowance	(21.9)	(22.9)	(23.0)
	0%	0%	0%

The components of the deferred tax assets and liability are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$85,417	$73,405
Tax credits, net of reserves	13,965	11,874
Accrued liabilities	678	948
Stock-based compensation	4,904	4,091
Operating lease liability	638	1,411
Fixed and intangible assets	10,765	277
Gross deferred tax assets	116,367	92,006
Valuation allowance	(115,847)	(90,797)
Total deferred tax assets	520	1,209
Deferred tax liability:
Operating lease right-of-use asset	(520)	(1,209)
Total deferred tax liability	(520)	(1,209)
Net deferred tax assets (liability)	$—	$—

Realization of the Company’s deferred tax assets is dependent upon the Company generating future taxable income, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance as of December 31, 2021 and 2020. The valuation allowance increased by $25.1 million for the year ended December 31, 2021, and increased by $20.6 million for the year ended December 31, 2020. ASC Topic 740 requires that the tax benefit of deductible temporary differences of carryforwards be recorded as a deferred tax asset to the extent that management assesses that realization is "more likely than not." Future realization of the tax benefit ultimately depends on the existence of sufficient taxable income within the carryback or carryforward period available under the tax law. The Company has set up the valuation allowance against the federal and state deferred tax assets because based on all available evidence, these deferred tax assets are not more likely than not to be realizable.

As of December 31, 2021 and 2020, the Company had approximately $389.7 million and $332.5 million of federal operating loss carryforwards, respectively, and $53.5 million and $53.7 million of state net operating loss carryforwards, respectively, available to reduce future taxable income. Of the federal net operating loss carryforwards, $129.3 million will begin to expire in 2030, and $260.4 million will carryforward indefinitely, while state net operating losses begin to expire in 2030.

As of December 31, 2021 and 2020, the Company also had research and development tax credit carryforwards of approximately $15.6 million and $13.4 million for federal purposes, respectively, and $7.4 million and $6.3 million for state purposes, respectively, available to offset future taxable income tax. If not utilized, the federal carryforwards will expire in various amounts beginning in 2030, and the state credits can be carried forward indefinitely.

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

U.S. tax law subjects a U.S. shareholder to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. As a result of no activity in the Company’s dormant foreign subsidiaries, the Company has no GILTI inclusion for the year ended 2021, 2020 and 2019.

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

Uncertain Tax Positions

As of December 31, 2021, the Company’s total unrecognized tax benefit was $8.4 million, of which none of the tax benefit, if recognized, would affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2021, 2020, and 2019 is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$7,272	$5,993	$4,964
Decreases related to prior year tax positions	—	(24)	(6)
Additions based on tax positions related to current year	1,129	1,303	1,035
Balance at end of year	$8,401	$7,272	$5,993

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

11. Net Loss per Common Share

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

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	December 31,
	2021	2020	2019
Options to purchase common stock	8,324	8,637	6,513
Employee stock plan purchases	41	21	19
Employee restricted stock units	716	—	—
Conversion of Series A preferred stock into shares of common stock	17,157	—	—
Total	26,238	8,658	6,532

12. Licensing and Collaboration Agreements

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

Under the Incyte Collaboration Agreement, the Company received an upfront payment of $45.0 million in February 2017. In March 2017, the Company achieved a development milestone of $12.0 million, for which the Company received payment in May of 2017. In April 2020, the Company filed a complaint against Incyte in the Superior Court of California, San Francisco County, asserting claims for breach of contract arising out of Incyte’s failure to pay two milestone payments totaling $18.0 million the Company believed were due under the Incyte Collaboration Agreement. In September 2021, the Company entered into a Settlement Agreement and Release with Incyte. Concurrently, the parties also filed a dismissal of the complaint in the Superior Court of California. Under the terms of the Settlement Agreement and Release, which resolves all claims in the complaint without any admission of liability or fault, Incyte was to pay the Company a negotiated settlement amount of $6.75 million and the parties have exchanged mutual releases. In September 2021, the Company received and recognized the $6.75 million as milestone revenues. Total remaining potential development, regulatory and commercialization milestones as of December 31, 2021 were $720.0 million.

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

Net costs associated with co-development activities performed under the Incyte Collaboration Agreement are included in research and development expenses in the accompanying consolidated statements of operations, with any reimbursement of costs by Incyte reflected as a reduction of such expenses. For the years ended December 31, 2021, 2020, and 2019, net costs payable to (reimbursable by) Incyte were $54,000, ($8,000), and $0.2 million, respectively. As of December 31, 2021, the net amount payable to Incyte was $0.7 million.

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

The Antengene License Agreement is considered to be under the scope of ASC 606. In accordance with ASC 606, the Company determined the transaction price to be the $3.0 million upfront payment. The performance obligations consist of the intellectual property license, inventory, and manufacturing technical support services. The transaction price was allocated to the performance obligations on a relative selling price basis, with the value of the manufacturing technical support services considered to be de minimis. The Company determined that it had satisfied the intellectual property license and inventory performance obligations in the second quarter of 2021 and accordingly recognized license revenue of $3.0 million during the three months ended June 30, 2021. No additional revenue was recognized during the year ended December 31, 2021 related to the Antengene License Agreement.

Pfizer Collaboration Agreement

In October 2018, the Company entered into a clinical trial collaboration and supply agreement with Pfizer to evaluate Pfizer’s PARP inhibitor talazoparib (Talzenna) and CDK4/6 inhibitor palbociclib (Ibrance), each in combination with telaglenastat.

Under the terms of the clinical collaboration, Pfizer provided reimbursement of certain development costs. Costs associated with development activities performed under the clinical collaboration are included in research and development expenses in the accompanying consolidated statements of operations, with any reimbursements of costs reflected as a reduction of such expenses. For the year ended December 31, 2020, net costs from Pfizer recognized as a reduction to research and development expenses were $1.5 million. For the years ended December 31, 2021 and 2019, net costs from Pfizer were not material to the consolidated financial statements.

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division, or Symbioscience, under which the Company has been granted the exclusive, worldwide license rights to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare, or the Symbioscience License Agreement. No expenses were recognized related to its licensing arrangement with Mars Symbioscience for the year ended December 31, 2021, 2020, and 2019.

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

13. Cystic Fibrosis Foundation Development Award

In October 2020, the Company was awarded $2.4 million from the Cystic Fibrosis Foundation, or CFF, to support the clinical development of CB-280 in cystic fibrosis. The award will be paid in installments upon the achievement of certain milestones. The Company recognizes the CFF milestones awards as a reduction to research and development expenses in the accompanying consolidated statements of operations in the period the milestone is achieved and expenses have been incurred. For the year ended December 31, 2021 and 2020, amounts from the CFF recognized as a reduction of research and development expenses was $0 and $0.6 million, respectively.

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

14. Reduction in Workforce

On January 4, 2021, the Company announced a plan to reduce its workforce by approximately 35% to extend its cash runway and ensure long-term sustainability. During the year ended December 31, 2021, the Company recognized $1.0 and $0.2 of severance-related charges to research and development and general and administrative expenses, respectively, which is included in operating expenses in the consolidated statements of operations. As of December 31, 2021, the Company had recognized all expenses related to the workforce reduction.

A summary of activity in the accrued liability associated with the Company’s reduction in workforce for the year ended December 31, 2021 was as follows (in thousands):

Severance Costs Related to Reduction in Workforce
Accrued balance as of January 1, 2021	$—
Charges	1,156
Cash payments	(1,156)
Accrued balance as of December 31, 2021	$—

15. Subsequent Event

Public Offering

On March 29, 2022, the Company priced an underwritten public offering of 18,518,519 shares of its common stock at a price to the public of $0.54 per share. Each share of common stock is accompanied by a warrant to purchase one share of common stock at an exercise price of $0.54 per share, which is immediately exercisable and will expire 18 months from the date of issuance, or a short-term warrant, and a warrant to purchase one share of common stock at an exercise price of $0.54 per share, which is immediately exercisable and will expire 5 years from the date of issuance, or a long-term warrant. The gross proceeds to Calithera from the offering are expected to be approximately $10.0 million, before deducting underwriting discounts and commissions and estimated offering expenses. The offering is expected to close on April 1, 2022, subject to customary closing conditions.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2022 Annual Meeting of Stockholders or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our year ended December 31, 2021, under the headings “Executive Officers,” “Election of Directors,” and “Information Regarding the Board of Directors and Corporate Governance,” and is incorporated herein by reference.

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

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36644	3.1	10/07/2014

3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-36644	3.2	8/10/2020

3.3	Calithera Biosciences, Inc. Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock.	8-K	001-36644	3.1	10/19/2021

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of common stock certificate of the Registrant.	S-1	333-198355	4.1	9/25/2014

4.3	Description of Capital Stock.	10-K	001-36644	4.3	3/11/2020

10.1	Amended and Restated Investor Rights Agreement, among the Registrant and certain of its security holders, dated October 7, 2013, as amended.	S-1	333-198355	10.1	8/25/2014

10.2	2014 Equity Incentive Plan, as amended.	8-K	001-36644	99.1	1/26/2021

10.3	Forms of option agreement and option grant notice under the Calithera Biosciences, Inc. 2014 Equity Incentive Plan.	S-1	333-198355	10.5	9/25/2014

10.4	2014 Employee Stock Purchase Plan.	S-1	333-198355	10.6	9/25/2014

10.5	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-198355	10.13	9/19/2014

10.6	Lease between Are-Technology Center SSF, LLC and the Registrant, dated February 14, 2013.	S-1	333-198355	10.14	8/25/2014

10.7	Amendment to lease between Are-Technology Center SSF, LLC and the Registrant, dated October 30, 2013.	S-1	333-198355	10.15	8/25/2014

10.8†	Collaboration and License Agreement by and between the Registrant and Mars, Inc., dated December 9, 2014.	10-K	001-36644	10.16	3/27/2015

10.9	Second Amendment to Lease Agreement by and between ARE-Technology Center SSF, LLC and Calithera Biosciences, Inc., effective March 1, 2016.	10-Q	001-36644	10.18	5/10/2016

10.10†	Collaboration and License Agreement between Incyte Corporation and the Registrant, dated January 27, 2017.	10-Q	001-36644	10.1	5/09/2017

10.11	Third Amendment to Lease Agreement between Are-Technology Center SSF, LLC and the Registrant, dated February 28, 2017.	10-Q	001-36644	10.2	5/09/2017

10.12	Calithera Biosciences Inc. Amended and Restated Severance Benefit Plan.	10-Q	001-36644	10.1	11/09/2021

10.13	2018 Inducement Plan.	S-8	333-223533	99.4	03/08/2018

10.14	Form of Stock Option Grant Notice and Option Agreement under the Calithera Biosciences, Inc. 2018 Inducement Plan.	S-8	333-223533	99.5	03/08/2018

10.15	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Calithera Biosciences, Inc. 2014 Equity Incentive Plan.	10-Q	001-36644	10.1	11/05/2020

10.16^	Preferred Stock Purchase Agreement, by and between Calithera Bioscineces, Inc. and Millennium Pharmaceuticals, Inc., dated as of October 18, 2021.	8-K	001-36644	10.1	10/19/2021

10.17†#	Asset Purchase Agreement, between Calithera Biosciences, Inc. and Millennium Pharmaceuticals, Inc., dated as of October 18, 2021.	10-Q	001-36644	10.3	11/09/2021

10.18	Sales Agreement, by and between Calithera Biosciences, Inc. and Jefferies LLC, dated August 10, 2020.	S-3	333-243731	1.2	8/10/2020

10.19	Fourth Amendment to Lease Agreement between Are-Technology Center SSF, LLC and the Registrant, dated March 8, 2021.	10-Q	001-36644	10.1	05/06/2021

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).					X

31.1^	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).					X

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a).					X

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

						X

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calithera Biosciences, Inc.

Date: March 31, 2022	By:	/s/ Susan M. Molineaux
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

Name	Title	Date

/s/ Susan M. Molineaux	President, Chief Executive Officer and Director	March 31, 2022
Susan M. Molineaux, Ph.D.	(Principal Executive Officer)

/s/ Stephanie Wong	Chief Financial Officer and Secretary	March 31, 2022
Stephanie Wong	(Principal Financial and Accounting Officer)

/s/ Sunil Agarwal	Director	March 31, 2022
Sunil Agarwal, M.D.

/s/ Jonathan G. Drachman	Director	March 31, 2022
Jonathan G. Drachman, M.D.

/s/ Scott Garland	Director	March 31, 2022
Scott Garland

/s/ Suzy Jones	Director	March 31, 2022
Suzy Jones

/s/ Keith Orford	Director	March 31, 2022
Keith Orford, M.D., Ph.D.

/s/ Deepa R. Pakianathan	Director	March 31, 2022
Deepa R. Pakianathan, Ph.D.

/s/ Blake Wise	Director	March 31, 2022
Blake Wise

/s/ H. Ward Wolff	Director	March 31, 2022
H. Ward Wolff