Form 10-Q
period 2022-03-31
Calithera Biosciences, Inc.
filed 2022-05-10
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022 the registrant had 97,237,262 shares of common stock, $0.0001 par value per share, outstanding.

Calithera Biosciences, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2022

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

Calithera Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$44,664	$59,537
Receivable related to asset purchase agreement	127	—
Prepaid expenses and other current assets	2,478	1,915
Total current assets	47,269	61,452
Restricted cash	270	270
Property and equipment, net	492	556
Operating lease right-of-use asset	2,205	2,478
Total assets	$50,236	$64,756
Liabilities, Convertible Preferred Stock and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$2,124	$3,650
Accrued and other liabilities	9,251	10,356
Total current liabilities	11,375	14,006
Noncurrent operating lease liability	1,295	1,666
Total liabilities	12,670	15,672
Commitments and contingencies
Convertible preferred stock; $0.0001 par value; 10,000 shares authorized as of March 31, 2022 and December 31, 2021; 1,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021; $35,000 liquidation preference as of March 31, 2022 and December 31, 2021 (Note 7)	40,702	40,702
Stockholders’ (deficit) equity:
Common stock, $0.0001 par value, 200,000 shares authorized as of March 31, 2022, and December 31, 2021; 78,718 and 77,144 shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively	8	8
Additional paid-in capital	502,017	499,700
Accumulated deficit	(505,161)	(491,326)
Total stockholders’ (deficit) equity	(3,136)	8,382
Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$50,236	$64,756

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021

Operating expenses:
Research and development	$9,566	$15,339
General and administrative	4,260	5,428
Total operating expenses	13,826	20,767
Loss from operations	(13,826)	(20,767)
Interest and other income (expense), net	(9)	372
Net loss	$(13,835)	$(20,395)
Net loss per share, basic and diluted	$(0.18)	$(0.28)
Weighted average common shares used to compute net loss per share, basic and diluted	78,468	72,247

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(13,835)	$(20,395)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	—	(3)
Total comprehensive loss	$(13,835)	$(20,398)

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2022
	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' (Deficit) Equity
Balance at December 31, 2021	1,000	$40,702	77,144	$8	$499,700	$(491,326)	$—	$8,382
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	—	—	1,234	—	1,137	—	—	1,137
Issuance of common stock pursuant to equity incentive plans	—	—	340	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,180	—	—	1,180
Net loss	—	—	—	—	—	(13,835)	—	(13,835)
Balance at March 31, 2022	1,000	$40,702	78,718	$8	$502,017	$(505,161)	$—	$(3,136)

	Three Months Ended March 31, 2021
	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2020	—	$—	70,686	$7	$478,599	$(376,238)	$3	$102,371
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	—	—	3,197	—	9,488	—	—	9,488
Exercise of stock options	—	—	1	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	2,695	—	—	2,695
Net loss	—	—	—	—	—	(20,395)	—	(20,395)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(3)	(3)
Balance at March 31, 2021	—	$—	73,884	$7	$490,784	$(396,633)	$—	$94,158

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows Used in Operating Activities
Net loss	$(13,835)	$(20,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	64	73
Accretion of discounts on investments	—	3
Stock-based compensation	1,180	2,695
Gain on remeasurement of the lease liability	—	(362)
Non-cash lease expense	273	351
Changes in operating assets and liabilities:
Receivables	(127)	513
Prepaid expenses and other current assets	(146)	(619)
Accounts payable	(1,526)	(390)
Accrued liabilities	(1,560)	(3,402)
Lease liability	(333)	(469)
Net cash used in operating activities	(16,010)	(22,002)

Cash Flows Provided by Investing Activities
Proceeds from sale and maturity of investments	—	6,500
Net cash provided by investing activities	—	6,500

Cash Flows Provided by Financing Activities
Proceeds from issuance of common stock through an at-the-market offering, net	1,137	9,535
Proceeds from stock option exercises	—	2
Net cash provided by financing activities	1,137	9,537

Net decrease in cash, cash equivalents, and restricted cash	(14,873)	(5,965)
Cash, cash equivalents, and restricted cash at beginning of period	59,807	107,586
Cash, cash equivalents, and restricted cash at end of period	$44,934	$101,621
Supplemental Disclosure of Non-Cash Activities:
Unpaid amounts related to stock issuance and deferred financing costs	$417	$47

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

The Company's Ability to Continue as a Going Concern

As of March 31, 2022, the Company had cash and cash equivalents of $44.7 million. On April 1, 2022, the Company received $8.5 million in net proceeds from its public offering of shares of its common stock and warrants, after deducting underwriting discounts, commissions and offering costs. The Company has incurred losses since inception and to date has financed its operations primarily through the sale of shares of its capital stock and payments from the Company’s collaboration and licensing agreements. As of March 31, 2022, the Company had an accumulated deficit of $505.2 million. During the year ended December 31, 2021 and three months ended March 31, 2022, the Company incurred a loss from continuing operations of $115.1 million and $13.8 million, respectively, and used $66.3 million and $16.0 million of cash in operations, respectively. The Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of its existing product candidates, including sapanisertib and mivavotinib, and the achievement of a level of revenues adequate to support its cost structure.

In accordance with Accounting Standards Codification, or ASC, 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued on May 10, 2022. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future equity or debt issuances cannot be considered probable at this time because these plans are not entirely within the Company’s control and have not been approved by the board of directors as of the date of these condensed consolidated financial statements.

The Company's expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these condensed consolidated financial statements are issued on May 10, 2022. Management's plans to alleviate the conditions that raise substantial doubt include the pursuit of additional cash resources through sales of shares of its capital stock, reduced 2022 spending, and potentially through strategic collaboration or licensing agreements. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of March 31, 2022, the statements of operations, comprehensive loss, and stockholders’ (deficit) equity, for the three months ended March 31, 2022 and 2021, and the statement of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three-month period are also unaudited. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the Securities and Exchange Commission, or SEC.

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

The Company had no contract assets or liabilities as of March 31, 2022 and December 31, 2021. For the three months ended March 31, 2022 and 2021, the Company did not recognize any revenue from performance obligations satisfied in previous periods.

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

Accounting Pronouncement Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which provides transition guidance to entities that elect the fair value option for eligible instruments. In November 2019, the FASB issued ASU 2019-10 which extends the effective date of the standards for smaller reporting companies to interim and annual periods beginning after December 15, 2022. These standards require using a modified retrospective approach with the cumulative effect recognized as an adjustment to retained earnings. A prospective transition approach is required for debt securities that have recognized an other-than-temporary impairment prior to the effective date. For the Company’s receivables from collaborations and other agreements and certain other financial instruments, the Company will be required to use a forward-looking “expected” credit loss model instead of the existing “incurred” credit loss model, which will generally result in earlier recognition of allowances for credit losses. The Company plans to adopt this standard effective January 1, 2023. The Company is currently evaluating the effect the guidance will have on its financial statements or disclosures.

3. Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis (at least annually). Financial instruments include cash and cash equivalents, investments, receivables, accounts payable, and accrued liabilities that approximate fair value due to their relatively short maturities.

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that were measured on a recurring basis (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$43,944	$—	$—	$43,944
Total financial assets	$43,944	$—	$—	$43,944

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$56,337	$—	$—	$56,337
Total financial assets	$56,337	$—	$—	$56,337

4. Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities and restricted cash, consisted of the following (in thousands):

	March 31, 2022				December 31, 2021
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$43,944	$—	$—	$43,944	$56,337	$—	$—	$56,337
	$43,944	$—	$—	$43,944	$56,337	$—	$—	$56,337
Classified as:
Cash equivalents				$43,674				$56,067
Restricted cash				270				270
Total cash equivalents, restricted cash and investments				$43,944				$56,337

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of March 31, 2022 and December 31, 2021, there were no unrealized losses on cash equivalents. As of March 31, 2022, the Company had a total of $44.9 million in cash, cash equivalents and restricted cash, which includes approximately $1 million in cash and $43.9 million in cash equivalents and restricted cash.

5. Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued clinical and manufacturing expenses	$4,202	$5,086
Accrued payroll and related expenses	2,146	3,283
Current portion of lease liability	1,412	1,374
Accrued professional and consulting expenses	977	155
Other	514	458
Total accrued and other liabilities	$9,251	$10,356

6. Leases

The Company has a non-cancelable facility lease agreement, or the Lease, for office and laboratory facilities in South San Francisco, California, with a remaining lease term of 1.8 years, through January 2024, and a two-year renewal option prior to expiration. The renewal option to extend the Lease was not considered in the determination of the right-of-use asset or the lease liability for the Lease as the Company did not consider it reasonably certain that it would exercise any such option. The Lease provides that the Company is obligated to pay certain variable costs, including taxes and operating expenses. The Lease is classified as an operating lease. From inception, the Company measured the present value of its lease liability using an estimated incremental borrowing rate of 9%.

On March 8, 2021, the Company amended its lease to reduce its rentable area from approximately 54,000 square feet to approximately 34,000 square feet. The related reduction in rent was effective January 1, 2021. In connection with the amendment, the Company also reduced its existing letter of credit from $440,000 to $270,000 as a security deposit to the lease. Subsequent to the amendment, which was determined to be a modification of the lease, the Company remeasured the present value of its lease liability using an estimated incremental borrowing rate of 7.5%. The Company recognized a gain of $0.4 million, which is included in interest and other income (expense), net in its unaudited condensed consolidated statement of operations for the three months ended March 31, 2021, which represents the difference between the reduced lease liability and the reduction in the operating lease right of use asset.

The components of net operating lease costs included in the condensed consolidated statement of operations for the three months ended March 31, 2022 and 2021, were as follows (in thousands):

	Three Months Ended March 31,
Operating Lease Costs:	2022	2021
Straight-line rent expense related to facility operating lease	$326	$484
Variable rent expense related to facility operating lease	229	244
Net operating lease costs	$555	$728

Cash paid for amounts included in the measurement of the lease liabilities for both the three months ended March 31, 2022 and 2021, was $0.4 million and $0.6 million, respectively, was included in net cash used in operating activities in the Company’s unaudited condensed consolidated statements of cash flows.

The balance sheet classification of the Company’s operating lease liability was as follows (in thousands):

Operating Lease Liability:	March 31, 2022	December 31, 2021
Current portion included in accrued and other liabilities	$1,412	$1,374
Noncurrent operating lease liability	1,295	1,666
Total operating lease liability	$2,707	$3,040

The maturities of the Company’s lease liability as of March 31, 2022, was as follows (in thousands):

Year ending December 31:
2022 (excluding the three months ended March 31, 2022)	$1,161
2023	1,593
2024	136
Total lease payments	2,890
Less: interest	(183)
Present value of lease liability	$2,707

7. Takeda Asset Purchase and Stock Purchase Agreements

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

Pursuant to the APA, in October 2021, the Company paid Millennium an upfront payment of $10 million in cash and issued to Millennium 1,000,000 shares of its Series A convertible preferred stock as referenced below. In determining the total purchase consideration paid to Millennium, the Series A convertible preferred stock shares were classified as level 3 in the valuation hierarchy due to the presence of significant unobservable inputs, and were valued upon issuance at $40.9 million using the Black-Scholes option-pricing model and the following assumptions:

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

The Company will make tiered earn-out payments of high single-digits to low teens on net sales of CB-228 products and CB-659 products, subject to certain customary reductions. Millennium will be eligible to receive up to an aggregate of $470 million in clinical development, regulatory and sales milestone payments across both Takeda Programs.

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

Mandatory Conversion

The Series A preferred stock will automatically convert, subject to certain beneficial ownership limitations, on the earlier of (i) the 18-month anniversary of the date of issuance, or the Mandatory Pricing Date, into 17,156,863 shares of common stock, subject to adjustment into additional shares of common stock if the volume weighted-average price of common stock on the thirty (30) trading days prior to the Mandatory Pricing Date is lower than $2.04 and (ii) a qualified financing that results in net proceeds to the Company of at least $40 million, excluding the conversion of the Series A preferred stock into 17,156,863 shares of common stock, subject to adjustment into additional shares of common stock if the weighted-average price paid by investors in the Qualified Financing is lower than $2.04 per share.

Optional Conversion

The Series A preferred stock is convertible, subject to certain beneficial ownership limitations, at the option of the holder thereof, at any time prior to the Mandatory Pricing Date or a Qualified Financing into 17,156,863 shares of common stock, subject to adjustment into additional shares of common stock if the volume weighted-average sales price per share of certain shares of common stock sold from the issuance date of the Series A preferred stock through the date of the election to convert is lower than $2.04 per share.

Dividends

The Series A preferred stock will be entitled to dividends or distributions on shares of Series A preferred stock equal to and in the same form as dividends or distributions actually paid on shares of the common stock when, as and if such dividends or distributions are paid. No dividends had been declared by the Board of Directors as of March 31, 2022.

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

If the Company does not receive the Requisite Stockholder Approval, then the Company may be required to compensate the holder, upon occurrence of a Redemption Event. At the end of each reporting period, the Company adjusts the Series A preferred stock carrying value to the greater of the issuance date fair value of $40.9 million or the current redemption amount in accordance with ASC 480-10-S99-3A, Distinguishing Liabilities from Equity. As March 31, 2022, the Series A preferred stock was recorded at $40.9 million.

8. Stockholders’ (Deficit) Equity

At-the-Market Offering

In August 2020, the Company entered into a sales agreement with Jefferies as sales agent and underwriter, pursuant to which the Company could issue and sell shares of its common stock with an aggregate maximum offering price of $75 million under an at-the-market offering program, or the ATM program. The Company will pay Jefferies up to 3% of gross proceeds for any common stock sold through the sales agreement. During the three months ended March 31, 2022, the Company sold 1,233,875 shares under the ATM program at an average price per share of $0.57, for net proceeds of $0.7 million, and received $0.4 million upon the settlement of trades outstanding at December 31, 2021. As of March 31, 2022, a total of 6,479,285 shares had been sold under the ATM program.

9. Stock-Based Compensation

Stock Options

A summary of stock option activity was as follows (in thousands, except weighted-average exercise price and contractual term amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2021	8,324	$6.18
Options granted	2,294	$0.44
Options cancelled	(901)	$6.63
Outstanding — March 31, 2022	9,717	$4.78	6.73	$—
Exercisable — March 31, 2022	5,339	$6.77	5.40	$—

Stock Awards

During the three months ended March 31, 2022, the Company issued 9,200 restricted stock units, or RSUs, to its employees. The RSUs vest 25% annually over 4 years commencing on the date of grant. The RSUs are measured at grant date fair value, at the market price of the Company’s common stock on the grant date. The Company records stock-based compensation expense related to the RSUs ratably over the employee respective requisite service period.

On January 20, 2021, the Company granted 1,607,812 performance-based restricted stock units, or PSUs, to employees. The PSUs vested 20% on January 3, 2022 and 80% upon the achievement of two goals that were achieved by January 3, 2022. The PSUs were measured at grant date fair value, using the market price of the Company’s common stock on the grant date of $2.98. The Company estimated that all vesting conditions were probable of being achieved and elected to recognize compensation expense for the PSUs as one aggregate award using the straight-line method over the estimated implicit service period from the grant date to January 3, 2022. The Company monitored the probability of achievement of the goals each reporting period and adjusted its estimates accordingly. During the three months ended March 31, 2022 and 2021, the Company recorded $6,000 and $0.9 million of expense, respectively, related to the PSUs.

A summary of restricted stock unit activity was as follows (in thousands, except weighted-average grant-date fair value and contractual term amounts):

	Stock Awards (PSUs and RSUs)
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2021	716	$2.86
RSUs — Awarded	9	$0.65
PSUs and RSUs — Vested	(340)	$2.98
PSUs and RSUs — Cancelled	(15)	$2.85
Outstanding — March 31, 2022	370	$2.70	1.84	$150

Total stock-based compensation expense related to the Company’s 2010 Equity Incentive Plan, 2014 Equity Incentive Plan, 2018 Inducement Plan, and the 2014 Employee Stock Purchase Plan was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$498	$1,280
General and administrative	682	1,415
Total stock-based compensation	$1,180	$2,695

10. Net Loss per Share

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

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be anti-dilutive were as follows (in thousands):

	March 31,
	2022	2021
Options to purchase common stock	9,717	9,436
Employee stock plan purchases	137	42
Restricted stock units subject to future vesting	370	2,048
Conversion of Series A preferred stock into shares of common stock	17,157	—
Total	27,381	11,526

11. Collaboration and Licensing Agreements

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

Under the Incyte Collaboration Agreement, the Company received an upfront payment of $45 million in February 2017. In March 2017, the Company achieved a development milestone of $12 million, for which the Company received payment in May of 2017. In April 2020, the Company filed a complaint against Incyte in the Superior Court of California, San Francisco County, asserting claims for breach of contract arising out of Incyte’s failure to pay two milestone payments totaling $18 million the Company believed were due under the Incyte Collaboration Agreement. In September 2021, the Company entered into a Settlement Agreement and Release with Incyte. Concurrently, the parties also filed a dismissal of the complaint in the Superior Court of California. Under the terms of the Settlement Agreement and Release, which resolves all claims in the complaint without any admission of liability or fault, Incyte was to pay the Company a negotiated settlement amount of $6.75 million and the parties have exchanged mutual releases. In September 2021, the Company received and recognized the $6.75 million as milestone revenues. Total remaining potential development, regulatory and commercialization milestones as of March 31, 2022 were $720 million.

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

Net costs associated with co-development activities performed under the Incyte Collaboration Agreement are included in research and development expenses in the accompanying consolidated statements of operations, with any reimbursement of costs by Incyte reflected as a reduction of such expenses. For the three months ended March 31, 2022 and 2021, net costs payable to Incyte were approximately $29,000 and $0.7 million, respectively. As of March 31, 2022, net amounts payable to Incyte were $0.7 million.

Antengene License Agreement

On May 16, 2021, the Company entered into a license agreement, or the Antengene License Agreement, with Antengene Investment, Ltd., a wholly-owned subsidiary of Antengene Corporation. Under the terms of the Antengene License Agreement, the Company granted Antengene an exclusive, worldwide license to develop and commercialize CB-708, the Company’s small molecule inhibitor of CD73. The Company received an upfront payment of $3 million in May 2021 and may receive potential development, regulatory and sales milestones of up to $252 million, as well as tiered royalties on sales of the licensed product up to low double-digits.

The Antengene License Agreement is considered to be under the scope of ASC 606. In accordance with ASC 606, the Company determined the transaction price to be the $3.0 million upfront payment. The performance obligations consist of the intellectual property license, inventory, and manufacturing technical support services. The transaction price was allocated to the performance obligations on a relative selling price basis, with the value of the manufacturing technical support services considered to be de minimis. The Company determined that it had satisfied the intellectual property license and inventory performance obligations in the second quarter of 2021 and accordingly recognized license revenue of $3 million during the three months ended June 30, 2021. No additional revenue was recognized in subsequent periods related to the Antengene License Agreement.

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division, or Symbioscience, under which the Company has been granted the exclusive, worldwide license to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare, or the Symbioscience License Agreement. There were no expenses related to its licensing arrangement with Mars Symbioscience recorded in the three months ended March 31, 2022 or 2021.

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

12. Cystic Fibrosis Foundation Development Award

In October 2020, the Company was awarded $2.4 million from the Cystic Fibrosis Foundation, or CFF, to support the clinical development of CB-280 in cystic fibrosis. The award will be paid in installments upon the achievement of certain milestones. The Company recognizes the CFF milestones awards as a reduction to research and development expenses in the accompanying unaudited consolidated statements of operations in the period the milestone is achieved and expenses have been incurred. For the three months ended March 31, 2022 and 2021, no amounts from the CFF were recognized as a reduction of research and development expenses.

The award contains provisions where the Company must repay up to two times the award if it ceases to use commercially reasonable efforts to develop CB-280. Upon commercialization, the Company will owe certain royalty payments to the CFF up to a royalty cap. The Company may also be obligated to make a payment to CFF if the Company transfers, sells or licenses a product in the cystic fibrosis field, or if the Company enters into a change of control transaction. In May 2022, the Company made the decision to no longer pursue further development of CB-280 in cystic fibrosis at this time.

13. Subsequent Event

Public Offering

On April 1, 2022, the Company closed an underwritten public offering of 18,518,519 shares of its common stock at a combined price to the public of $0.54 per share and accompanying common warrants, or $10 million in gross proceeds, resulting in $8.5 million of net proceeds after deducting underwriting discounts, commissions and offering costs. Each share of common stock is accompanied by a warrant to purchase one share of common stock at an exercise price of $0.54 per share, which is immediately exercisable and will expire 18 months from the date of issuance, or a short-term warrant, and a warrant to purchase one share of common stock at an exercise price of $0.54 per share, which is immediately exercisable and will expire 5 years from the date of issuance, or a long-term warrant.

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

In October 2021, we entered into an Asset Purchase Agreement, or APA, with Millennium Pharmaceuticals, Inc., or Millennium, a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda, to acquire two clinical-stage compounds, both of which have demonstrated single-agent clinical activity in biomarker-defined cancer patient populations. The compounds are the TORC1/2 inhibitor sapanisertib (CB-228) and the spleen tyrosine kinase (SYK) inhibitor mivavotinib (CB-659), both of which significantly strengthen our precision oncology pipeline. This was a transformative transaction that aligns with Calithera’s focus and deep expertise in targeted, small-molecule cancer therapies. Our near-term clinical development plans are to leverage our expertise in conducting biomarker focused clinical trials by developing sapanisertib in NRF2 (also known as NFE2L2)-mutated squamous non-small cell lung cancer, and mivavotinib in activated B-cell (ABC), or non-GCB, diffuse large B-cell lymphoma (DLBCL) with and without MYD88/CD79b mutations. By focusing on well-characterized genetic vulnerabilities with molecules that have already shown single-agent activity, we will be able to generate phase 2 data with targeted, efficient study designs and design potential paths for rapid approval in genetically-defined patient populations. We intend to announce data from these studies by the first quarter of 2023.

SYK Inhibitor Mivavotinib (CB-659)

DLBCL is the most common form of lymphoma, representing approximately 30% of all NHL diagnoses. Approximately 24,000 people are diagnosed with DLBCL in the US each year, with approximately a 60% five-year survival rate. DLBCL treatments are the same for all patients, despite the fact that it is a biologically heterogeneous disease with different cell-of-origin: approximately 40% GCB, approximately 50% ABC and approximately 10% unclassified. DLBCL cell-of-origin is routinely collected at the time of initial diagnosis, using an immunohistochemistry (IHC) assay called the Hans algorithm, which classifies tumors as GCB or non-GCB. Currently, R-CHOP (rituximab plus cyclophosphamide, doxorubicin, vincristine, and prednisone) is the standard of care for newly diagnosed DLBCL patients. While a fraction of patients will go into remission following R-CHOP, 40-50% of patients relapse or are refractory to R-CHOP. For those patients, the options are salvage chemotherapy, stem cell transplant, and more recent entrants to the treatment landscape such as chimeric antigen receptor-T cell therapy (CAR-T), antibody drug conjugates like polatuzumab and loncastuximab, and other drugs like tafasitamab and selinexor. However, high unmet need remains for patients who are ineligible for, or relapse after, CAR-T, stem cell transplant, or other salvage therapies. Currently, there are no defined patient selection strategies to optimize therapy for patients in the relapsed or refractory setting. Patients with ABC DLBCL have a poorer prognosis than others; they have fewer curative responses to R-CHOP and shorter median overall survival, or OS. Currently there are no approved treatments specifically for non-GCB (ABC) DLBCL patients.

Mivavotinib is a SYK inhibitor that targets the constitutively activated B-cell receptor, or BCR, pathway in DLBCL and other non-Hodgkin lymphomas, or NHL, and has durable single agent responses in unselected relapsed/refractory DLBCL. Clinical data show mivavotinib is differentiated from other SYK inhibitors, as it showed substantially higher single agent response rates than other SYK inhibitors, which had monotherapy response rates of less than 10 percent in similar DLBCL patient populations. In separate preclinical experiments, mivavotinib showed high tissue distribution, a large volume of distribution, and high tumor:plasma exposure ratio. Therefore, the greater clinical activity seen with mivavotinib than with other SYK inhibitors could be due to higher tissue penetration and duration of target engagement.

The safety profile of mivavotinib is favorable for development as a monotherapy or in combination with other drugs. Over 300 patients with hematologic malignancies have been treated with mivavotinib, with a wide range of well-tolerated, therapeutically efficacious doses. The most common adverse events with mivavotinib monotherapy in NHL patients were asymptomatic and reversible laboratory abnormalities. Mivavotinib is also combinable with bendamustine-rituximab, ibrutinib, and R-CHOP, as demonstrated by prior studies.

SYK is known to activate multiple cell-signaling pathways in activated B-cell like (ABC) DLBCL including NF-kB and phosphoinositide 3-kinase (PI3K) pathways, compared to germinal center B-cell like (GCB) DLBCL, where it primarily activates the PI3K pathway. We conducted a retrospective analysis and found a substantially higher response rate in non-GCB (ABC) of 53% compared to GCB at 22%. In addition, recent preclinical studies have shown enhanced SYK activity, and sensitivity to SYK inhibition in DLBCL with mutations in MyD88 and/or CD79, and this subset of ABC patients are known to have poorer outcomes to standard of care therapies. Approximately 50% of all ABC DLBCL tumors have one or both of these mutations. The compelling single agent ORR in non-GCB (ABC) DLBCL, and potential for further enrichment of in a genetically-defined subset of ABC DLBCL with MyD88/CD79 mutations provide a well-defined, efficient development path.

Based on the combined clinical and preclinical data, we designed a two-part phase 2 trial of mivavotinib in relapsed or refractory non-GCB (ABC) DLBCL with enrichment of MYD88/CD79b mutated tumors using liquid NGS testing. The phase 2a portion of the study will confirm activity in the biomarker-defined subsets and further refine dose/schedule. The trial will enroll non-GCB (ABC) DLBCL patients based on Hans algorithm, and MyD88 and CD79 mutation status will be collected using ctDNA based liquid NGS to accrue a pre-specified number of patients harboring MyD88 or CD79b mutations. Patients will be randomized to either a standard dosing schedule of 100mg QD or an induction dosing schedule of 120mg QD for 14 days, followed by 80mg QD. First patient in, or FPI, is anticipated to be in the second quarter of 2022. We intend to announce data from this study by the first quarter of 2023. Data from Phase 2a will inform Phase 2b, which could be registration-enabling and could potentially enroll expansion cohorts comprised of non-GCB (ABC) DLBCL and MyD88 and/or CD79m DLBCL, with a primary endpoint of ORR to target accelerated approval as a single agent in these biomarker-defined subsets.

While the single agent biomarker-defined phase 2 may provide an initial indication in R/R non-GCB (ABC) DLBCL and/or MYD88/CD79b mutated DLBCL, there will be future opportunities to pursue combination strategies with novel and/or standard-of-care therapies to expand development in earlier lines of therapy in DLBCL. Additional paths for monotherapy and combination development include Waldenstrom’s Macroglobulinemia (which has a 95% prevalence of MYD88 mutation), a biomarker-defined subset of GCB DLBCL, and other indolent lymphomas where mivavotinib has shown compelling single agent responses in completed trials. Lastly, based on its dual SYK and FLT3 inhibition profile, and encouraging single agent response rate in relapsed/refractory AML, we are also interested in exploring its activity in biomarker-defined subsets of AML where SYK inhibition has been shown to be particularly effective.

Mivavotinib has the potential to be the first treatment specifically for non-GCB (ABC) DLBCL, a population of patients with a historically poorer prognosis and therefore high unmet need, and potential to be the first treatment for a genetically-defined subset of ABC in patients with MyD88/CD79 mutations. An oral drug with enriched efficacy in a subset of DLBCL with high unmet need would address an important therapeutic gap in the current treatment landscape.

mTORC1/2 Inhibitor Sapanisertib (CB-228)

A total of 50,000-60,000 sqNSCLC patients are diagnosed in the United States each year, comprising 25-30% of all NSCLC. Only 1-5% of squamous NSCLC tumors have actionable mutations, such as EGFR, KRAS, etc. The five-year metastatic survival rate among sqNSCLC patients is 7%. Standard-of-care for 1L therapy consists of an anti-PD-1 agent and chemotherapy. For 2L therapy, standard of care is salvage chemotherapy, which is associated with a median progression-free survival, or PFS, of 3 to 4.5 months. NRF2 (also known as NFE2L2) mutations occur in approximately 15% of patients, and KEAP mutations occur in approximately 12% of patients with sqNSCLC. Patients with tumors harboring the NRF2 or KEAP1 mutation are known to have significantly poorer outcomes compared to wild-type NRF2/KEAP1 tumors. Therefore, NRF2 mutated sqNSCLC represents an especially high unmet need subpopulation of lung cancer for which there are currently no effective therapies.

Sapanisertib is a potent and selective, dual mTORC1/2 inhibitor that targets a key survival mechanism in KEAP1/NRF2-mutated tumor cells. Activating mutations in NRF2 or inactivating mutations in KEAP1 lead to constitutive activation of the oxidative stress pathway, enhancing tumor growth and survival. NRF2 activation has been shown to upregulate the mTOR pathway. In preclinical studies evaluating the anti-tumor activity of sapanisertib across a panel of NSCLC cell lines, the most potent antitumor activity was seen in NRF2 mutant sqNSCLC, while it was not active in NRF2 wild-type cell lines. Additionally, it showed moderate activity in KEAP1 mutant cell lines and was inactive in KEAP1 WT cells. In a preclinical study where a panel of mTORC inhibitors were tested on a NRF2 mutated sqNSCLC mouse xenograft model, only sapanisertib showed strong single agent efficacy, while TORC1 inhibitors everolimus and deferolimus were inactive, supporting the need for dual TORC1/2 inhibition in NRF2 mutated sqNSCLC.

In a recent Phase 2 trial, sapanisertib demonstrated durable single agent activity with 27% (or 3/11) confirmed ORR in a subset of heavily pretreated NRF2-mutated sqNSCLC patients. In comparison, ORR was 17% (or 1/6) in KEAP1-mutated sqNSCLC and 0% (or 0/5) in patients with KEAP1-mutated/KRAS-mutated adenocarcinoma subtype of NSCLC. Responses in NRF2-mutated sqNSCLC patients were durable, and the NRF2-mutant cohort had a median PFS of 8.9 months (95% CI: 7 months, not reached). Historic standard of care treatment with salvage chemotherapy has a median PFS of 3 to 4.5 months. These promising data and high unmet need led us to design a two-part phase 2 study of relapsed/refractory sqNSCLC patients with or without NRF2-mutations as detected by next generation sequencing, or NGS.

Sapanisertib has a well-established and manageable safety profile. In three separate trials in patients with NSCLC and other R/R solid tumors, sapanisertib at 3-5mg QD was well tolerated, with treatment-emergent adverse events, or TEAE, being predominantly Grade 1/2. The most commonly observed TEAE was hyperglycemia, which was well controlled with oral hypoglycemic therapy and home glucose monitoring. Out of 93 patients treated across these five studies, only one patient discontinued for hyperglycemia at evaluated QD doses. The most common Grade ≥3 TEAE was hyperglycemia at 25% (or 23/93), followed by rash macular and fatigue at 8% each, and hypophosphatemia, abdominal pain, and hyponatremia at 4% each.

We are initiating a two-part Phase 2 study of sapanisertib monotherapy in NRF2-mutated sqNSCLC patients. The phase 2a part of the study will evaluate sapanisertib 2 mg BID or 3 mg QD in patients with sqNSCLC harboring either WT or mutated NRF2, as detected by NGS. The objectives of phase 2a are dose refinement and confirmation of the selective activity in NRF2-mutated tumors compared to WT tumors to validate NRF2 mutation as the selection biomarker. Enrollment is expected to begin in the second quarter of 2022. Data generated from this study could position the company to initiate a registrational study in NRF2-mutated squamous NSCLC. The phase 2b part of the study, which could be registration enabling, will be informed by data from phase 2a, and is planned to be a single-arm expansion study evaluating sapanisertib in NRF2-mutated sqNSCLC patients at the selected dose targeting accelerated approval, and/or a randomized study comparing sapanisertib versus standard of care.

Subsequent development in sqNSCLC could involve monotherapy and/or combinations with standard of care therapies in earlier lines of therapy within the biomarker-defined populations. NRF2- and KEAP1-mutations have been detected across several tumor types at frequencies up to 27%, providing additional indications for development of sapanisertib as a monotherapy and in combination beyond sqNSCLC.

Sapanisertib has the potential to be a first-in-class treatment for NRF2-mutated sqNSCLC patients, a patient population with poorer prognosis, high unmet need, and no targeted therapies, as well as a possible treatment for other NRF2-mutated cancers beyond NSCLC.

Synthetic Lethality Preclinical Pipeline

We continue to leverage our discovery engine to build a preclinical pipeline of synthetic lethality targets with a focus on paralog genes. In June 2021, we became a member of the Broad Institute of MIT and Harvard's, or the Broad Institute's, Cancer Dependency Map, or DepMap, Consortium. The goal of the DepMap initiative at the Broad Institute is to discover new targets and biomarkers for precision cancer medicines. Membership in the DepMap Consortium is an opportunity for us to generate novel data for discovery programs and forge deeper collaborations with the Broad Institute’s data and computational scientists in order to enable translational decisions for our programs. We plan to utilize this partnership with the Broad Institute to continue to explore biomarkers for our clinical programs, as well as identify biomarker-defined subpopulations of cancer patients for undisclosed pipeline programs.

VPS4A Inhibitors

We presented data describing novel VPS4A inhibitors discovered by Calithera at the American Association for Cancer Research, or AACR, 2022 Annual Meeting. The presented poster detailed Calithera's discovery of a novel series of VPS4A inhibitors that are currently advancing through lead optimization. These data validate the synthetic lethal interaction between the gene paralogs vacuolar protein sorting-associated protein 4A (VPS4A) and 4B (VPS4B), and provide the first preclinical evidence supporting a newly discovered series of compounds designed to target these proteins for cancer treatment.

We mined CRISPR genetic loss-of-function data and associated molecular datasets from the DepMap project datasets to identify pairs of gene paralogs, which were then prioritized for potential drug targets. This work resulted in the identification of VPS4A and VPS4B as promising targets. We then conducted multiple studies to validate the paralog gene pair, demonstrating that cells with VPS4B homozygous or heterozygous loss are sensitive to VPS4A knock down while cells without VPS4B loss are not. In addition, simultaneously knocking down VPS4A and VPS4B consistently resulted in cell death.

Utilizing the VPS4A and VPS4B paralog genes as targets, we identified a novel series of small molecule inhibitors. Among the findings shared at AACR are data detailing the performance of one inhibitor of VPS4A and VPS4B ATPase activity, compared to notably inactive previously reported VPS4 inhibitors. To our knowledge, our internally-discovered VPS4 inhibitors are the first active, on-target inhibitors of VPS4. Potent, selective, and pharmacologically active VPS4 inhibitors are expected to be well-tolerated and have strong single-agent activity in tumors with these mutations. We are currently advancing multiple inhibitors in the series through lead optimization.

Additional Small Molecule Programs

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

Arginase Inhibitor for Cystic Fibrosis (CB-280)

Our product candidate, CB-280 is a novel oral inhibitor of arginase being evaluated for the treatment of cystic fibrosis, or CF. In 2020, we were awarded up to $2.4 million from the Cystic Fibrosis Foundation to support development of CB-280. In 2021 we presented interim data from the Phase 1b trial at the North American Cystic Fibrosis Conference (NACFC) for cohorts 1-3. CB-280 was well tolerated, demonstrated linear pharmacokinetics (PK), and showed complete and continuous target inhibition in plasma at doses at or above 100mg. CB-280 also demonstrated robust pharmacodynamic (PD) effects, with rapid and significant dose-proportional increases in plasma arginine, the key driver of NO production. The study is now complete. We plan on publishing the Ph1b data in the future. We are not pursuing further development of CB-280 in CF at this time, due to recent significant shifts in the CF therapeutic and regulatory landscape.

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

Partnered Programs

Arginase Inhibitor for Oncology (INCB001158)

An additional arginase inhibitor, INCB001158, was discovered by Calithera and is being developed by Incyte Corporation, or Incyte, for oncology and hematology indications, and is currently being evaluated in Phase 1/2 trials in combination with other anti-cancer agents.

CD73 Inhibitor (CB-708; ATG037) for Oncology

A highly potent, selective, orally-bioavailable small molecule inhibitor of CD73, CB-708 (now ATG037) was discovered by Calithera. Preclinical data were presented at the AACR 2019 Annual Meeting and the 2019 SITC meeting demonstrating that CB-708 has immune-mediated, single agent activity in syngeneic mouse tumor models. In May 2021, we entered into a license agreement with Antengene Investment Limited, or Antengene, a wholly-owned subsidiary of Antengene Corporation, where we granted Antengene an exclusive, worldwide license to develop and commercialize CB-708 (now ATG-037). In February 2022, Antengene announced the approval of a first-in-human study of ATG-037 in patients with locally advanced or metastatic solid tumors.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

Financial Overview

Our Ability to Continue as a Going Concern

We had cash and cash equivalents of approximately $44.7 million as of March 31, 2022. On April 1, 2022, we received $8.5 million in net proceeds after underwriting discounts, commissions and offering costs from our public offering. In accordance with Accounting Standards Codification, or ASC, 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued on May 10, 2022. This evaluation initially does not take into consideration the potential mitigating effect of our plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviate substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future sales of shares of our capital stock, if received, cannot be considered probable at this time because none of the plans are entirely within our control and have not been approved by our board of directors as of the date of the financial statements. Therefore, our expectation to generate operating losses and negative operating cash flows in the future and our need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these financial statements are issued.

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

The following table shows our research and development expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Development candidate:
Sapanisertib (CB-228)	$2,301	$—
Mivavotinib (CB-659)	1,981	—
Telaglenastat (CB-839)	2,259	11,705
CB-280	847	1,779
Total development	7,388	13,484
Preclinical and research:
Preclinical and research	2,178	1,855
Total	$9,566	$15,339

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months
	Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$9,566	$15,339	$(5,773)	-38%
General and administrative	4,260	5,428	(1,168)	-22%
Total operating expenses	13,826	20,767	(6,941)	-33%
Loss from operations	(13,826)	(20,767)	6,941	-33%
Interest and other income (expense), net	(9)	372	(381)	-102%
Net loss	$(13,835)	$(20,395)	$6,560	-32%

Research and Development. Research and development expenses decreased $5.8 million, or 38%, from $15.3 million for the three months ended March 31, 2021 to $9.6 million for the three months ended March 31, 2022. The decrease of $5.8 million was due to a $9.5 million decrease in the telaglenastat program and a $0.9 million decrease in the CB-280 program, partially offset by a $2.3 million increase due to the sapanisertib program, a $2.0 million increase due to the mivavotinib program, and a $0.3 million increase in our early stage research.

General and Administrative. General and administrative expenses decreased $1.2 million, or 22%, from $5.4 million for the three months ended March 31, 2021, to $4.3 million for the three months ended March 31, 2022. The decrease of $1.2 million was due to a $1.1 million decrease in personnel-related costs, primarily from decreases in stock-based compensation expense, salaries and severance, and a $0.1 million decrease in professional services costs.

Interest and Other Income (Expense), net. Interest and other income (expense), net decreased $0.4 million, or 102%, from $0.4 million for the three months ended March 31, 2021 to ($9,000) for the three months ended March 31, 2022. The decrease of $0.4 million related to a gain on the remeasurement of our lease liability during the three months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents totaling $44.7 million. Our operations have been financed by net proceeds from the sale of shares of our capital stock and payments from our collaboration and licensing agreements.

Public Offering

On April 1, 2022, we closed an underwritten public offering of 18,518,519 shares of our common stock at a combined price to the public of $0.54 per share and accompanying common warrants for gross proceeds to us of $10 million, and net proceeds of $8.5 million after underwriting discounts, commissions and offering costs. Each share of common stock is accompanied by a warrant to purchase one share of common stock at an exercise price of $0.54 per share, which is immediately exercisable and will expire 18 months from the date of issuance, or a short-term warrant, and a warrant to purchase one share of common stock at an exercise price of $0.54 per share, which is immediately exercisable and will expire 5 years from the date of issuance, or a long-term warrant.

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

Shelf Registration Statement

In August 2020, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, or SEC, which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our common stock. As of March 31, 2022, $227.9 million of our common stock remained available for sale, of which $62.9 million may be issued and sold pursuant to an "at-the-market" offering program, or ATM program, for sales of our common stock under a sales agreement with Jefferies LLC, subject to certain conditions as specified in the sales agreement. Our ability to sell securities under the shelf registration statement and the ATM program will be limited until we are no longer subject to the SEC's "baby shelf" limitations.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these condensed consolidated financial statements are issued on May 10, 2022. We believe that our existing cash and cash equivalents as of May 10, 2022, will be sufficient for us to meet our current operating plan through the second quarter of 2023. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially based on a number of factors including the extent and magnitude of the impact from the COVID-19 pandemic, in particular the challenges associated with opening new and enrolling existing clinical studies. Based on current planning assumptions, we intend to announce data from our sapanisertib and mivavotinib Phase 2 studies by the first quarter of 2023. If data from these trials are not available until after the end of the second quarter of 2023, we will require additional capital to release these data. In addition, in order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months
	Ended March 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(16,010)	$(22,002)
Cash provided by investing activities	$—	$6,500
Cash provided by financing activities	$1,137	$9,537

Cash used in operating activities was $16.0 million for the three months ended March 31, 2022, compared to $22.0 million for the three months ended March 31, 2021. The decrease of $6.0 million in cash used in operating activities mainly related to decreased research and development costs, primarily in our telaglenastat program.

Cash provided by investing activities was zero and $6.5 million for the three months ended March 31, 2022 and 2021, respectively, and for the three months ended March 31, 2021 was related to proceeds from the sale and maturity of investments.

Cash provided by financing activities was $1.1 million and $9.5 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, we received $1.1 million and $9.5 million, respectively, in net proceeds from the sale and issuance of common stock related to our at-the-market offering program.

Contractual Obligations and Other Commitments

There have been no material changes to the contractual obligations during the three months ended March 31, 2022, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

Please refer to Note 2 to our unaudited condensed consolidated financial statements appearing under Part I, Item 1 for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2022, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2022, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
The price of our common stock and our stockholders' (deficit) equity does not meet the requirements for continued listing on the Nasdaq Global Select Market. If we fail to maintain or regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

Risk Factors

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*

•
Since our inception, we have incurred significant operating losses. Our net loss was $13.8 million for the three months ended March 31, 2022 and $115.1 million for the year ended December 31, 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $505.2 million. To date, we have financed our operations through sales of our capital stock and payments from the Incyte Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it may be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
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

There is substantial doubt regarding our ability to continue as a going concern. We will need substantial additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.*

As of March 31, 2022, our cash and cash equivalents were $44.7 million. On April 1, 2022, we received net proceeds of $8.5 million related to our public offering after underwriting discounts, commissions and offering costs. Based on our current business plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the quarter ended March 31, 2022 are issued. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, potentially prepare for commercial launch of, and seek marketing approval for our product candidates, specifically sapanisertib, mivavotinib, and CB-280, and as we become obligated to make milestone payments pursuant to our outstanding license and asset purchase agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution of the approved product.

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

Further, there has been heightened governmental scrutiny of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the MFN Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy”, with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through the end of March 2022. From April 2022 through June 2022, a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. It is possible that additional governmental action will be taken in response to the COVID-19 pandemic. We expect that healthcare reform measures may be adopted in the future, particularly in light of the new presidential administration, which could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of any of our product candidates that we successfully commercialize.

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

Risks Related to Our Securities

The price of our common stock currently does not meet the requirements for continued listing on the Nasdaq Global Select Market. If we fail to maintain or regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.*

The continued listing standards of the Nasdaq Global Select Market, or Nasdaq, require, among other things, that the minimum price of a listed company’s stock be at or above $1.00. If the minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. The bid price of our common stock closed below the minimum $1.00 per share requirement and on December 30, 2021 we received a notification of noncompliance from Nasdaq. In accordance with Nasdaq’s listing rules, we have been afforded 180 calendar days to regain compliance with the bid price requirement. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days.

In addition, on April 7, 2022, we received a written notice, or the Notice, from the Listing Qualifications Staff of The Nasdaq Stock Market LLC notifying us that our stockholders’ equity as reported in our Annual Report on Form 10-K for the year ended

December 31, 2021, did not satisfy the continued listing requirement under Nasdaq Listing Rule 5450(b)(1)(A) for the Nasdaq Global Select Market, which requires that a listed company’s stockholders’ equity be at least $10.0 million. In accordance with such Notice, we have 45 calendar days from the date of the Notice to submit a plan to regain compliance with Nasdaq Listing Rule 5450(b)(1)(A), or we may choose to transfer the listing of our common stock to The Nasdaq Capital Market. We intend to submit a compliance plan within 45 days of the date of the Notice, and will evaluate available options to resolve the deficiency and regain compliance. If our compliance plan is accepted, we may be granted up to 180 calendar days from April 7, 2022 to evidence compliance. There can be no assurance that we will be able to regain compliance with Nasdaq Listing Rule 5450(b)(1)(A), maintain compliance with any other listing requirements, or be able to transfer the listing of our common stock to the Nasdaq Capital Market.

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

Stockholders will incur dilution of their percentage ownership interest in our common stock to the extent we issue additional shares of common stock to the holders of the Series A preferred stock. Any issuance or potential issuance of additional shares of common stock could adversely affect our stock price, make it more difficult for us to raise capital on favorable terms, or at all, and harm our business, results of operations and financial condition.

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

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and our amended and restated bylaws designate the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which will restrict our stockholders' ability to choose the judicial forum for disputes with us or our directors, officers, or employees.*

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine.

The provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims.

To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation and/or our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business, financial condition, results of operations, and prospects.

These exclusive choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find such exclusive-forum provisions to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

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

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Calithera Biosciences, Inc.	8-K	001-36644	3.1	10/7/2014

3.2	Amended and Restated Bylaws of Calithera Biosciences, Inc.	10-Q	001-36644	3.2	8/10/2020

3.3	Calithera Biosciences, Inc. Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock.	8-K	001-36644	3.1	10/19/2021

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2	Form of common stock certificate.	S-1	333-198355	4.1	9/25/2014

4.3	Form of Short-Term Warrant.	8-K	001-36644	4.1	03/31/2022

4.4	Form of Long-Term Warrant.	8-K	001-36644	4.2	03/31/2022

4.5	Form of Warrant Agency Agreement by and between Calithera Biosciences, Inc. and American Stock Transfer & Trust Company.	8-K	001-36644	4.3	03/31/2022

10.1^	Preferred Stock Purchase Agreement, by and between Calithera Biosciences, Inc. and Millennium Pharmaceuticals, Inc., dated as of October 18, 2021.	8-K	001-36644	10.1	10/19/2021

10.2†#	Asset Purchase Agreement, between Calithera Biosciences, Inc. and Millennium Pharmaceuticals, Inc., dated as of October 18, 2021.	10-Q	001-36644	10.3	11/9/2021

10.3	Sales Agreement, by and between Calithera Biosciences, Inc. and Jefferies LLC, dated August 10, 2020.	S-3	333-243731	1.2	8/10/2020

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).					X

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a).					X

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

						X

101 INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101 SCH**	Inline XBRL Taxonomy Extension Schema Document.

101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three ended March 31, 2022, has been formatted in Inline XBRL.

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

** Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ (Deficit) Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Calithera Biosciences, Inc.

Date: May 10, 2022	By:	/s/ Susan M. Molineaux
Susan M. Molineaux, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Stephanie Wong
Stephanie Wong
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)