Form 10-Q
period 2022-06-30
Calithera Biosciences, Inc.
filed 2022-08-16
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022 the registrant had 4,865,134 shares of common stock, $0.0001 par value per share, outstanding.

Calithera Biosciences, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2022

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

Calithera Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$41,789	$59,537
Prepaid expenses and other current assets	1,035	1,915
Total current assets	42,824	61,452
Restricted cash	270	270
Property and equipment, net	538	556
Operating lease right-of-use asset	1,926	2,478
Total assets	$45,558	$64,756
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$990	$3,650
Accrued and other liabilities	7,904	10,356
Total current liabilities	8,894	14,006
Noncurrent operating lease liability	917	1,666
Warrant liabilities	496	—
Total liabilities	10,307	15,672
Commitments and contingencies
Convertible preferred stock; $0.0001 par value; 10,000 shares authorized as of June 30, 2022 and December 31, 2021; 0 and 1,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; $35,000 liquidation preference as of June 30, 2022 and December 31, 2021 (Note 7)	—	40,702
Stockholders’ equity:
Convertible preferred stock; $0.0001 par value; 10,000 shares authorized as of June 30, 2022 and December 31, 2021; 1,000 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; $35,000 liquidation preference as of June 30, 2022 and December 31, 2021 (Note 7)	22,342	—
Common stock, $0.0001 par value, 200,000 shares authorized as of June 30, 2022 and December 31, 2021; 4,865 and 3,857 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	508,787	499,708
Accumulated deficit	(495,878)	(491,326)
Total stockholders’ equity	35,251	8,382
Total liabilities, convertible preferred stock and stockholders’ equity	$45,558	$64,756

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue:
License revenue	$—	$3,000	$—	$3,000
Total revenue	—	3,000	—	3,000
Operating expenses:
Research and development	7,758	12,820	17,324	28,159
General and administrative	3,618	4,487	7,878	9,915
Total operating expenses	11,376	17,307	25,202	38,074
Loss from operations	(11,376)	(14,307)	(25,202)	(35,074)
Other income (expense):
Transaction costs allocable to warrant liabilities	(475)	—	(475)	—
Change in fair value of warrant liabilities	2,706	—	2,706	—
Interest and other income (expense), net	68	(4)	59	368
Other income (expense), net	2,299	(4)	2,290	368
Net loss	(9,077)	(14,311)	(22,912)	(34,706)
Deemed contribution from Series A preferred stock extinguishment	18,360	—	18,360	—
Adjustment to allocate undistributed earnings to participating security	(1,362)	—	—	—
Net income (loss) attributable to common stockholders	$7,921	$(14,311)	$(4,552)	$(34,706)
Net income (loss) per share attributable to common stockholders - basic	$1.63	$(3.86)	$(1.04)	$(9.49)
Net loss per share attributable to common stockholders - diluted	$(1.59)	$(3.86)	$(4.48)	$(9.49)
Weighted average common shares used to compute net income (loss) per share attributable to common stockholders - basic	4,863	3,703	4,396	3,658
Weighted average common shares used to compute net loss per share attributable to common stockholders - diluted	5,699	3,703	5,120	3,658

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(9,077)	$(14,311)	$(22,912)	$(34,706)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	—	—	—	(3)
Total comprehensive loss	$(9,077)	$(14,311)	$(22,912)	$(34,709)

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(Unaudited)

(In thousands)

	Three Months Ended June 30, 2022
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity
Balance at March 31, 2022	1,000	$40,702	—	$—	3,936	$—	$502,025	$(505,161)	$—	$(3,136)
Reclassification of convertible preferred stock to shareholders' equity (Note 7)	(1,000)	(40,702)	1,000	40,702	—	—	—	—	—	40,702
Deemed contribution from Series A preferred stock extinguishment (Note 7)	—	—	—	(18,360)	—	—	—	18,360	—	—
Issuance of common stock in connection with public offering, net of underwriting commissions and issuance costs	—	—	—	—	926	—	5,775	—	—	5,775
Issuance of common stock pursuant to equity incentive plans	—	—	—	—	3	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	—	—	975	—	—	975
Net loss	—	—	—	—	—	—	—	(9,077)	—	(9,077)
Balance at June 30, 2022	—	$—	1,000	$22,342	4,865	$—	$508,787	$(495,878)	$—	$35,251

	Three Months Ended June 30, 2021
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at March 31, 2021	—	$—	—	$—	3,694	$—	$490,791	$(396,633)	$—	$94,158
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	—	—	—	—	8	—	400	—	—	400
Issuance of common stock pursuant to equity incentive plans	—	—	—	—	3	—	122	—	—	122
Stock-based compensation expense	—	—	—	—	—	—	2,644	—	—	2,644
Net loss	—	—	—	—	—	—	—	(14,311)	—	(14,311)
Balance at June 30, 2021	—	$—	—	$—	3,705	$—	$493,957	$(410,944)	$—	$83,013

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2022
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2021	1,000	$40,702	—	$—	3,857	$—	$499,708	$(491,326)	$—	$8,382
Reclassification of convertible preferred stock to shareholders' equity (Note 7)	(1,000)	(40,702)	1,000	40,702	—	—	—	—	—	40,702
Deemed contribution from Series A preferred stock extinguishment (Note 7)	—	—	—	(18,360)	—	—	—	18,360	—	—
Issuance of common stock in connection with public offering, net of underwriting commissions and issuance costs	—	—	—	—	926	—	5,775	—	—	5,775
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	—	—	—	—	62	—	1,137	—	—	1,137
Issuance of common stock pursuant to equity incentive plans	—	—	—	—	20	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	—	—	2,155	—	—	2,155
Net loss	—	—	—	—	—	—	—	(22,912)	—	(22,912)
Balance at June 30, 2022	—	$—	1,000	$22,342	4,865	$—	$508,787	$(495,878)	$—	$35,251

	Six Months Ended June 30, 2021
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2020	—	$—	—	$—	3,534	$—	$478,606	$(376,238)	$3	$102,371
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	—	—	—	—	168	—	9,888	—	—	9,888
Issuance of common stock pursuant to equity incentive plans	—	—	—	—	3	—	124	—	—	124
Stock-based compensation expense	—	—	—	—	—	—	5,339	—	—	5,339
Net loss	—	—	—	—	—	—	—	(34,706)	—	(34,706)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2021	—	$—	—	$—	3,705	$—	$493,957	$(410,944)	$—	$83,013

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows Used in Operating Activities
Net loss	$(22,912)	$(34,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	128	146
Accretion of discounts on investments	—	2
Stock-based compensation	2,155	5,339
Gain on remeasurement of the lease liability	—	(362)
Change in fair value of warrant liabilities	(2,706)	—
Transaction costs allocable to warrant liabilities	475	—
Non-cash lease expense	552	606
Changes in operating assets and liabilities:
Receivables	—	1,529
Prepaid expenses and other current assets	880	241
Other assets	—	(46)
Accounts payable	(2,660)	(460)
Accrued liabilities	(2,514)	(4,867)
Lease liability	(672)	(545)
Net cash used in operating activities	(27,274)	(33,123)

Cash Flows (Used in) Provided by Investing Activities
Proceeds from sale and maturity of investments	—	8,000
Purchases of property and equipment	(110)	—
Net cash (used in) provided by investing activities	(110)	8,000

Cash Flows Provided by Financing Activities
Proceeds from issuance of common stock and warrants from a public offering, net	8,487	—
Proceeds from issuance of common stock through an at-the-market offering, net	1,137	9,888
Proceeds from stock option exercises and employee stock purchase plan purchases	12	124
Net cash provided by financing activities	9,636	10,012

Net decrease in cash, cash equivalents, and restricted cash	(17,748)	(15,111)
Cash, cash equivalents, and restricted cash at beginning of period	59,807	107,586
Cash, cash equivalents, and restricted cash at end of period	$42,059	$92,475

See accompanying notes.

Calithera Biosciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization

Calithera Biosciences, Inc., or the Company, was incorporated in the State of Delaware on March 9, 2010. The Company is a fully-integrated, clinical stage precision oncology biopharmaceutical company. Driven by a commitment to rigorous science and a passion for improving the lives of people impacted by cancer, Calithera is advancing a pipeline of investigational, small molecule oncology compounds with a biomarker-driven approach. The Company’s principal operations are based in South San Francisco, California, and it operates in one segment.

Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Calithera Biosciences UK Limited and Calithera Biosciences Ireland Limited. All significant intercompany accounts and transactions have been eliminated from the condensed consolidated financial statements.

The Company's Ability to Continue as a Going Concern

As of June 30, 2022, the Company had cash and cash equivalents of $41.8 million. The Company has incurred losses since inception and to date has financed its operations primarily through the sale of shares of its capital stock and payments from the Company’s collaboration and licensing agreements. As of June 30, 2022, the Company had an accumulated deficit of $495.9 million. During the year ended December 31, 2021 and six months ended June 30, 2022, the Company incurred a loss from continuing operations of $115.1 million and $22.9 million, respectively, and used $66.3 million and $27.3 million of cash in operations, respectively. The Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of its existing product candidates, including sapanisertib and mivavotinib, and the achievement of a level of revenues adequate to support its cost structure.

In accordance with Accounting Standards Codification, or ASC, 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued on August 15, 2022. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future equity or debt issuances cannot be considered probable at this time because these plans are not entirely within the Company’s control and have not been approved by the board of directors as of the date of these condensed consolidated financial statements.

The Company's expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these condensed consolidated financial statements are issued on August 15, 2022. Management's plans to alleviate the conditions that raise substantial doubt include the pursuit of additional cash resources through sales of shares of its capital stock, reduced 2022 and 2023 spending, and potentially through strategic collaboration or licensing agreements. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

Certain Effects of the Reverse Stock Split

The Company's stockholders approved a reverse stock split of the Company's common stock on June 1, 2022, which became effective on June 14, 2022, or the Reverse Stock Split. On that date, every 20 issued and outstanding shares of the Company's common stock automatically converted into one outstanding share of common stock. As a result of the Reverse Stock Split, the number of the outstanding shares of common stock decreased from 97,300,826 (pre-split) shares to 4,865,036 (post-split) shares. In addition, by reducing the number of outstanding shares, the Company's loss per share in all prior periods increased by a factor of 20. The Reverse Stock Split affected all shares of common stock outstanding immediately prior to the effective time of the Reverse Stock Split, as well as the number of shares of common stock available for issuance under the Company's equity incentive plans and employee stock purchase plan. In addition, the Reverse Stock Split effected a reduction in the number of shares of common stock issuable upon the conversion of shares of Series A convertible preferred stock, or the Series A preferred stock, and upon the exercise of the stock options and warrants outstanding immediately prior to the effectiveness of the Reverse Stock Split. The reverse stock split affected all holders of common stock uniformly, and did not affect any stockholder's percentage of ownership interest. The par value of the Company's common stock remained unchanged at $0.0001 per share and the number of authorized shares of common stock remained the same after the Reverse Stock Split.

As the par value per share of the Company's common stock remained unchanged at $0.0001 per share, the change in the common stock recorded at par value has been reclassified to additional paid-in-capital on a retroactive basis. All references to shares of common stock and per share data for all periods presented in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of June 30, 2022, the statements of operations, comprehensive loss, and stockholders’ (deficit) equity, for the three and six months ended June 30, 2022 and 2021, and the statement of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three and six month periods are also unaudited. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the Securities and Exchange Commission, or SEC.

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

Warrant Liabilities

The Company accounts for its warrants for the issuance of common stock in accordance with ASC 480, Distinguishing Liabilities from Equity (Topic 480), or ASC 480. Because the warrants do not meet the criteria for equity classification, the warrants are recorded as liabilities in the accompanying condensed consolidated balance sheet and are measured at fair value with gains or losses recognized in the condensed consolidated statement of operations. The Company will continue to adjust the liabilities for changes in fair value until the earlier of the exercise or expiration of the warrants. The Company classifies warrant liabilities with contractual terms remaining of more than one year as long-term liabilities and those with contractual terms remaining of one year or less as current liabilities.

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

The Company had no contract assets or liabilities as of June 30, 2022 and December 31, 2021. For the three and six months ended June 30, 2022 and 2021, the Company did not recognize any revenue from performance obligations satisfied in previous periods.

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

Net Income (Loss) Per Share Attributable to Common Stockholders

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period without consideration of common stock equivalents. Diluted net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) by the weighted-average number of common equivalent shares outstanding for the period. Diluted net income (loss) per share includes any dilutive impact from outstanding stock options, stock awards, and warrants using the treasury stock method and the dilutive impact of the Series A preferred stock using the if-converted method.

The Series A preferred stock is considered a participating security as the holders may receive dividends with common stock, when and if declared for common stock, on an as-if-converted basis. The Company has applied the two-class method to consider the impact of the Series A preferred shares on the calculation of basic and diluted earnings per share.

Offering Costs Associated with Public Offering and Accompanying Warrants

Offering costs incurred in connection with the April 1, 2022 public offering and the issuance of accompanying warrants of approximately $1.5 million, consisted principally of underwriter discounts, commissions and offering costs. These expenses were allocated to the common stock and the warrants based on the allocated proceeds in the amount equal to their respective fair values as of the initial measurement date.

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that were measured on a recurring basis (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$41,201	$—	$—	$41,201
Total financial assets	$41,201	$—	$—	$41,201
Financial Liabilities:
Short-term warrants	$—	$—	$9	$9
Long-term warrants	—	—	487	487
Total financial liabilities	$—	$—	$496	$496

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$56,337	$—	$—	$56,337
Total financial assets	$56,337	$—	$—	$56,337

Fair Value Measurement of the Warrant Liabilities

On April 1, 2022, the Company closed an underwritten public offering of 925,925 shares of common stock and accompanying warrants at a combined offering price of $10.80 per share, for $10 million in gross proceeds. The common stock was accompanied by warrants to purchase 925,925 shares of common stock at an exercise price of $10.80 per share, which are immediately exercisable and will expire 18 months from the date of issuance, or short-term warrants, and warrants to purchase 925,925 shares of common stock at an exercise price of $10.80 per share, which are immediately exercisable and will expire 5 years from the date of issuance, or long-term warrants.

The Company estimated the fair value for the warrants using a Black-Scholes model. The warrants are classified as Level 3 due to the use of unobservable inputs. The key inputs into the Black-Scholes model for the warrants were as follows:

	Fair Value Inputs for the Warrants
	April 1, 2022
Input	(Initial Measurement)	June 30, 2022
Short-term warrants:
Risk-free interest rate	2.07%	2.81%
Term in years	1.5 years	1.25
Expected volatility	48.3%	55.0%
Exercise price per share of common stock	$10.80	$10.80
Stock price	$7.34	$2.46

Long-term warrants:
Risk-free interest rate	2.53%	2.99%
Term in years	5 years	4.75 years
Expected volatility	48.3%	55.0%
Exercise price per share of common stock	$10.80	$10.80
Stock price	$7.34	$2.46

The estimated probability and timing of a fundamental transaction were also evaluated at both measurement dates to estimate the term and fair value of the warrants.

The expected volatility as of April 1, 2022 was derived using a blended volatility rate incorporating a calibrated volatility as of April 1, 2022 based on the gross proceeds at the time of issuance of the common stock and the accompanying warrants and volatilities based on comparable companies. The expected volatility as of June 30, 2022 was derived using a blended volatility rate incorporating the calibrated volatility as of April 1, 2022 based on the gross proceeds at the time of issuance of the common stock and the accompanying warrants, considering changes in Company specific historic volatility since issuance, and volatilities based on comparable companies' volatilities since issuance.

The fair value of the short-term and long-term warrants at initial measurement on April 1, 2022 was estimated to be $0.86 and $2.60 per common share issuable, respectively. The fair value of the short-term and long-term warrants at June 30, 2022 was estimated to be $0.01 and $0.53 per common share issuable, respectively. The following table presents the changes in the fair value of the Level 3 warrant liabilities (in thousands):

	Short-Term	Long-Term
	Warrants	Warrants	Total
Initial fair value measurement on April 1, 2022	$793	$2,409	$3,202
Change in valuation	(784)	(1,922)	(2,706)
Fair value as of June 30, 2022	$9	$487	$496

4. Financial Instruments

Cash equivalents, all of which are classified as available-for-sale securities, and restricted cash, consisted of the following (in thousands):

	June 30, 2022				December 31, 2021
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$41,201	$—	$—	$41,201	$56,337	$—	$—	$56,337
	$41,201	$—	$—	$41,201	$56,337	$—	$—	$56,337
Classified as:
Cash equivalents				$40,931				$56,067
Restricted cash				270				270
Total cash equivalents, restricted cash and investments				$41,201				$56,337

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of June 30, 2022 and December 31, 2021, there were no unrealized losses on cash equivalents. As of June 30, 2022, the Company had a total of $42.1 million in cash, cash equivalents and restricted cash, which includes approximately $0.9 million in cash and $41.2 million in cash equivalents and restricted cash.

5. Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued clinical and manufacturing expenses	$2,573	$5,086
Accrued payroll and related expenses	2,700	3,283
Accrued preclinical and research expenses	567	413
Accrued professional services expenses	506	155
Current portion of lease liability	1,451	1,374
Other	107	45
Total accrued and other liabilities	$7,904	$10,356

6. Leases

The Company has a non-cancelable facility lease agreement, or the Lease, for office and laboratory facilities in South San Francisco, California, with a remaining lease term of 1.6 years, through January 2024, and a two-year renewal option prior to expiration. The renewal option to extend the Lease was not considered in the determination of the right-of-use asset or the lease liability for the Lease as the Company did not consider it reasonably certain that it would exercise any such option. The Lease provides that the Company is obligated to pay certain variable costs, including taxes and operating expenses. The Lease is classified as an operating lease. From inception, the Company has measured the present value of its lease liability using an estimated incremental borrowing rate of 9%.

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

The components of net operating lease costs included in the condensed consolidated statement of operations for the three and six months ended June 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Lease Costs:	2022	2021	2022	2021
Straight-line rent expense related to facility operating lease	$325	$326	$651	$810
Variable rent expense related to facility operating lease	293	249	522	493
Net operating lease costs	$618	$575	$1,173	$1,303

Cash paid for amounts included in the measurement of the lease liabilities for both the three months ended June 30, 2022 and 2021, was $0.4 million and was included in net cash used in operating activities in the Company’s unaudited condensed consolidated statements of cash flows. Cash paid for amounts included in the measurement of the lease liabilities for the six months ended June 30, 2022 and 2021, was $0.8 million and $0.7 million, respectively, and was included in net cash used in operating activities in the Company’s unaudited condensed consolidated statements of cash flows.

The balance sheet classification of the Company’s operating lease liability was as follows (in thousands):

Operating Lease Liability:	June 30, 2022	December 31, 2021
Current portion included in accrued and other liabilities	$1,451	$1,374
Noncurrent operating lease liability	917	1,666
Total operating lease liability	$2,368	$3,040

The maturities of the Company’s lease liability as of June 30, 2022, was as follows (in thousands):

Year ending December 31:
2022 (excluding the six months ended June 30, 2022)	$775
2023	1,593
2024	136
Total lease payments	2,504
Less: interest	(136)
Present value of lease liability	$2,368

7. Takeda Asset Purchase and Stock Purchase Agreements

Takeda Asset Purchase Agreement

On October 18, 2021, the Company entered into an Asset Purchase Agreement, or APA, with Millennium Pharmaceuticals, Inc., or Millennium, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda, pursuant to which the Company acquired and licensed from Millennium certain technology, intellectual property and other assets related to Takeda’s small molecule programs sapanisertib (CB-228, formerly known as TAK-228) and mivavotinib (CB-659, formerly known as TAK-659), or the Takeda Programs. On May 23, 2022, the Company and Millennium entered into an amendment to the APA to amend the amount of the deductibles specified in the agreement.

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

Pursuant to the APA, in October 2021, the Company paid Millennium an upfront payment of $10 million in cash and issued to Millennium 1,000,000 shares of its Series A preferred stock as referenced below. In determining the total purchase consideration paid to Millennium, the Series A preferred stock shares were classified as level 3 in the valuation hierarchy due to the presence of significant unobservable inputs, and were valued upon issuance at $40.9 million using the Black-Scholes option-pricing model and the following assumptions:

		Description
Credit spread	12.4%	Allowance for counterparty credit risk of the Company given the liquidation preference and obligation to issue more shares as the stock price decreases
Expected term	0.7 years	Weighted average remaining term, as determined upon Issuance date
Volatility	55%	Based on the Company's trading history for its common stock over the estimated term to the mandatory pricing date
Risk-free interest rate	0.08%	Based on the U.S. constant maturity treasury yield curve at the time of Issuance over the expected term
Common stock price	$40.80	The Company's closing common stock price on October 15, 2021 (as adjusted for the Reverse Stock Split)

The estimated probability and timing of a qualified financing were also evaluated at the time of issuance to determine the estimated weighted-average expected term and the fair value of the Series A preferred stock.

Total consideration transferred in October 2021 was $50.9 million and was comprised of the $10 million cash payment and the estimated fair value of the shares of the Company’s Series A preferred stock of $40.9 million. The Company recorded a charge of $50.9 million related to the assets acquired to “research and development related to asset acquisition” in the consolidated statements of operations as the assets acquired had no alternative future use at the time of the acquisition. There were no material direct transaction costs related to the transaction.

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

Preferred Stock Purchase Agreement

On October 18, 2021, in accordance with the APA, the Company entered into a Preferred Stock Purchase Agreement, or the Purchase Agreement, with Millennium, pursuant to which it agreed to issue 1,000,000 shares of its Series A preferred stock. Each share of Series A preferred stock was initially convertible at the option of the holder into approximately 857,843 shares of common stock, based on the Company’s $40.80 per share closing stock price on October 15, 2021. The conversion rate of the Series A preferred stock is subject to anti-dilution adjustments that if triggered would result in the issuance of additional shares of common stock upon conversion.

On May 23, 2022, the Company filed a Certificate of Amendment to its Certificate of Designations of Preferences, Rights and Limitations of the Series A preferred stock, or the Certificate of Amendment, that limits the aggregate number of shares of common stock to be issued upon conversion of the Series A preferred stock to a maximum of 6,644,014 shares of common stock.

On June 1, 2022, at the annual meeting of stockholders, stockholders approved the issuance of more than 20% of the Company's issued and outstanding common stock related to the conversion of the Series A preferred stock.

On July 1, 2022, Millennium transferred their ownership interest in the Series A preferred stock to Takeda Ventures, Inc., a wholly owned subsidiary of Takeda Pharmaceuticals Company Limited. The holder of the Series A preferred stock has the following rights, preferences and privileges:

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

Mandatory Conversion

The Series A preferred stock will automatically convert, subject to certain beneficial ownership limitations, on the earlier of (i) the 18-month anniversary of the date of issuance, or the Mandatory Pricing Date, into 857,843 shares of common stock, subject to adjustment into additional shares of common stock if the volume weighted-average price of common stock on the thirty (30) trading days prior to the Mandatory Pricing Date is lower than $40.80 and (ii) a qualified financing that results in net proceeds to the Company of at least $40 million, excluding the conversion of the Series A preferred stock into 857,843 shares of common stock, subject to adjustment into additional shares of common stock if the weighted-average price paid by investors in the Qualified Financing is lower than $40.80 per share.

Optional Conversion

The Series A preferred stock is convertible, subject to certain beneficial ownership limitations, at the option of the holder thereof, at any time prior to the Mandatory Pricing Date or a Qualified Financing into 857,843 shares of common stock, subject to adjustment into additional shares of common stock if the volume weighted-average sales price per share of certain shares of common stock sold from the issuance date of the Series A preferred stock through the date of the election to convert is lower than $40.80 per share.

Dividends

The Series A preferred stock will be entitled to dividends or distributions on shares of Series A preferred stock equal to and in the same form as dividends or distributions actually paid on shares of the common stock when, as and if such dividends or distributions are paid. No dividends had been declared by the Board of Directors as of June 30, 2022.

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

Redemption Rights

The holders of the Series A preferred stock have no redemption rights. However, prior to June 1, 2022, if the Company was unable to obtain stockholder approval, and as a result the Series A preferred stockholders were unable to convert all the shares into common stock, then the parties would have promptly negotiated in good faith the timing and amount per share to be paid to compensate the holder for such inability (“Redemption Event”); provided, however that the Company would not have been required to make any cash redemption payment until at least three years after the Closing Date without the Company’s consent. On June 1, 2022, at the annual meeting of stockholders, the Company obtained stockholder approval.

The Company recorded the Series A preferred stock at an estimated fair value at the time of issuance of $40.9 million, net of issuance costs of approximately $0.2 million. The Company classified the Series A preferred stock as temporary equity due to the uncertainty of having sufficient authorized common stock reserved for issuance to cover the potential conversion of the Series A preferred stock into common stock if any of the conversion features (optional or automatic) are triggered.

Prior to June 1, 2022, if the Company did not receive stockholder approval, then the Company might have been required to compensate the holder, upon occurrence of a Redemption Event. At the end of each reporting period, the Company adjusted the Series A preferred stock carrying value to the greater of the issuance date fair value of $40.9 million or the current redemption amount in accordance with ASC 480-10-S99-3A, Distinguishing Liabilities from Equity.

On May 23, 2022, upon Millennium's consent, the Company filed the Certificate of Amendment that limits the aggregate number of shares of common stock to be issued upon conversion of the Series A preferred stock to a maximum of 6,644,014 shares of common stock. The Company accounted for the amendment as an extinguishment of the existing Series A preferred stock due to the significance of the change in the conversion feature. The Company estimated the fair value of the new Series A preferred stock to be $22.3 million on the date of issuance. The difference of $18.4 million between the carrying value of the existing Series A preferred stock and the estimated fair value of the new Series A preferred stock was recorded as an adjustment to accumulated deficit as a deemed contribution.

The new Series A preferred stock was recorded at $22.3 million and was classified as level 3 in the valuation hierarchy due to the presence of significant unobservable inputs. The new Series A preferred stock was valued at the time of the amendment using the Black-Scholes option-pricing model and the following key assumptions:

		Description
Credit spread	22.4%	Allowance for counterparty credit risk of the Company given the liquidation preference and obligation to issue more shares as the stock price decreases
Expected term	0.9 years	Weighted average remaining term, as determined upon Amendment date
Volatility	55%	Blended volatility
Risk-free interest rate	1.95%	Based on the U.S. constant maturity treasury yield curve at the time of Amendment over the expected term
Common stock price	$4.44	The Company's closing common stock price on May 23, 2022 (as adjusted for the Reverse Stock Split)

In addition, the Company considered the estimated probability and timing of a qualified financing in determining the weighted-average expected term and the estimated fair value of the new Series A preferred stock.

8. Stockholders’ Equity and Warrant Liabilities

At-the-Market Offering

In August 2020, the Company entered into a sales agreement with Jefferies as sales agent and underwriter, pursuant to which the Company could issue and sell shares of its common stock with an aggregate maximum offering price of $75 million under an at-the-market offering program, or the ATM program. The Company will pay Jefferies up to 3% of gross proceeds for any common stock sold through the sales agreement. During the six months ended June 30, 2022, the Company sold 61,690 shares under the ATM program at an average price per share of $11.36, for net proceeds of $0.7 million, and received $0.4 million upon the settlement of trades outstanding at December 31, 2021. As of June 30, 2022, a total of 323,960 shares had been sold under the ATM program.

Public Offering and Warrants

On April 1, 2022, the Company closed an underwritten public offering of 925,925 shares of common stock and accompanying warrants at a combined offering price of $10.80 per share, for $10 million in gross proceeds, resulting in $8.5 million of net proceeds after deducting underwriting discounts and commissions and offering costs. The common stock was accompanied by warrants to purchase 925,925 shares of common stock at an exercise price of $10.80 per share, which are immediately exercisable and will expire 18 months from the date of issuance, or short-term warrants, and warrants to purchase 925,925 shares of common stock at an exercise price of $10.80 per share, which are immediately exercisable and will expire 5 years from the date of issuance, or long-term warrants.

Warrants

The holders of the warrants have the following rights, preferences and privileges:

Cashless Exercise

The warrants entitle the holders to purchase the Company's common stock by paying cash. However, at the time of exercise, if there is no effective registration statement, or the prospectus contained therein is not available for the issuance of the warrant shares, the warrants shall only be exercised in whole or in part, by means of a "cashless exercise" in which the holder shall be entitled to receive a number of shares calculated as defined in the agreement.

Fundamental Transaction Treatment

Short-Term Warrants

In the event of a fundamental transaction, as defined in the agreement, the short-term warrant holders shall have the right to receive, for each warrant share that would have been issuable upon the warrant exercise immediately prior to such transaction, at the option of the holder, the number of shares of common stock of the successor entity and any additional consideration receivable as a result of such transaction by a holder of the number of shares for which the warrant is exercisable immediately prior to the transaction. The Company shall not effect any fundamental transaction in which the Company is not the surviving entity or in which the consideration includes securities of another entity unless (i) the alternate consideration is solely cash and the Company provides for the “cashless exercise” of the warrant at the option of the holder or (ii) the successor entity assumes the Company’s obligations under the warrant. In the event of a fundamental transaction where the per share value of cash, securities, property or alternative consideration is greater than the then effective exercise price, the short-term warrant shall be automatically exercised via cashless exercise and shall immediately terminate upon the consummation of the transaction.

Long-Term Warrants

In the event of a fundamental transaction, as defined in the long-term warrant, the holders shall have the right to receive, for each warrant share that would have been issuable upon the warrant exercise immediately prior to such transaction, at the option of the holder, the number of shares of common stock of the successor entity and any additional consideration (the “alternate consideration”) receivable as a result of such transaction by a holder of the number of shares for which the warrant is exercisable immediately prior to the transaction.

Notwithstanding anything to the contrary, in the event of a fundamental transaction, the Company or any successor entity shall, at the holder’s option, purchase the long-term warrant from the holder for an amount of cash equal to the Black Scholes value (as defined in the warrant) of the remaining unexercised portion of the long-term warrant on the date of such transaction; provided, however, that, if the fundamental transaction is not within the Company's control, including not approved by the Company's board of directors, the holder shall only be entitled to receive the same type or form of consideration (and in the same proportion), at the Black Scholes value of the unexercised portion of the warrant, that is being paid to the holders of the Company’s common stock in connection with the transaction, whether that consideration be in the form of cash, stock or any combination thereof, or whether the holders of common stock are given the choice of alternative forms of consideration; provided, further, that if the holders of common stock are not paid any consideration in such fundamental transaction, such holders will be deemed to have received common stock of the successor entity.

The Company shall cause any successor entity in a fundamental transaction in which the Company is not the survivor to assume all of the Company’s obligations under the long-term warrants and shall, at the option of the holder, deliver replacement warrants exercisable for a number of shares of capital stock of the successor entity equivalent to the shares of common stock receivable upon exercise of the warrants prior to such transaction, with a corresponding adjustment to the exercise price (such number of shares and such exercise price being for the purpose of protecting the economic value of the warrants immediately prior to the transaction).

Stock Dividends and Splits

If the Company (i) pays a stock dividend or otherwise makes a distribution on shares of its common stock, (ii) subdivides outstanding shares of common stock into a larger number of shares, (iii) combines (including by way of reverse stock split) outstanding shares of common stock into a smaller number of shares, or (iv) issues by reclassification of shares of the common stock any shares of capital stock of the Company, in each case, the warrant exercise price shall be multiplied by a fraction of which the numerator shall be the number of shares of common stock outstanding immediately before such event and of which the denominator shall be the number of shares of common stock outstanding immediately after such event, and the number of shares issuable upon exercise of the warrant shall be proportionately adjusted such that the aggregate exercise price of the warrants shall remain unchanged.

Pro Rata Distributions

If the Company declares any dividend or other distribution to the holders of common stock (including any distribution of cash, stock or other securities, property or options by way of a dividend, spin off, reclassification, corporate rearrangement, scheme of arrangement or other similar transaction), the warrant holder shall be entitled to participate in such distribution to the same extent as if the holder had held the number of shares issuable upon complete exercise of the warrant immediately before the date of such distribution.

Voluntary Adjustment by Company

Subject to the rules and regulations of the trading market, the Company may at any time during the term of the warrant, subject to the prior written consent of the holder, reduce the then current exercise price to any amount and for any period of time deemed appropriate by the board of directors of the Company.

Purchase Rights

If the Company grants, issues or sells any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the holders of any class of shares of common stock, or the purchase rights, the warrant holder shall be entitled to acquire, on the terms applicable to such purchase rights, the aggregate purchase rights which the holder would have acquired if the holder had held the number of shares issuable upon complete exercise of the warrant immediately before the grant, issuance or sale of such purchase rights (subject to the beneficial ownership limitation discussed below).

Exercise Limitations

The Company shall not effect any exercise of the warrant, and the holder shall not have the right to exercise any portion of the warrant, if after giving effect to such exercise, the holder (together with its affiliates), would beneficially own more than 4.99% (or, upon election by a holder prior to the issuance of any warrants, 9.99%) of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares upon exercise of the warrant (the “beneficial ownership limitation”).

Automatic Cashless Exercise Upon Expiration

On the expiration date, the short-term warrants shall be automatically exercised via cashless exercise per the terms of the warrants.

Buy-in

If the Company fails to cause its transfer agent to transmit the underlying shares to the holder on exercise before the earliest of (i) two trading days after the delivery of exercise notice to the Company, (ii) the trading day after delivery of the aggregate exercise price or (iii) the standard settlement date as determined by the Company’s trading market (2 business days at the time the warrant was issued), and if after such date the holder is required by its broker to purchase (in an open market transaction or otherwise) or the holder’s brokerage firm otherwise purchases, shares of common stock to deliver in satisfaction of a sale by the holder of the underlying shares which the holder anticipated receiving upon such exercise (a “Buy-In”), then the Company shall (A) pay in cash to the holder the amount, if any, by which (x) the holder’s total purchase price (including brokerage commissions, if any) for the shares of common stock so purchased exceeds (y) the amount obtained by multiplying (1) the number of underlying shares that the Company was required to deliver upon exercise (2) the price at which the sell order giving rise to such purchase obligation was executed, and (B) at the option of the holder, either reinstate the portion of the warrant and equivalent number of warrant shares for which such exercise was not honored (in which case such exercise shall be deemed rescinded) or deliver to the holder the number of shares of common stock that would have been issued had the Company timely complied with its exercise and delivery obligations.

Transferability of the Warrants

The warrants are transferable, in whole or in part, upon surrender of the warrant, together with a written assignment of the warrant duly executed by the holder and funds sufficient to pay any taxes payable upon such transfer.

9. Stock-Based Compensation

Stock Options

A summary of stock option activity was as follows (in thousands, except weighted-average exercise price and contractual term amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2021	416	$123.57
Options granted	157	$8.27
Options cancelled	(86)	$98.78
Outstanding — June 30, 2022	487	$90.74	7.01	$—
Exercisable — June 30, 2022	275	$132.11	5.35	$—

Stock Awards

During the six months ended June 30, 2022, the Company issued 710 restricted stock units, or RSUs, to its employees. The RSUs vest 25% annually over 4 years commencing on the date of grant. The RSUs are measured at grant date fair value, at the market price of the Company’s common stock on the grant date. The Company records stock-based compensation expense related to the RSUs ratably over the employee respective requisite service period.

On January 20, 2021, the Company granted 80,378 performance-based restricted stock units, or PSUs, to employees. The PSUs vested 20% on January 3, 2022 and 80% upon the achievement of two goals that were achieved by January 3, 2022. The PSUs were measured at grant date fair value, using the market price of the Company’s common stock on the grant date of $59.60. The Company estimated that all vesting conditions were probable of being achieved and elected to recognize compensation expense for the PSUs as one aggregate award using the straight-line method over the estimated implicit service period from the grant date to January 3, 2022. The Company monitored the probability of achievement of the goals each reporting period and adjusted its estimates accordingly. During the three months ended June 30, 2022 and 2021, the Company recorded $0 and $0.9 million of expense, respectively, related to the PSUs. During the six months ended June 30, 2022 and 2021, the Company recorded $6,000 and $1.9 million of expense, respectively, related to the PSUs.

A summary of restricted stock unit activity was as follows (in thousands, except weighted-average grant-date fair value and contractual term amounts):

	Stock Awards (PSUs and RSUs)
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2021	35	$57.24
RSUs — Awarded	1	$10.15
PSUs and RSUs — Vested	(17)	$59.32
PSUs and RSUs — Cancelled	(4)	$56.94
Outstanding — June 30, 2022	15	$52.67	1.64	$37

Total stock-based compensation expense related to the Company’s 2010 Equity Incentive Plan, 2014 Equity Incentive Plan, 2018 Inducement Plan, and the 2014 Employee Stock Purchase Plan was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$456	$1,588	$954	$2,868
General and administrative	519	1,056	1,201	2,471
Total stock-based compensation	$975	$2,644	$2,155	$5,339

10. Net Income (Loss) per Share Attributable to Common Stockholders

The computation of basic and diluted net income (loss) per share attributable to common stockholders is as follows (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(9,077)	$(14,311)	$(22,912)	$(34,706)
Adjustment to reflect deemed contribution from Series A preferred stock extinguishment	18,360	—	18,360	—
Adjustment to allocate undistributed earnings to participating security - Series A preferred stock	(1,362)	—	—	—
Net income (loss) attributable to common stockholders - basic	7,921	(14,311)	(4,552)	(34,706)
Adjustment to reflect assumed conversion of Series A preferred stock	(16,998)	—	(18,360)	—
Net loss attributable to common stockholders - diluted	$(9,077)	$(14,311)	$(22,912)	$(34,706)

Denominator:
Weighted-average common stock outstanding - basic	4,863	3,703	4,396	3,658
Effect of potentially dilutive Series A preferred stock	836	—	724	—
Weighted average common and potentially issuable common shares outstanding - diluted	5,699	3,703	5,120	3,658

Basic net income (loss) per share attributable to common stockholders	$1.63	$(3.86)	$(1.04)	$(9.49)
Diluted net loss per share attributable to common stockholders	$(1.59)	$(3.86)	$(4.48)	$(9.49)

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be anti-dilutive were as follows (in thousands):

	June 30,
	2022	2021
Options to purchase common stock	487	443
Employee stock plan purchases	3	1
Restricted stock units subject to future vesting	15	93
Warrants to purchase common stock	1,852	—
Total	2,357	537

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

Under the Incyte Collaboration Agreement, the Company received an upfront payment of $45 million in February 2017. In March 2017, the Company achieved a development milestone of $12 million, for which the Company received payment in May of 2017. In April 2020, the Company filed a complaint against Incyte in the Superior Court of California, San Francisco County, asserting claims for breach of contract arising out of Incyte’s failure to pay two milestone payments totaling $18 million the Company believed were due under the Incyte Collaboration Agreement. In September 2021, the Company entered into a Settlement Agreement and Release with Incyte. Concurrently, the parties also filed a dismissal of the complaint in the Superior Court of California. Under the terms of the Settlement Agreement and Release, which resolves all claims in the complaint without any admission of liability or fault, Incyte was to pay the Company a negotiated settlement amount of $6.75 million and the parties have exchanged mutual releases. In September 2021, the Company received and recognized the $6.75 million as milestone revenues. Total remaining potential development, regulatory and commercialization milestones as of June 30, 2022 were $720 million.

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

Net costs associated with co-development activities performed under the Incyte Collaboration Agreement are included in research and development expenses in the accompanying consolidated statements of operations, with any reimbursement of costs by Incyte reflected as a reduction of such expenses. For the three months ended June 30, 2022 and 2021, net costs payable to Incyte were approximately $21,000 and $0.4 million, respectively. For the six months ended June 30, 2022 and 2021, net costs payable to (reimbursable from) Incyte were approximately $50,000 and ($0.4) million, respectively. As of June 30, 2022, net amounts payable to Incyte were $0.7 million.

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

The Antengene License Agreement is considered to be under the scope of ASC 606. In accordance with ASC 606, the Company determined the transaction price to be the $3 million upfront payment. The performance obligations consist of the intellectual property license, inventory, and manufacturing technical support services. The transaction price was allocated to the performance obligations on a relative selling price basis, with the value of the manufacturing technical support services considered to be de minimis. The Company determined that it had satisfied the intellectual property license and inventory performance obligations in the second quarter of 2021 and accordingly recognized license revenue of $3 million during the three months ended June 30, 2021. No additional revenue was recognized in subsequent periods related to the Antengene License Agreement.

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division, or Symbioscience, under which the Company has been granted the exclusive, worldwide license to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare, or the Symbioscience License Agreement. There were no expenses related to its licensing arrangement with Mars Symbioscience recorded in the three and six months ended June 30, 2022 or 2021.

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

12. Cystic Fibrosis Foundation Development Award

In October 2020, the Company was awarded $2.4 million from the Cystic Fibrosis Foundation, or CFF, to support the clinical development of CB-280 in cystic fibrosis. The award would be paid in installments upon the achievement of certain milestones. The Company recognized the CFF milestones awards as a reduction to research and development expenses in the accompanying unaudited consolidated statements of operations in the period the milestones were achieved and expenses incurred. For the three and six months ended June 30, 2022 and 2021, no amounts from the CFF were recognized as a reduction of research and development expenses.

In May 2022, the Company made the decision to no longer pursue further development of CB-280 in cystic fibrosis at this time, and as a result, in June 2022, CFF terminated the award agreement.

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

Overview

We are a fully-integrated, clinical stage precision oncology biopharmaceutical company. Driven by a commitment to rigorous science and a passion for improving the lives of people impacted by cancer, we are advancing a pipeline of investigational, small molecule oncology compounds with a biomarker-driven approach.

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

Mivavotinib is a SYK inhibitor that targets the constitutively activated B-cell receptor, or BCR, pathway in DLBCL and other non-Hodgkin lymphomas, or NHL, and has durable single agent responses in unselected relapsed/refractory DLBCL. Clinical data show mivavotinib is differentiated from other SYK inhibitors, as it showed substantially higher single agent response rates than other SYK inhibitors, which had monotherapy response rates of less than 10% in similar DLBCL patient populations. In separate preclinical experiments, mivavotinib showed high tissue distribution, a large volume of distribution, and high tumor:plasma exposure ratio. Therefore, the greater clinical activity seen with mivavotinib than with other SYK inhibitors could be due to higher tissue penetration and duration of target engagement.

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

SYK is known to activate multiple cell-signaling pathways in activated B-cell like (ABC) DLBCL including NF-kB and phosphoinositide 3-kinase (PI3K) pathways, compared to germinal center B-cell like (GCB) DLBCL, where it primarily activates the PI3K pathway. We conducted a retrospective analysis and found a substantially higher response rate in non-GCB (ABC) of 53% compared to GCB at 22%. Median duration of response (DoR) in non-GCB responders was 15.7 months (95% CI 2.2, NE). In addition, recent preclinical studies have shown enhanced SYK activity, and sensitivity to SYK inhibition in DLBCL with mutations in MyD88 and/or CD79, and this subset of ABC patients are known to have poorer outcomes to standard of care therapies. Approximately 50% of all ABC DLBCL tumors have one or both of these mutations. The compelling single agent overall response rate, or ORR, in non-GCB (ABC) DLBCL, and potential for further enrichment of in a genetically-defined subset of ABC DLBCL with MyD88/CD79 mutations provide a well-defined, efficient development path.

Based on the combined clinical and preclinical data, we designed a two-part multicenter phase 2 trial of mivavotinib in relapsed or refractory non-GCB (ABC) DLBCL with enrichment of MYD88/CD79b mutated tumors using liquid NGS testing. The phase 2a portion of the study will confirm activity in the biomarker-defined subsets and further refine dose/schedule. The trial will enroll approximately 50 non-GCB DLBCL patients based on Hans algorithm, and MyD88 and CD79 mutation status will be collected using ctDNA based liquid NGS to accrue a pre-specified number of patients harboring MyD88 or CD79b mutations. Patients will be randomized to either a standard dosing schedule of 100mg QD or an induction dosing schedule of 120mg QD for 14 days, followed by 80mg QD. First patient in, or FPI, was enrolled in June 2022. We intend to announce data from this open-label study by the first quarter of 2023. Data from Phase 2a will inform Phase 2b, which could be registration-enabling and could potentially enroll expansion cohorts comprised of non-GCB (ABC) DLBCL and MyD88 and/or CD79m DLBCL, with a primary endpoint of ORR to target accelerated approval as a single agent in these biomarker-defined subsets.

In July 2022, we presented a trial-in-progress poster at the Pan Pacific Lymphoma Conference detailing the trial design of the phase 2 study of mivavotinib in DLBCL (NCT05319028).

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

We believe mivavotinib has the potential to be the first treatment specifically for non-GCB (ABC) DLBCL, a population of patients with a historically poorer prognosis and therefore high unmet need, and potential to be the first treatment for a genetically-defined subset of ABC in patients with MyD88/CD79 mutations. An oral drug with enriched efficacy in a subset of DLBCL with high unmet need would address an important therapeutic gap in the current treatment landscape.

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

Sapanisertib is a potent and selective dual mTORC1/2 inhibitor that targets a key survival mechanism in KEAP1/NRF2-mutated tumor cells. Activating mutations in NRF2 or inactivating mutations in KEAP1 lead to constitutive activation of the oxidative stress pathway, enhancing tumor growth and survival. NRF2 activation has been shown to upregulate the mTOR pathway. In preclinical studies evaluating the anti-tumor activity of sapanisertib across a panel of NSCLC cell lines, the most potent antitumor activity was seen in NRF2 mutant sqNSCLC, while it was not active in NRF2 wild-type cell lines. Additionally, it showed moderate activity in KEAP1 mutant cell lines and was inactive in KEAP1 WT cells. In a preclinical study where a panel of mTORC inhibitors were tested on a NRF2 mutated sqNSCLC mouse xenograft model, only sapanisertib showed strong single agent efficacy, while TORC1 inhibitors everolimus and deferolimus were inactive, supporting the need for dual TORC1/2 inhibition in NRF2 mutated sqNSCLC.

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

We have initiated a two-part multicenter phase 2 study of sapanisertib monotherapy in NRF2-mutated sqNSCLC patients. The phase 2a part of the study will evaluate sapanisertib 2 mg BID or 3 mg QD in patients with sqNSCLC harboring either WT or mutated NRF2, as detected by NGS. The objectives of phase 2a are dose refinement and confirmation of the selective activity in NRF2-mutated tumors compared to WT tumors to validate NRF2 mutation as the selection biomarker. The first patient was enrolled in July 2022. We intend to announce data from this study by the first quarter of 2023. Data generated from this open-label study could position the company to initiate a registrational study in NRF2-mutated squamous NSCLC. The phase 2b part of the study, which could be registration enabling, will be informed by data from phase 2a, and is planned to be a single-arm expansion study evaluating sapanisertib in NRF2-mutated sqNSCLC patients at the selected dose targeting accelerated approval, and/or a randomized study comparing sapanisertib versus standard of care.

Subsequent development in sqNSCLC could involve monotherapy and/or combinations with standard of care therapies in earlier lines of therapy within the biomarker-defined populations. NRF2- and KEAP1-mutations have been detected across several tumor types at frequencies up to 27%, providing additional indications for development of sapanisertib as a monotherapy and in combination beyond sqNSCLC.

In August 2022, dose-escalation data for an investigator-led multi-center phase 1/2 trial combining sapanisertib (CB-228) and telaglenastat (CB-839) in biomarker-defined cohorts of patients with advanced non-small cell lung cancer (NSCLC) was presented at the International Association for Lung Cancer (IASLC) 2022 World Conference on Lung Cancer (WCLC). In pre-clinical studies, combining sapanisertib and telaglenastat showed synergistic anti-tumor activity.

After evaluating five combination dosing levels in 13 patients, researchers determined that the sapanisertib/telaglenastat combination has a favorable tolerability profile at 2 mg sapanisertib once daily, 800 mg telaglenastat twice daily. Early evidence of clinical benefit was observed in dose escalation, including a partial response in NRF2-mutant squamous patient and stable disease in a KEAP1/KRAS-mutant adenosquamous patient. The investigators are continuing dose escalation with the combination to determine the final recommended expansion dose. Upon determination of final recommended dose, study investigators plan to enroll patients into one of four expansion cohorts evaluating sapanisertib plus telaglenastat in squamous NSCLC with and without NRF2 or KEAP1 mutations, and adenocarcinoma NSCLC with KRAS and KEAP1 or NRF2 mutations.

We believe sapanisertib has the potential to be a first-in-class treatment for NRF2-mutated sqNSCLC patients, a patient population with poorer prognosis, high unmet need, and no targeted therapies, as well as a possible treatment for other NRF2-mutated cancers beyond NSCLC.

Synthetic Lethality Preclinical Pipeline

We continue to leverage our discovery engine to build a preclinical pipeline of synthetic lethality targets with a focus on paralog genes. In June 2021, we became a member of the Broad Institute of MIT and Harvard's, or the Broad Institute's, Cancer Dependency Map, or DepMap, Consortium. The goal of the DepMap initiative at the Broad Institute is to discover new targets and biomarkers for precision cancer medicines. Membership in the DepMap Consortium is an opportunity for us to generate novel data for discovery programs and forge deeper collaborations with the Broad Institute’s data and computational scientists in order to enable translational decisions for our programs. We utilized this partnership with the Broad Institute to explore biomarkers for our clinical programs, as well as identify biomarker-defined subpopulations of cancer patients for undisclosed pipeline programs.

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

We have identified a novel series of small molecule inhibitors of VPS4A and VPS4B. Among the findings shared at AACR are data detailing the performance of one inhibitor of VPS4A and VPS4B ATPase activity, compared to notably inactive previously reported VPS4 inhibitors. To our knowledge, our internally-discovered VPS4 inhibitors are the first active, on-target inhibitors of VPS4. Potent, selective, and pharmacologically active VPS4 inhibitors are expected to be well-tolerated and have strong single-agent activity in tumors with these mutations. We are currently advancing multiple series through lead optimization.

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

Arginase Inhibitor for Cystic Fibrosis (CB-280)

Our product candidate, CB-280 is a novel oral inhibitor of arginase that was being evaluated for the treatment of cystic fibrosis, or CF. In 2020, we were awarded up to $2.4 million from the Cystic Fibrosis Foundation to support development of CB-280. In 2021 we presented interim data from the Phase 1b trial at the North American Cystic Fibrosis Conference (NACFC) for cohorts 1-3. CB-280 was well tolerated, demonstrated linear pharmacokinetics (PK), and showed complete and continuous target inhibition in plasma at doses at or above 100mg. CB-280 also demonstrated robust pharmacodynamic (PD) effects, with rapid and significant dose-proportional increases in plasma arginine, the key driver of NO production. The study is now complete. We plan on publishing the Ph1b data in the future. We are not pursuing further development of CB-280 in CF at this time, due to recent significant shifts in the CF therapeutic and regulatory landscape.

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

CD73 Inhibitor (CB-708; ATG037) for Oncology

A highly potent, selective, orally-bioavailable small molecule inhibitor of CD73, CB-708 (now ATG037) was discovered by Calithera. Preclinical data were presented at the AACR 2019 Annual Meeting and the 2019 SITC meeting demonstrating that CB-708 has immune-mediated, single agent activity in syngeneic mouse tumor models. In May 2021, we entered into a license agreement with Antengene Investment Limited, or Antengene, a wholly-owned subsidiary of Antengene Corporation, where we granted Antengene an exclusive, worldwide license to develop and commercialize CB-708 (now ATG-037). In February 2022, Antengene announced the approval of a first-in-human study of ATG-037 in patients with locally advanced or metastatic solid tumors and in June 2022 announced the first patient had been dosed in Australia.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

Reverse Stock Split

A 1-for-20 reverse stock split, or the Reverse Stock Split, of our common stock became effective on June 14, 2022. Unless expressly stated herein, all share amounts of our common stock presented in this Quarterly Report have been adjusted to reflect the Reverse Stock Split.

Financial Overview

Our Ability to Continue as a Going Concern

We had cash and cash equivalents of $41.8 million as of June 30, 2022. In accordance with Accounting Standards Codification, or ASC, 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued on August 15, 2022. This evaluation initially does not take into consideration the potential mitigating effect of our plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviate substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future sales of shares of our capital stock, if received, cannot be considered probable at this time because none of the plans are entirely within our control and have not been approved by our board of directors as of the date of the financial statements. Therefore, our expectation to generate operating losses and negative operating cash flows in the future and our need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these financial statements are issued.

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

The following table shows our research and development expenses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Development candidate:
Sapanisertib (CB-228)	$2,067	$—	$4,368	$—
Mivavotinib (CB-659)	1,996	—	3,977	—
Telaglenastat (CB-839)	656	9,052	2,915	20,757
CB-280	557	1,768	1,404	3,547
Total development	5,276	10,820	12,664	24,304
Preclinical and research:
Preclinical and research	2,482	2,000	4,660	3,855
Total	$7,758	$12,820	$17,324	$28,159

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months
	Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenue:
License revenue	$—	$3,000	$(3,000)	(100%)
Total revenue	—	3,000	(3,000)	(100%)
Operating expenses:
Research and development	7,758	12,820	(5,062)	(39%)
General and administrative	3,618	4,487	(869)	(19%)
Total operating expenses	11,376	17,307	(5,931)	(34%)
Loss from operations	(11,376)	(14,307)	2,931	(20%)
Other income (expense):
Transaction costs allocable to warrant liabilities	(475)	—	(475)	NM
Change in fair value of warrant liabilities	2,706	—	2,706	NM
Interest and other income (expense), net	68	(4)	72	(1800%)
Other income (expense), net	2,299	(4)	2,303	NM
Net loss	(9,077)	(14,311)	5,234	(37%)
Deemed contribution from Series A preferred stock extinguishment	18,360	—	18,360	NM
Adjustment to allocate undistributed income to participating security	(1,362)	—	(1,362)	NM
Net income (loss) attributable to common stockholders	$7,921	$(14,311)	$22,232	(155%)

NM: Not Meaningful

License Revenue. For the three months ended June 30, 2021, license revenue represented the recognition of the $3.0 million upfront payment received under the Antengene License Agreement.

Research and Development. Research and development expenses decreased $5.1 million, or 39%, from $12.8 million for the three months ended June 30, 2021, to $7.7 million for the three months ended June 30, 2022. The decrease of $5.1 million was due to an $8.4 million decrease in the telaglenastat program and a $1.2 million decrease in the CB-280 program, partially offset by a $2.0 million increase in the sapanisertib program, a $2.0 million increase in the mivavotinib program, and a $0.5 million increase in our early stage research.

General and Administrative. General and administrative expenses decreased $0.9 million, or 19%, from $4.5 million for the three months ended June 30, 2021, to $3.6 million for the three months ended June 30, 2022. The decrease of $0.9 million was primarily due to a decrease in personnel-related costs, mainly related to decreases in stock-based compensation expense and fewer personnel.

Transaction Costs Allocable to Warrant Liabilities. Transaction costs allocable to the warrants liabilities of $0.5 million were recorded for the three months ended June 30, 2022, in connection with the warrants issued related to the April 2022 public offering, consisting principally of underwriting discounts and commissions and offering costs.

Change in Fair Value of Warrant Liabilities. A gain of $2.7 million related to the change in the fair value of the warrant liabilities was recorded for the three months ended June 30, 2022.

Interest and Other Income (Expense), net. Interest and other income (expense), net increased $72,000, from ($4,000) for the three months ended June 30, 2021, to $68,000 for the three months ended June 30, 2022. The increase of $0.1 million related to increased interest income during the three months ended June 30, 2022 as a result of higher interest rates.

Deemed Contribution from Series A Preferred Stock Extinguishment. On May 23, 2022, we filed a Certificate of Amendment that limits the aggregate number of shares to be issued upon conversion of the Series A preferred stock to a maximum of 6,644,014 shares of common stock, which we accounted for as an extinguishment. As a result, we recognized a deemed contribution of $18.4 million representing the difference between the carrying value of the existing Series A preferred stock and the estimated fair value of the new Series A preferred stock for the three months ended June 30, 2022.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months
	Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenue:
License revenue	$—	$3,000	$(3,000)	(100%)
Total revenue	—	3,000	(3,000)	(100%)
Operating expenses:
Research and development	17,324	28,159	(10,835)	(38%)
General and administrative	7,878	9,915	(2,037)	(21%)
Total operating expenses	25,202	38,074	(12,872)	(34%)
Loss from operations	(25,202)	(35,074)	9,872	(28%)
Other income (expense):
Transaction costs allocable to warrant liabilities	(475)	—	(475)	NM
Change in fair value of warrant liabilities	2,706	—	2,706	NM
Interest and other income (expense), net	59	368	(309)	(84%)
Other income (expense), net	2,290	368	1,922	522%
Net loss	(22,912)	(34,706)	11,794	(34%)
Deemed contribution from Series A preferred stock extinguishment	18,360	—	18,360	NM
Adjustment to allocate undistributed income to participating security	—	—	—	NM
Net loss attributable to common stockholders	$(4,552)	$(34,706)	$30,154	(87%)

NM: Not Meaningful

License Revenue. For the six months ended June 30, 2021, license revenue represented the recognition of the $3.0 million upfront payment received under the Antengene License Agreement.

Research and Development. Research and development expenses decreased $10.8 million, or 38%, from $28.2 million for the six months ended June 30, 2021, to $17.3 million for the six months ended June 30, 2022. The decrease of $10.8 million was due to a $17.8 million decrease in the telaglenastat program and a $2.1 million decrease in the CB-280 program, partially offset by a $4.3 million increase due to the sapanisertib program, a $4.0 million increase due to the mivavotinib program, and an $0.8 million increase in our early stage research.

General and Administrative. General and administrative expenses decreased $2.0 million, or 21%, from $9.9 million for the six months ended June 30, 2021, to $7.9 million for the six months ended June 30, 2022. The decrease of $2.0 million was primarily due to a decrease in personnel-related costs, mainly related to decreases in stock-based compensation expense and fewer personnel.

Transaction Costs Allocable to Warrant Liabilities. Transaction costs allocable to the warrants liabilities of $0.5 million were recorded for the six months ended June 30, 2022, in connection with the warrants issued related to the April 2022 public offering, consisting principally of underwriting discounts and commissions and offering costs.

Change in Fair Value of Warrant Liabilities. A gain of $2.7 million related to the change in the fair value of the warrant liabilities was recorded for the six months ended June 30, 2022.

Interest and Other Income (Expense), net. Interest and other income (expense), net decreased $0.3 million, or 84%, from $0.4 million for the six months ended June 30, 2021 to $0.1 million for the six months ended June 30, 2022. The decrease of $0.3 million mainly related to a gain on the remeasurement of our lease liability during the six months ended June 30, 2021.

Deemed Contribution from Series A Preferred Stock Extinguishment. On May 23, 2022, we filed a Certificate of Amendment that limits the aggregate number of shares to be issued upon conversion of the Series A preferred stock to a maximum of 6,644,014 shares of common stock, which we accounted for as an extinguishment. As a result, we recognized a deemed contribution of $18.4 million representing the difference between the carrying value of the existing Series A preferred stock and the estimated fair value of the new Series A preferred stock for the six months ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents totaling $41.8 million. Our operations to date have been financed by net proceeds from the sale of shares of our capital stock and payments from our collaboration and licensing agreements.

Public Offering

On April 1, 2022, we closed an underwritten public offering of 925,925 shares of our common stock and accompanying warrants at a combined offering price to the public of $10.80 per share, for $10 million in gross proceeds, resulting in $8.5 million of net proceeds after deducting underwriting discounts and commissions and offering costs. The common stock was accompanied by short-term warrants to purchase 925,925 shares of common stock at an exercise price of $10.80 per share, which are immediately exercisable and will expire 18 months from the date of issuance, and long-term warrants to purchase 925,925 shares of common stock at an exercise price of $10.80 per share, which are immediately exercisable and will expire 5 years from the date of issuance.

Millennium Asset Purchase Agreement

On October 18, 2021, we entered into an Asset Purchase Agreement, or APA, with Millennium, as amended. In accordance with the APA, we entered into a Preferred Stock Purchase Agreement pursuant to which we agreed to issue to Millennium 1,000,000 shares of our Series A convertible preferred stock, or the Series A preferred stock. The Series A preferred stock is initially convertible at the option of the holder into 857,843 shares of common stock, based on our $40.80 per share closing stock price from October 15, 2021. The conversion rate of the Series A preferred stock is subject to anti-dilution adjustments that if triggered would result in the issuance of additional shares of common stock upon conversion. On May 23, 2022, we filed a Certificate of Amendment to the Certificate of Designations, which limits the aggregate number of shares to be issued upon conversion to a maximum of 6,644,014 shares of common stock. The Series A preferred stock has the preferences, rights and limitations set forth in the Certificate of Designations, as filed with the Secretary of State of the State of Delaware, as amended. If Millennium is unable to convert as a result of the Accounting Cap (defined as 19.99% of the outstanding common stock of the Company on any date) any portion of the Series A preferred stock to common stock by the five year anniversary of the issue date, then on each yearly anniversary thereafter, any shares of Series A preferred stock that remain outstanding shall automatically be converted into common stock at the applicable conversion ratio, in each case subject to the Accounting Cap, until such point in time as all shares of Series A preferred stock have been converted. On July 1, 2022, Millennium transferred their ownership interest in the Series A preferred stock to Takeda Ventures, Inc., a wholly-owned subsidiary of Takeda Pharmaceuticals Company Limited.

Shelf Registration Statement

In August 2020, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, or SEC, which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our common stock. As of June 30, 2022, $227.9 million of our common stock remained available for sale, of which $62.9 million may be issued and sold pursuant to an "at-the-market" offering program, or ATM program, for sales of our common stock under a sales agreement with Jefferies LLC, subject to certain conditions as specified in the sales agreement. Our ability to sell securities under the shelf registration statement and the ATM program will be limited until we are no longer subject to the SEC's "baby shelf" limitations.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these condensed consolidated financial statements are issued on August 15, 2022. We believe that our existing cash and cash equivalents as of August 15, 2022, will be sufficient for us to meet our current operating plan through the second quarter of 2023. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially based on a number of factors including the extent and magnitude of the impact from the COVID-19 pandemic, in particular the challenges associated with opening new and enrolling existing clinical studies. Based on current planning assumptions, we intend to announce data from our sapanisertib and mivavotinib Phase 2 studies by the first quarter of 2023. If data from these trials are not available until after the end of the second quarter of 2023, we will require additional capital to release these data. In addition, in order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

Reverse Stock Split

On June 14, 2022, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation, or the Amendment, to effect a 1-for-20 reverse stock split of our outstanding common stock, effective as of June 14, 2022, or the Reverse Stock Split. A series of alternate amendments to effect the Reverse Stock Split was approved by our stockholders at our Annual Meeting of Stockholders held on June 1, 2022, and the specific 1-for-20 ratio was subsequently approved by our Board of Directors. Our common stock began trading on the Nasdaq Global Select Market on a split-adjusted basis on June 15, 2022.

On the effective date of the Reverse Stock Split, every 20 shares of our issued and outstanding common stock was automatically converted into one issued and outstanding share of common stock, without any change in par value per share. The Reverse Stock Split affected all shares of our common stock outstanding immediately prior to the effective time of the Reverse Stock Split, as well as the number of shares of common stock available for issuance under our equity incentive plans and employee stock purchase plan. In addition, the Reverse Stock Split effected a reduction in the number of shares of common stock issuable upon the conversion of the shares of our Series A preferred stock and upon the exercise of stock options and warrants outstanding immediately prior to the effectiveness of the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to receive a fractional share received a cash payment in lieu thereof.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months
	Ended June 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(27,274)	$(33,123)
Cash (used in) provided by investing activities	$(110)	$8,000
Cash provided by financing activities	$9,636	$10,012

Cash used in operating activities was $27.3 million for the six months ended June 30, 2022, compared to $33.1 million for the six months ended June 30, 2021. The decrease of $5.8 million in cash used in operating activities mainly related to decreased research and development costs, primarily in our telaglenastat and CB-280 programs. For the six months ended June 30, 2022, net loss of $22.9 million was affected by noncash charges related to the decrease in the fair value of the warrant liabilities of $2.7 million.

Cash (used in) provided by investing activities was ($0.1) million and $8 million for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, cash used in investing activities of $0.1 million related to the purchase of property and equipment. For the six months ended June 30, 2021, cash provided by investing activities of $8.0 million was related to proceeds from the sale and maturity of investments.

Cash provided by financing activities was $9.6 million and $10.0 million for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, we received $8.5 million in net proceeds from the sale and issuance of common stock and accompanying warrants from a public offering, net of issuance costs, $1.1 million in net proceeds from the sale and issuance of common stock related to our at-the-market offering program, and $12,000 in proceeds from the issuance of common stock upon the exercise of stock options and from employee stock plan purchases. For the six months ended June 30, 2021, we received $9.9 million in net proceeds from the sale and issuance of common stock related to our at-the-market offering program and $0.1 million in proceeds from the issuance of common stock upon the exercise of stock options and employee stock purchase plan purchases.

Contractual Obligations and Other Commitments

There have been no material changes to the contractual obligations during the six months ended June 30, 2022, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

Please refer to Note 2 to our unaudited condensed consolidated financial statements appearing under Part I, Item 1 for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2022, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2022, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We have granted registration rights to the holders of Series A preferred stock with respect to the shares of common stock into which our Series A preferred stock is convertible. If these additional shares are sold, or it is perceived that they will be sold, the market price of our common stock could decline.
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

Risk Factors

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*

Since our inception, we have incurred significant operating losses. Our net loss was $22.9 million for the six months ended June 30, 2022 and $115.1 million for the year ended December 31, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $495.9 million. To date, we have financed our operations through sales of our capital stock and payments from the Incyte Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it may be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
advance further into clinical trials for our existing clinical product candidates, sapanisertib and mivavotinib;
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

There is substantial doubt regarding our ability to continue as a going concern. We will need substantial additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.*

As of June 30, 2022, our cash and cash equivalents were $41.8 million. Based on our current business plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the three and six months ended June 30, 2022 are issued. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, potentially prepare for commercial launch of, and seek marketing approval for our product candidates, specifically sapanisertib and mivavotinib, and as we become obligated to make milestone payments pursuant to our outstanding license and asset purchase agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution of the approved product.

Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of drug discovery, clinical development, laboratory testing and clinical trials for our product candidates, in particular sapanisertib and mivavotinib;
•
the costs, timing and outcome of any regulatory review of our product candidates, sapanisertib and mivavotinib;
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

Our operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We were founded in March 2010 and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and commencing Phase 1 and 2 clinical trials of our product candidates. Sapanisertib and mivavotinib are currently being evaluated by us in Phase 2 clinical trials. All of our other programs are in research and preclinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials required for regulatory approval of our product candidates, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one new product from the time it is discovered to when it is commercially available. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had product candidates in advanced clinical trials.

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

We have invested and continue to invest a significant portion of our efforts and financial resources in the identification or asset acquisition of our most advanced product candidates, sapanisertib, mivavotinib and INCB001158, which are being or were evaluated in Phase 1 and Phase 2 clinical trials, and other product candidates such as telaglenastat and CB-280, which have not been successful. We have entered into the Incyte Collaboration Agreement for the development and commercialization of INCB001158. Pursuant to the agreement, we and Incyte collaborated on the development of the licensed products for hematology and oncology indications, including INCB001158. Effective September 30, 2020, we have opted out of our co-development obligations and as a result, Incyte will solely develop INCB001158 or any other licensed products. All of our other programs are in research and preclinical development. INCB001158 will be developed for use in combination with other approved therapies, and as such, we will be dependent upon the continued marketing availability of the drugs that are used in combination with them. As a result, the timing and costs of the regulatory paths we will follow and marketing approvals remain uncertain. Our ability to generate product revenue, which may not occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of sapanisertib, mivavotinib and INCB001158. The success of sapanisertib, mivavotinib and INCB001158, and any other product candidates we may develop will depend on many factors, including the following:

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
•
developing and commercializing sapanisertib, mivavotinib and INCB001158;
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

We or our collaborators are currently evaluating or plan to evaluate sapanisertib, mivavotinib and INCB001158 in Phase 1 and Phase 2 clinical trials. All our other programs are in research and preclinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, any current or future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If adverse effects were to arise in patients being treated with any of our product candidates, it could require us to halt, delay or interrupt clinical trials of such product candidate or adversely affect our ability to obtain requisite approvals to advance the development and commercialization of such product candidate. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many agents that initially showed promise in early stage testing for treating cancer or other diseases have later been found to cause side effects that prevented further development of the agent.

We are in early clinical trials and we have seen several adverse events, or AEs, deemed possibly or probably related to study drug in each of those programs. For example, in our evaluation of telaglenastat with nivolumab, during the dose escalation of the combination therapy, there was one report of dose limiting Grade 3 ALT increase. We have treated an insufficient number of patients to fully assess the safety of telaglenastat, sapanisertib, mivavotinib, and INCB001158 and, as and if these trials progress, we may experience frequent or severe adverse events. Our ongoing and planned trials for sapanisertib and mivavotinib and Incyte’s ongoing and planned trials for INCB001158 may fail due to safety issues, and we may need to abandon development of product candidates from these programs. Our other research programs may fail due to preclinical or clinical safety issues, causing us to abandon or delay the development of a product candidate from these programs.

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

Our primary competitors or product candidates in clinical development in either NRF2-mutated cancers, or with similar mechanism to an mTORC1/2 inhibitor are Antengene Corporation, Celcuity, Inc, and Novartis Pharmaceuticals Corporation. Our primary competitors or product candidates in clinical development for biomarker-defined diffuse large B-cell lymphoma or with a similar mechanism to a SYK inhibitor are Alexion Pharmaceuticals, Inc., Curis, Inc., Genentech, Inc., HutchMed (China) Limited, Karyopharm Therapeutics, and MorphoSys AG.

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

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third party manufacturers for the manufacture of our product candidates for preclinical studies and clinical trials and for commercial supply of any of these product candidates for which we obtain marketing approval. To date, we have obtained or plan to obtain materials for sapanisertib, mivavotinib and INCB001158 for our current and planned clinical trials from third-party manufacturers. We have engaged third party manufacturers to obtain the active ingredient for INCB001158 for pre-clinical testing and clinical trials. We do not have a long-term supply agreement with any third-party manufacturers, and we purchase our required drug supply on a purchase order basis.

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

In April 2020, we filed a complaint against Incyte in Superior Court of California, San Francisco County, asserting claims for breach of contract arising out of Incyte’s failure to pay two milestone payments we believe were due under the Incyte Collaboration Agreement. On September 14, 2021, we entered into a Settlement Agreement and Release with Incyte, or the Settlement Agreement. Pursuant to the Settlement Agreement, which resolves all claims in the complaint without any admission of liability or fault, Incyte paid us a negotiated settlement amount and the parties have exchanged mutual releases. Concurrently, the parties also filed a dismissal of the action in the Superior Court of California.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through the end of March 2022. From April 2022 through June 2022, a 1% sequester cut was in effect, with the full 2% cut resuming thereafter. It is possible that additional governmental action will be taken in response to the COVID-19 pandemic. We expect that healthcare reform measures may be adopted in the future, particularly in light of the new presidential administration, which could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of any of our product candidates that we successfully commercialize.

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

We may be required to issue a significant number of shares of common stock for no additional consideration to the holders of our Series A preferred stock, subject to certain beneficial ownership limitations described in the certificate of designations defining the rights of the holders of the Series A preferred stock. The terms of the Series A preferred stock provide that such shares will automatically convert into common stock on the earlier of: (i) the 18-month anniversary of the date of issuance, or the Mandatory Pricing Date, into 857,843 shares of common stock, subject to adjustment into additional shares of common stock if the volume weighted-average price of our common stock for the thirty trading days prior to the Mandatory Pricing Date is lower than $40.80 per share, and (ii) a qualified financing that results in net proceeds to us of at least $40.0 million, excluding any conversion of the Series A preferred stock, subject to adjustment into additional shares of common stock if the weighted-average price per paid by investors in such qualified financing is lower than $40.80 per share. The holders of Series A preferred stock also have the option, at any time prior to the Mandatory Pricing Date or such qualified financing to convert the Series A preferred stock into shares of common stock, subject to adjustment into additional shares of common stock if the volume weighted-average sales price of certain shares of common stock are sold from the issuance date of the Series A preferred stock through the date of the written election at an effective price less than $40.80 per share.

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

The interests of Takeda Ventures (formerly Millennium's interests), the sole holder of our Series A preferred stock and those of the holders of common stock may be inconsistent, which may result in our inability to obtain the consent of the holders of Series A preferred stock to matters that may be in the best interests of the common stockholders.

We have granted registration rights to the holders of Series A preferred stock with respect to the shares of common stock into which our Series A preferred stock is convertible. If these additional shares are sold, or it is perceived that they will be sold, the market price of our common stock could decline.

The holders of our Series A preferred stock have the right, subject to some conditions, to require us to file a registration statement covering the resale of the shares of common stock issuable upon conversion of the Series A preferred stock. If we were to register the resale of these shares, they could be freely sold in the public market without limitation. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Takeda, through its affiliate, Takeda Ventures (formerly Millennium), beneficially owns a significant percentage of our total outstanding capital stock, which is initially convertible into 857,843 shares of our common stock, subject to price-based anti-dilution adjustments that if triggered would result in the issuance of additional shares of common stock. In no event will Takeda be entitled to cast votes in excess of, as of any date, 19.99% of our outstanding common stock. Takeda may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of Takeda may not coincide with the interests of other stockholders.

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

As a public company listed in the United States, we have and will continue to incur significant additional legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq Global Select Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.

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

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Calithera Biosciences, Inc.	8-K	001-36644	3.1	10/7/2014

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Calithera Biosciences, Inc.	8-K	001-36644	3.1	6/14/2022

3.3	Calithera Biosciences, Inc. Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock.	8-K	001-36644	3.1	10/19/2021

3.4	Certificate of Amendment to Calithera Biosciences, Inc. Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock.	8-K	001-36644	3.1	5/23/2022

3.5	Amended and Restated Bylaws of Calithera Biosciences, Inc.	10-Q	001-36644	3.2	8/10/2020

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2	Form of common stock certificate.	S-1	333-198355	4.1	9/25/2014

4.3	Form of Short-Term Warrant.	8-K	001-36644	4.1	03/31/2022

4.4	Form of Long-Term Warrant.	8-K	001-36644	4.2	03/31/2022

4.5	Form of Warrant Agency Agreement by and between Calithera Biosciences, Inc. and American Stock Transfer & Trust Company.	8-K	001-36644	4.3	03/31/2022

10.1^	Amendment to the Asset Purchase Agreement, by and between Calithera Biosciences, Inc. and Millennium Pharmaceuticals, Inc., dated as of May 23, 2022.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).					X

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a).					X

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

						X

101 INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101 SCH**	Inline XBRL Taxonomy Extension Schema Document.

101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three and six ended June 30, 2022, has been formatted in Inline XBRL.

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

** Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ (Deficit) Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

^ Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and are of the type that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calithera Biosciences, Inc.

Date: August 15, 2022	By:	/s/ Susan M. Molineaux
Susan M. Molineaux, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Stephanie Wong
Stephanie Wong
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)