Form 10-Q
period 2022-09-30
Calithera Biosciences, Inc.
filed 2022-11-14
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022 the registrant had 4,865,257 shares of common stock, $0.0001 par value per share, outstanding.

Calithera Biosciences, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2022

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

Calithera Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$34,068	$59,537
Prepaid expenses and other current assets	629	1,915
Total current assets	34,697	61,452
Restricted cash	270	270
Property and equipment, net	476	556
Operating lease right-of-use asset	1,640	2,478
Total assets	$37,083	$64,756
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,012	$3,650
Accrued and other liabilities	8,220	10,356
Total current liabilities	9,232	14,006
Noncurrent operating lease liability	533	1,666
Warrant liabilities	930	—
Total liabilities	10,695	15,672
Commitments and contingencies
Convertible preferred stock; $0.0001 par value; 10,000 shares authorized as of September 30, 2022 and December 31, 2021; 0 and 1,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; $35,000 liquidation preference as of September 30, 2022 and December 31, 2021 (Note 7)	—	40,702
Stockholders’ equity:
Convertible preferred stock; $0.0001 par value; 10,000 shares authorized as of September 30, 2022 and December 31, 2021; 1,000 and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; $35,000 liquidation preference as of September 30, 2022 and December 31, 2021 (Note 7)	22,342	—
Common stock, $0.0001 par value, 200,000 shares authorized as of September 30, 2022 and December 31, 2021; 4,865 and 3,857 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	509,726	499,708
Accumulated deficit	(505,680)	(491,326)
Total stockholders’ equity	26,388	8,382
Total liabilities, convertible preferred stock and stockholders’ equity	$37,083	$64,756

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue:
License revenue	$—	$6,750	$—	$9,750
Total revenue	—	6,750	—	9,750
Operating expenses:
Research and development	6,447	11,556	23,771	39,715
General and administrative	3,079	6,344	10,957	16,259
Total operating expenses	9,526	17,900	34,728	55,974
Loss from operations	(9,526)	(11,150)	(34,728)	(46,224)
Other income (expense):
Transaction costs allocable to warrant liabilities	—	—	(475)	—
Change in fair value of warrant liabilities	(453)	—	2,253	—
Interest and other income (expense), net	177	(22)	236	346
Other income (expense), net	(276)	(22)	2,014	346
Net loss	(9,802)	(11,172)	(32,714)	(45,878)
Deemed contribution from Series A preferred stock extinguishment	—	—	18,360	—
Net loss attributable to common stockholders	$(9,802)	$(11,172)	$(14,354)	$(45,878)
Net loss per share attributable to common stockholders - basic	$(2.01)	$(3.01)	$(3.15)	$(12.49)
Net loss per share attributable to common stockholders - diluted	$(2.01)	$(3.01)	$(6.50)	$(12.49)
Weighted average common shares used to compute net loss per share attributable to common stockholders - basic	4,865	3,706	4,554	3,674
Weighted average common shares used to compute net loss per share attributable to common stockholders - diluted	4,865	3,706	5,034	3,674

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(9,802)	$(11,172)	$(32,714)	$(45,878)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	—	—	—	(3)
Total comprehensive loss	$(9,802)	$(11,172)	$(32,714)	$(45,881)

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Three Months Ended September 30, 2022
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at June 30, 2022	—	$—	1,000	$22,342	4,865	$—	$508,787	$(495,878)	$—	$35,251
Stock-based compensation expense	—	—	—	—	—	—	939	—	—	939
Net loss	—	—	—	—	—	—	—	(9,802)	—	(9,802)
Balance at September 30, 2022	—	$—	1,000	$22,342	4,865	$—	$509,726	$(505,680)	$—	$26,388

	Three Months Ended September 30, 2021
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at June 30, 2021	—	$—	—	$—	3,705	$—	$493,957	$(410,944)	$—	$83,013
Issuance of common stock pursuant to equity incentive plans	—	—	—	—	1	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	—	—	2,577	—	—	2,577
Net loss	—	—	—	—	—	—	—	(11,172)	—	(11,172)
Balance at September 30, 2021	—	$—	—	$—	3,706	$—	$496,535	$(422,116)	$—	$74,419

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Nine Months Ended September 30, 2022
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2021	1,000	$40,702	—	$—	3,857	$—	$499,708	$(491,326)	$—	$8,382
Reclassification of convertible preferred stock to shareholders' equity (Note 7)	(1,000)	(40,702)	1,000	40,702	—	—	—	—	—	40,702
Deemed contribution from Series A preferred stock extinguishment (Note 7)	—	—	—	(18,360)	—	—	—	18,360	—	—
Issuance of common stock in connection with public offering, net of underwriting commissions and issuance costs	—	—	—	—	926	—	5,775	—	—	5,775
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	—	—	—	—	62	—	1,137	—	—	1,137
Issuance of common stock pursuant to equity incentive plans	—	—	—	—	20	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	—	—	3,094	—	—	3,094
Net loss	—	—	—	—	—	—	—	(32,714)	—	(32,714)
Balance at September 30, 2022	—	$—	1,000	$22,342	4,865	$—	$509,726	$(505,680)	$—	$26,388

	Nine Months Ended September 30, 2021
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2020	—	$—	—	$—	3,534	$—	$478,606	$(376,238)	$3	$102,371
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	—	—	—	—	168	—	9,888	—	—	9,888
Issuance of common stock pursuant to equity incentive plans	—	—	—	—	4	—	125	—	—	125
Stock-based compensation expense	—	—	—	—	—	—	7,916	—	—	7,916
Net loss	—	—	—	—	—	—	—	(45,878)	—	(45,878)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2021	—	$—	—	$—	3,706	$—	$496,535	$(422,116)	$—	$74,419

See accompanying notes.

Calithera Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021

Cash Flows Used in Operating Activities
Net loss	$(32,714)	$(45,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	190	215
Accretion of discounts on investments	—	2
Stock-based compensation	3,094	7,916
Gain on remeasurement of the lease liability	—	(362)
Change in fair value of warrant liabilities	(2,253)	—
Transaction costs allocable to warrant liabilities	475	—
Non-cash lease expense	838	867
Changes in operating assets and liabilities:
Receivables from collaborations	—	1,529
Prepaid expenses and other current assets	1,286	182
Accounts payable	(2,638)	938
Accrued liabilities	(2,271)	(5,282)
Lease liability	(1,017)	(855)
Net cash used in operating activities	(35,010)	(40,728)

Cash Flows (Used in) Provided by Investing Activities
Proceeds from sale and maturity of investments	—	8,000
Purchases of property and equipment	(110)	(108)
Net cash (used in) provided by investing activities	(110)	7,892

Cash Flows Provided by Financing Activities
Proceeds from issuance of common stock and warrants from a public offering, net	8,502	—
Proceeds from issuance of common stock through an at-the-market offering, net	1,137	9,888
Proceeds from stock option exercises and employee stock purchase plan purchases	12	125
Net cash provided by financing activities	9,651	10,013

Net decrease in cash, cash equivalents, and restricted cash	(25,469)	(22,823)
Cash, cash equivalents, and restricted cash at beginning of period	59,807	107,586
Cash, cash equivalents, and restricted cash at end of period	$34,338	$84,763

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

The Company's Ability to Continue as a Going Concern

As of September 30, 2022, the Company had cash and cash equivalents of $34.1 million. The Company has incurred losses since inception and to date has financed its operations primarily through the sale of shares of its capital stock and payments from the Company’s collaboration and licensing agreements. As of September 30, 2022, the Company had an accumulated deficit of $505.7 million. During the year ended December 31, 2021 and nine months ended September 30, 2022, the Company incurred a loss from continuing operations of $115.1 million and $32.7 million, respectively, and used $66.3 million and $35.0 million of cash in operations, respectively. The Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of its existing product candidates, including sapanisertib and mivavotinib, and the achievement of a level of revenues adequate to support its cost structure.

In accordance with Accounting Standards Codification, or ASC, 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued on November 14, 2022. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future equity or debt issuances cannot be considered probable at this time because these plans are not entirely within the Company’s control and have not been approved by the board of directors as of the date of these condensed consolidated financial statements.

The Company's expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these condensed consolidated financial statements are issued on November 14, 2022. Management's plans to alleviate the conditions that raise substantial doubt include the pursuit of additional cash resources through sales of shares of its capital stock, reduced 2022 and 2023 spending, and potentially through strategic collaboration or licensing agreements or the sale of certain programs. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of September 30, 2022, the statements of operations, comprehensive loss, and stockholders’ equity, for the three and nine months ended September 30, 2022 and 2021, and the statement of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three and nine month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the Securities and Exchange Commission, or SEC.

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

The Company has a collaboration and license agreement with Incyte Corporation, or the Incyte Collaboration Agreement, and a license agreement with Antengene Corporation, Ltd., or the Antengene License Agreement, that are within the scope of ASC 606, under which the Company licenses certain rights to its product candidates. The terms of these arrangements include payment to the Company of non-refundable, upfront license fees, and potential development, regulatory and sales milestones, and sales royalties. Each of these payments results in collaboration or license revenue, except for revenues from royalties on net sales of licensed products, which would be classified as royalty revenues. On September 23, 2022, Incyte notified the Company of its intent to terminate for convenience the Incyte Collaboration Agreement, to be effective on December 28, 2022. No material early termination penalties will be payable by either party.

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

The Company had no contract assets or liabilities as of September 30, 2022 and December 31, 2021. For the three and nine months ended September 30, 2022 and 2021, the Company did not recognize any revenue from performance obligations satisfied in previous periods.

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

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period without consideration of common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing net loss by the weighted-average number of common equivalent shares outstanding for the period. Diluted net loss per share includes any dilutive impact from outstanding stock options, stock awards, and warrants using the treasury stock method and the dilutive impact of the Series A preferred stock using the if-converted method.

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

Accounting Pronouncement Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which provides transition guidance to entities that elect the fair value option for eligible instruments. In November 2019, the FASB issued ASU 2019-10 which extends the effective date of the standards for smaller reporting companies to interim and annual periods beginning after December 15, 2022. These standards require using a modified retrospective approach with the cumulative effect recognized as an adjustment to retained earnings. A prospective transition approach is required for debt securities that have recognized an other-than-temporary impairment prior to the effective date. For the Company’s receivables from collaborations and other agreements and certain other financial instruments, the Company will be required to use a forward-looking “expected” credit loss model instead of the existing “incurred” credit loss model, which will generally result in earlier recognition of allowances for credit losses. The Company plans to adopt this standard effective January 1, 2023. The Company does not anticipate that the adoption of this standard will have a material impact on the Company's financial position and results of operations.

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that were measured on a recurring basis (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$32,664	$—	$—	$32,664
Total financial assets	$32,664	$—	$—	$32,664
Financial Liabilities:
Short-term warrants	$—	$—	$19	$19
Long-term warrants	—	—	930	930
Total financial liabilities	$—	$—	$949	$949

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$56,337	$—	$—	$56,337
Total financial assets	$56,337	$—	$—	$56,337

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

The Company estimated the fair value for the warrants using a Black-Scholes model. The warrants are classified as Level 3 due to the use of unobservable inputs. The key inputs into the Black-Scholes model for the warrants were as follows:

	Fair Value Inputs for the Warrants
	April 1, 2022
Input	(Initial Measurement)	June 30, 2022	September 30, 2022
Short-term warrants:
Risk-free interest rate	2.07%	2.81%	4.01%
Term in years	1.5 years	1.25 years	1 year
Expected volatility	48.3%	55.0%	60.0%
Exercise price per share of common stock	$10.80	$10.80	$10.80
Stock price	$7.34	$2.46	$2.94

Long-term warrants:
Risk-free interest rate	2.53%	2.99%	4.07%
Term in years	5 years	4.75 years	4.5 years
Expected volatility	48.3%	55.0%	60.0%
Exercise price per share of common stock	$10.80	$10.80	$10.80
Stock price	$7.34	$2.46	$2.94

The expected volatility as of April 1, 2022 was derived using a blended volatility rate incorporating a calibrated volatility as of April 1, 2022 based on the gross proceeds at the time of issuance of the common stock and the accompanying warrants and volatilities based on comparable companies. The expected volatility as of June 30, 2022 and September 30, 2022 was derived using a blended volatility rate incorporating the calibrated volatility as of April 1, 2022 based on the gross proceeds at the time of issuance of the common stock and the accompanying warrants, considering changes in Company specific historic volatility since issuance, and volatilities based on comparable companies' volatilities since issuance.

The estimated probability and timing of a fundamental transaction were also evaluated at each measurement date to estimate the term and fair value of the long-term warrants. The value is calculated as a weighted-average of the scenarios in which a fundamental transaction does and does not occur, such that under the fundamental transaction scenario, the Black-Scholes value is calculated using the greater of 100% and the trailing 100-day volatility.

The following table presents the changes in the fair value of the Level 3 warrant liabilities (in thousands):

	Short-Term	Long-Term
	Warrants	Warrants	Total
Initial fair value measurement on April 1, 2022	$793	$2,409	$3,202
Change in valuation	(784)	(1,922)	(2,706)
Fair value as of June 30, 2022	9	487	496
Change in valuation	10	443	453
Fair value as of September 30, 2022	$19	$930	$949

4. Financial Instruments

Cash equivalents, all of which are classified as available-for-sale securities, and restricted cash, consisted of the following (in thousands):

	September 30, 2022				December 31, 2021
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value

Money market funds	$32,664	$—	$—	$32,664	$56,337	$—	$—	$56,337
	$32,664	$—	$—	$32,664	$56,337	$—	$—	$56,337
Classified as:
Cash equivalents				$32,394				$56,067
Restricted cash				270				270
Total cash equivalents and restricted cash				$32,664				$56,337

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of September 30, 2022 and December 31, 2021, there were no unrealized losses on cash equivalents. As of September 30, 2022, the Company had a total of $34.3 million in cash, cash equivalents and restricted cash, which includes approximately $1.6 million in cash and $32.7 million in cash equivalents and restricted cash.

5. Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued clinical and manufacturing expenses	$2,513	$5,086
Accrued payroll and related expenses	3,167	3,283
Accrued preclinical and research expenses	467	413
Current portion of lease liability	1,490	1,374
Other	583	200
Total accrued and other liabilities	$8,220	$10,356

6. Leases

The Company has a non-cancelable facility lease agreement, or the Lease, for office and laboratory facilities in South San Francisco, California, with a remaining lease term of 1.3 years, through January 2024, and a two-year renewal option prior to expiration. The renewal option to extend the Lease was not considered in the determination of the right-of-use asset or the lease liability for the Lease as the Company did not consider it reasonably certain that it would exercise any such option. The Lease provides that the Company is obligated to pay certain variable costs, including taxes and operating expenses. The Lease is classified as an operating lease. From inception, the Company has measured the present value of its lease liability using an estimated incremental borrowing rate of 9%.

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

The components of net operating lease costs included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Lease Costs:	2022	2021	2022	2021
Straight-line rent expense related to facility operating lease	$326	$326	$977	$1,136
Variable rent expense related to facility operating lease	311	260	833	753
Net operating lease costs	$637	$586	$1,810	$1,889

Cash paid for amounts included in the measurement of the lease liabilities for both the three months ended September 30, 2022 and 2021, was $0.4 million and was included in net cash used in operating activities in the Company’s unaudited condensed consolidated statements of cash flows. Cash paid for amounts included in the measurement of the lease liabilities for the nine months ended September 30, 2022 and 2021, was $1.2 million and $1.1 million, respectively, and was included in net cash used in operating activities in the Company’s unaudited condensed consolidated statements of cash flows.

The balance sheet classification of the Company’s operating lease liability was as follows (in thousands):

Operating Lease Liability:	September 30, 2022	December 31, 2021
Current portion included in accrued and other liabilities	$1,490	$1,374
Noncurrent operating lease liability	533	1,666
Total operating lease liability	$2,023	$3,040

The maturities of the Company’s lease liability as of September 30, 2022, was as follows (in thousands):

Year ending December 31:
2022 (excluding the nine months ended September 30, 2022)	$390
2023	1,593
2024	136
Total lease payments	2,119
Less: interest	(96)
Present value of lease liability	$2,023

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

		Description
Credit spread	12.4%	Allowance for counterparty credit risk of the Company given the liquidation preference and obligation to issue more shares as the stock price decreases
Expected term	0.7 years	Weighted average remaining term, as determined upon issuance date
Volatility	55%	Based on the Company's trading history for its common stock over the estimated term to the Mandatory Pricing Date (as defined below)
Risk-free interest rate	0.08%	Based on the U.S. constant maturity treasury yield curve at the time of issuance over the expected term
Common stock price	$40.80	The Company's closing common stock price on October 15, 2021 (as adjusted for the Reverse Stock Split)

The estimated probability and timing of a Qualified Financing (as defined below) were also evaluated at the time of issuance to determine the estimated weighted-average expected term and the fair value of the Series A preferred stock.

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

Voting Rights

The holder of Series A preferred stock is entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A preferred stock are convertible on any matter presented to the stockholders of the Company or at any meeting of stockholders, subject to certain beneficial ownership limitations.

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

Mandatory Conversion

The Series A preferred stock will automatically convert, subject to certain beneficial ownership limitations, on the earlier of (i) the 18-month anniversary of the date of issuance, or the Mandatory Pricing Date, into 857,843 shares of common stock, subject to adjustment into additional shares of common stock if the volume weighted-average price of common stock on the thirty (30) trading days prior to the Mandatory Pricing Date is lower than $40.80 and (ii) a qualified financing that results in net proceeds to the Company of at least $40 million, excluding the conversion of the Series A preferred stock into 857,843 shares of common stock, or a Qualified Financing, subject to adjustment into additional shares of common stock if the weighted-average price paid by investors in the Qualified Financing is lower than $40.80 per share.

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

Dividends

The Series A preferred stock will be entitled to dividends or distributions on shares of Series A preferred stock equal to and in the same form as dividends or distributions actually paid on shares of the common stock when, as and if such dividends or distributions are paid. No dividends had been declared by the Board of Directors as of September 30, 2022.

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

Redemption Rights

The holders of the Series A preferred stock have no redemption rights. However, prior to June 1, 2022, if the Company was unable to obtain stockholder approval, and as a result the Series A preferred stockholders were unable to convert all the shares into common stock, then the parties would have promptly negotiated in good faith the timing and amount per share to be paid to compensate the holder for such inability, or a Redemption Event; provided, however that the Company would not have been required to make any cash redemption payment until at least three years after the issuance date of the Series A preferred stock without the Company’s consent. On June 1, 2022, at the annual meeting of stockholders, the Company obtained stockholder approval.

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

The new Series A preferred stock was recorded at $22.3 million and was classified as level 3 in the valuation hierarchy due to the presence of significant unobservable inputs. The new Series A preferred stock was valued at the time of the amendment using the Black-Scholes option-pricing model and the following key assumptions:

		Description
Credit spread	22.4%	Allowance for counterparty credit risk of the Company given the liquidation preference and obligation to issue more shares as the stock price decreases
Expected term	0.9 years	Weighted average remaining term, as determined upon the amendment date
Volatility	55%	Blended volatility
Risk-free interest rate	1.95%	Based on the U.S. constant maturity treasury yield curve at the time of the amendment over the expected term
Common stock price	$4.44	The Company's closing common stock price on May 23, 2022 (as adjusted for the Reverse Stock Split)

In addition, the Company considered the estimated probability and timing of a Qualified Financing in determining the weighted-average expected term and the estimated fair value of the new Series A preferred stock.

8. Stockholders’ Equity and Warrant Liabilities

At-the-Market Offering

In August 2020, the Company entered into a sales agreement with Jefferies LLC as sales agent and underwriter, pursuant to which the Company can issue and sell shares of its common stock with an aggregate maximum offering price of $75 million under an at-the-market offering program, or the ATM program. The Company will pay Jefferies LLC up to 3% of gross proceeds for any common stock sold through the sales agreement. During the nine months ended September 30, 2022, the Company sold 61,690 shares under the ATM program at an average price per share of $11.36, for net proceeds of $0.7 million, and received $0.4 million upon the settlement of trades outstanding at December 31, 2021. As of September 30, 2022, a total of 323,960 shares had been sold under the ATM program. The Company's ability to sell securities under the shelf registration statement and the ATM program will be limited until it is no longer subject to the SEC's "baby shelf" limitations.

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

Fundamental Transaction Treatment

Short-Term Warrants

In the event of a fundamental transaction, as defined in the short-term warrant, the short-term warrant holders shall have the right to receive, for each warrant share that would have been issuable upon the warrant exercise immediately prior to such transaction, at the option of the holder, the number of shares of common stock of the successor entity and any additional consideration receivable as a result of such transaction by a holder of the number of shares for which the warrant is exercisable immediately prior to the transaction. The Company shall not effect any fundamental transaction in which the Company is not the surviving entity or in which the consideration includes securities of another entity unless (i) the alternate consideration is solely cash and the Company provides for the “cashless exercise” of the warrant at the option of the holder or (ii) the successor entity assumes the Company’s obligations under the warrant. In the event of a fundamental transaction where the per share value of cash, securities, property or alternative consideration is greater than the then effective exercise price, the short-term warrant shall be automatically exercised via cashless exercise and shall immediately terminate upon the consummation of the transaction.

Long-Term Warrants

In the event of a fundamental transaction, as defined in the long-term warrant, the holders shall have the right to receive, for each warrant share that would have been issuable upon the warrant exercise immediately prior to such transaction, at the option of the holder, the number of shares of common stock of the successor entity and any additional consideration, or the alternate consideration, receivable as a result of such transaction by a holder of the number of shares for which the warrant is exercisable immediately prior to the transaction.

Notwithstanding anything to the contrary, in the event of a fundamental transaction, the Company or any successor entity shall, at the holder’s option, purchase the long-term warrant from the holder for an amount of cash equal to the Black-Scholes value (as defined in the warrant) of the remaining unexercised portion of the long-term warrant on the date of such transaction; provided, however, that, if the fundamental transaction is not within the Company's control, including not approved by the Company's board of directors, the holder shall only be entitled to receive the same type or form of consideration (and in the same proportion), at the Black-Scholes value of the unexercised portion of the warrant, that is being paid to the holders of the Company’s common stock in connection with the transaction, whether that consideration be in the form of cash, stock or any combination thereof, or whether the holders of common stock are given the choice of alternative forms of consideration; provided, further, that if the holders of common stock are not paid any consideration in such fundamental transaction, such holders will be deemed to have received common stock of the successor entity.

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

Exercise Limitations

The Company shall not effect any exercise of the warrant, and the holder shall not have the right to exercise any portion of the warrant, if after giving effect to such exercise, the holder (together with its affiliates), would beneficially own more than 4.99% (or, upon election by a holder prior to the issuance of any warrants, 9.99%) of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares upon exercise of the warrant, or the beneficial ownership limitation.

Automatic Cashless Exercise Upon Expiration

On the expiration date, the short-term warrants shall be automatically exercised via cashless exercise per the terms of such warrants.

Buy-in

If the Company fails to cause its transfer agent to transmit the underlying shares to the holder on exercise before the earliest of (i) two trading days after the delivery of exercise notice to the Company, (ii) the trading day after delivery of the aggregate exercise price or (iii) the standard settlement date as determined by the Company’s trading market (2 business days at the time the warrant was issued), and if after such date the holder is required by its broker to purchase (in an open market transaction or otherwise) or the holder’s brokerage firm otherwise purchases, shares of common stock to deliver in satisfaction of a sale by the holder of the underlying shares which the holder anticipated receiving upon such exercise, or a Buy-In, then the Company shall (A) pay in cash to the holder the amount, if any, by which (x) the holder’s total purchase price (including brokerage commissions, if any) for the shares of common stock so purchased exceeds (y) the amount obtained by multiplying (1) the number of underlying shares that the Company was required to deliver upon exercise (2) the price at which the sell order giving rise to such purchase obligation was executed, and (B) at the option of the holder, either reinstate the portion of the warrant and equivalent number of warrant shares for which such exercise was not honored (in which case such exercise shall be deemed rescinded) or deliver to the holder the number of shares of common stock that would have been issued had the Company timely complied with its exercise and delivery obligations.

Transferability of the Warrants

The warrants are transferable, in whole or in part, upon surrender of the warrant, together with a written assignment of the warrant duly executed by the holder and funds sufficient to pay any taxes payable upon such transfer.

9. Stock-Based Compensation

Stock Options

A summary of stock option activity was as follows (in thousands, except weighted-average exercise price and contractual term amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding — December 31, 2021	416	$123.57
Options granted	158	$8.25
Options cancelled	(117)	$105.74
Outstanding — September 30, 2022	457	$88.31	6.98	$—
Exercisable — September 30, 2022	260	$129.71	5.53	$—

Stock Awards

During the nine months ended September 30, 2022, the Company granted 710 restricted stock units, or RSUs, to its employees. The RSUs vest 25% annually over 4 years commencing on the date of grant. The RSUs are measured at grant date fair value, at the market price of the Company’s common stock on the grant date. The Company records stock-based compensation expense related to the RSUs ratably over the employee respective requisite service period.

On January 20, 2021, the Company granted 80,378 performance-based restricted stock units, or PSUs, to employees. The PSUs vested 20% on January 3, 2022 and 80% upon the achievement of two goals that were achieved by January 3, 2022. The PSUs were measured at grant date fair value, using the market price of the Company’s common stock on the grant date of $59.60. The Company estimated that all vesting conditions were probable of being achieved and elected to recognize compensation expense for the PSUs as one aggregate award using the straight-line method over the estimated implicit service period from the grant date to January 3, 2022. The Company monitored the probability of achievement of the goals each reporting period and adjusted its estimates accordingly. During the three months ended September 30, 2022 and 2021, the Company recorded $0 and $1.0 million of expense, respectively, related to the PSUs. During the nine months ended September 30, 2022 and 2021, the Company recorded $6,000 and $2.9 million of expense, respectively, related to the PSUs.

A summary of restricted stock unit activity was as follows (in thousands, except weighted-average grant-date fair value and contractual term amounts):

	Stock Awards (PSUs and RSUs)
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2021	35	$57.24
RSUs — Awarded	1	$10.15
PSUs and RSUs — Vested	(17)	$59.22
PSUs and RSUs — Cancelled	(4)	$56.52
Outstanding — September 30, 2022	15	$52.80	1.39	$43

Total stock-based compensation expense related to the Company’s 2010 Equity Incentive Plan, 2014 Equity Incentive Plan, 2018 Inducement Plan, and the 2014 Employee Stock Purchase Plan was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$431	$1,459	$1,385	$4,327
General and administrative	508	1,118	1,709	3,589
Total stock-based compensation	$939	$2,577	$3,094	$7,916

10. Net Loss per Share Attributable to Common Stockholders

The computation of basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(9,802)	$(11,172)	$(32,714)	$(45,878)
Adjustment to reflect deemed contribution from Series A preferred stock extinguishment	—	—	18,360	—
Net loss attributable to common stockholders - basic	(9,802)	(11,172)	(14,354)	(45,878)
Adjustment to reflect assumed conversion of Series A preferred stock	—	—	(18,360)	—
Net loss attributable to common stockholders - diluted	$(9,802)	$(11,172)	$(32,714)	$(45,878)

Denominator:
Weighted-average common stock outstanding - basic	4,865	3,706	4,554	3,674
Effect of potentially dilutive Series A preferred stock	—	—	480	—
Weighted average common and potentially issuable common shares outstanding - diluted	4,865	3,706	5,034	3,674

Basic net loss per share attributable to common stockholders	$(2.01)	$(3.01)	$(3.15)	$(12.49)
Diluted net loss per share attributable to common stockholders	$(2.01)	$(3.01)	$(6.50)	$(12.49)

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be anti-dilutive were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Options to purchase common stock	457	433	457	433
Employee stock plan purchases	3	3	3	3
Restricted stock units subject to future vesting	15	91	15	91
Warrants to purchase common stock	1,852	—	1,852	—
Conversion of Series A preferred stock into shares of common stock	1,445	—	—	—
Total	3,772	527	2,327	527

11. Collaboration and Licensing Agreements

Incyte Collaboration and License Agreement

On January 27, 2017, the Company and Incyte Corporation, or Incyte, entered into a collaboration and license agreement, or the Incyte Collaboration Agreement. Under the terms of the Incyte Collaboration Agreement, the Company granted Incyte an exclusive, worldwide license to develop and commercialize its small molecule arginase inhibitors for hematology and oncology indications. Through September 30, 2020, the parties collaborated on and co-funded the development of the licensed products, with Incyte bearing 70% and the Company bearing 30% of global development costs. From October 1, 2020, Incyte will pay all costs to develop INCB001158 or any other licensed products. On September 23, 2022, Incyte notified the Company of its intent to terminate for convenience the Incyte Collaboration Agreement, to be effective on December 28, 2022. No material early termination penalties will be payable by either party.

Under the Incyte Collaboration Agreement, the Company received an upfront payment of $45 million in February 2017. In March 2017, the Company achieved a development milestone of $12 million, for which the Company received payment in May of 2017. In April 2020, the Company filed a complaint against Incyte in the Superior Court of California, San Francisco County, asserting claims for breach of contract arising out of Incyte’s failure to pay two milestone payments totaling $18 million the Company believed were due under the Incyte Collaboration Agreement. In September 2021, the Company entered into a Settlement Agreement and Release with Incyte. Concurrently, the parties also filed a dismissal of the complaint in the Superior Court of California. Under the terms of the Settlement Agreement and Release, which resolved all claims in the complaint without any admission of liability or fault, Incyte paid the Company a negotiated settlement amount of $6.75 million and the parties exchanged mutual releases. In September 2021, the Company received and recognized the $6.75 million as milestone revenues.

The Incyte Collaboration Agreement is considered to be under the scope of ASC Topic 808, Collaborative Arrangements. The Company has concluded that the research and development co-funding activities were not representative of a customer relationship and this unit of account is accounted for as an increase to or reduction of research and development expenses, rather than as revenue. In addition, the Company has analogized to ASC 606 for other aspects of the arrangement. The performance obligations under the Incyte Collaboration Agreement consist of intellectual property licenses and the performance of certain manufacturing and manufacturing technology transfer services. The Company determined that the license is not distinct from the associated manufacturing and technology transfer services to be performed under the agreement. Specifically, the Company believes the license is not capable of being distinct, as Incyte did not have the know-how to manufacture the collaboration product without the Company's assistance until completion of the manufacturing technology transfer process, and no other third parties could perform such assistance due to the early stage nature of the licensed intellectual property as well as the Company's propriety knowledge with respect to the licensed intellectual property.

Net costs associated with co-development activities performed under the Incyte Collaboration Agreement are included in research and development expenses in the accompanying consolidated statements of operations, with any reimbursement of costs by Incyte reflected as a reduction of such expenses. For the three months ended September 30, 2022 and 2021, net costs reimbursable from Incyte were approximately $42,000 and $2,000, respectively. For the nine months ended September 30, 2022 and 2021, net costs payable to (reimbursable from) Incyte were approximately $9,000 and ($16,000), respectively. As of September 30, 2022, net amounts payable to Incyte were $0.7 million.

Antengene License Agreement

On May 16, 2021, the Company and Antengene Investment, Ltd., or Antengene, a wholly-owned subsidiary of Antengene Corporation, entered into a license agreement, or the Antengene License Agreement. Under the terms of the Antengene License Agreement, the Company granted Antengene an exclusive, worldwide license to develop and commercialize CB-708, the Company’s small molecule inhibitor of CD73. The Company received an upfront payment of $3 million in May 2021 and may receive potential development, regulatory and sales milestones of up to $252 million, as well as tiered royalties on sales of the licensed product up to low double-digits.

The Antengene License Agreement is considered to be under the scope of ASC 606. In accordance with ASC 606, the Company determined the transaction price to be the $3 million upfront payment. The performance obligations consist of the intellectual property license, inventory, and manufacturing technical support services. The transaction price was allocated to the performance obligations on a relative selling price basis, with the value of the manufacturing technical support services considered to be de minimis. The Company determined that it had satisfied the intellectual property license and inventory performance obligations in the second quarter of 2021 and accordingly recognized license revenue of $3 million during the three months ended September 30, 2021. No additional revenue was recognized in subsequent periods related to the Antengene License Agreement.

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division, or Symbioscience, under which the Company has been granted the exclusive, worldwide license to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare, or the Symbioscience License Agreement. There were no expenses related to its licensing arrangement with Mars Symbioscience recorded in the three and nine months ended September 30, 2022 or 2021.

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

12. Cystic Fibrosis Foundation Development Award

In October 2020, the Company was awarded $2.4 million from the Cystic Fibrosis Foundation, or CFF, to support the clinical development of CB-280 in cystic fibrosis. The award would be paid in installments upon the achievement of certain milestones. The Company recognized the CFF milestones awards as a reduction to research and development expenses in the accompanying unaudited consolidated statements of operations in the period the milestones were achieved and expenses incurred. For the three and nine months ended September 30, 2022 and 2021, no amounts from the CFF were recognized as a reduction of research and development expenses.

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

We are currently conducting phase 2 trials of sapanisertib in NRF2-mutated sqNSCLC and mivavotinib in relapsed or refractory non-GCB (ABC) DLBCL with enrichment of MYD88/CD79b mutated tumors. We have experienced site activation delays on both these trials, which has adversely affected our enrollment and as a result initial data from these studies is not expected to be available until mid-2023. Based on our current operating plan, we believe we have sufficient cash to fund our operations into the second quarter of 2023. We are currently evaluating all options for our programs, including strategic collaboration or licensing agreements and actively considering the sale of certain programs, in order to extend our cash runway. If we are unsuccessful in these efforts or if we encounter further delays in site activation or delays in enrollment, we may need to terminate our programs and consider a wind down of our operations.

SYK Inhibitor Mivavotinib (CB-659)

DLBCL is the most common form of lymphoma, representing approximately 30% of all NHL diagnoses. Approximately 24,000 people are diagnosed with DLBCL in the United States each year, with approximately a 60% five-year survival rate. DLBCL treatments are the same for all patients, despite the fact that it is a biologically heterogeneous disease with different cell-of-origin: approximately 40% GCB, approximately 50% ABC and approximately 10% unclassified. DLBCL cell-of-origin is routinely collected at the time of initial diagnosis, using an immunohistochemistry (IHC) assay called the Hans algorithm, which classifies tumors as GCB or non-GCB. Currently, R-CHOP (rituximab plus cyclophosphamide, doxorubicin, vincristine, and prednisone) is the standard of care for newly diagnosed DLBCL patients. While a fraction of patients will go into remission following R-CHOP, 40-50% of patients relapse or are refractory to R-CHOP. For those patients, the options are salvage chemotherapy, stem cell transplant, and more recent entrants to the treatment landscape such as chimeric antigen receptor-T cell therapy (CAR-T), antibody drug conjugates like polatuzumab and loncastuximab, and other drugs like tafasitamab and selinexor. However, high unmet need remains for patients who are ineligible for, or relapse after, CAR-T, stem cell transplant, or other salvage therapies. Currently, there are no defined patient selection strategies to optimize therapy for patients in the relapsed or refractory setting. Patients with ABC DLBCL have a poorer prognosis than others; they have fewer curative responses to R-CHOP and shorter median overall survival, or OS. Currently there are no approved treatments specifically for non-GCB (ABC) DLBCL patients.

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

A total of 50,000-60,000 patients are diagnosed with squamous non-small cell lung cancer (sqNSCLC) in the United States each year, comprising 25-30% of all advanced non-small cell lung cancer (NSCLC). Only 1-5% of squamous NSCLC tumors have actionable mutations, such as EGFR, KRAS, etc. The five-year metastatic survival rate among sqNSCLC patients is 7%. Standard-of-care for 1L therapy consists of an anti-PD-1 agent and chemotherapy. For 2L therapy, standard of care is salvage chemotherapy, which is associated with a median progression-free survival, or PFS, of 3 to 4.5 months. NRF2 (also known as NFE2L2) mutations occur in approximately 15% of patients, and KEAP mutations occur in approximately 12% of patients with sqNSCLC. Patients with tumors harboring the NRF2 or KEAP1 mutation are known to have significantly poorer outcomes compared to wild-type NRF2/KEAP1 tumors. Therefore, NRF2 mutated sqNSCLC represents an especially high unmet need subpopulation of lung cancer for which there are currently no effective therapies.

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

In August 2022, dose-escalation data for an investigator-led multi-center phase 1/2 trial combining sapanisertib (CB-228) and telaglenastat (CB-839) in biomarker-defined cohorts of patients with advanced NSCLC was presented at the International Association for Lung Cancer (IASLC) 2022 World Conference on Lung Cancer (WCLC). In pre-clinical studies, combining sapanisertib and telaglenastat showed synergistic anti-tumor activity.

After evaluating five combination dosing levels in 13 patients, researchers determined that the sapanisertib/telaglenastat combination has a favorable tolerability profile at 2 mg sapanisertib once daily and 800 mg telaglenastat twice daily. Early evidence of clinical benefit was observed in dose escalation, including a partial response in NRF2-mutant squamous patient and stable disease in a KEAP1/KRAS-mutant adenosquamous patient. The investigators are continuing dose escalation with the combination to determine the final recommended expansion dose. Upon determination of final recommended dose, study investigators plan to enroll patients into one of four expansion cohorts evaluating sapanisertib plus telaglenastat in squamous NSCLC with and without NRF2 or KEAP1 mutations, and adenocarcinoma NSCLC with KRAS and KEAP1 or NRF2 mutations.

We have initiated a two-part multicenter phase 2 study of sapanisertib monotherapy in NRF2-mutated sqNSCLC patients. The phase 2a part of the study will evaluate sapanisertib 2 mg BID or 3 mg QD in patients with sqNSCLC harboring either WT or mutated NRF2, as detected by NGS. The objectives of phase 2a are dose refinement and confirmation of the selective activity in NRF2-mutated tumors compared to WT tumors to validate NRF2 mutation as the selection biomarker. The first patient was enrolled in July 2022. Data generated from this open-label study could position the company to initiate a registrational study in NRF2-mutated squamous NSCLC. We presented a trial-in-progress poster detailing the trial design of this study (NCT05275673) at the North American Conference on Lung Cancer in September 2022.

In October 2022, we announced that the U.S. Food & Drug Administration, or the FDA, granted Fast Track designation for sapanisertib for the treatment of adult patients with unresectable or metastatic sqNSCLC whose tumors have a mutation in NRF2 and who have received prior platinum-based chemotherapy and immune checkpoint inhibitor therapy.

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

We mined CRISPR genetic loss-of-function data and associated molecular datasets from the Broad Institute's Cancer Dependency Map, or DepMap, project datasets to identify pairs of gene paralogs, which were then prioritized for potential drug targets. This work resulted in the identification of VPS4A and VPS4B as promising targets. We then conducted multiple studies to validate the paralog gene pair, demonstrating that cells with VPS4B homozygous or heterozygous loss are sensitive to VPS4A knock down while cells without VPS4B loss are not. In addition, simultaneously knocking down VPS4A and VPS4B consistently resulted in cell death.

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

Arginase Inhibitor for Cystic Fibrosis (CB-280)

Our product candidate, CB-280 is a novel oral inhibitor of arginase that was being evaluated for the treatment of cystic fibrosis, or CF. In 2020, we were awarded up to $2.4 million from the Cystic Fibrosis Foundation to support development of CB-280. In 2021 we presented interim data from the Phase 1b trial at the North American Cystic Fibrosis Conference (NACFC) for cohorts 1-3. CB-280 was well tolerated, demonstrated linear pharmacokinetics (PK), and showed complete and continuous target inhibition in plasma at doses at or above 100mg. CB-280 also demonstrated robust pharmacodynamic (PD) effects, with rapid and significant dose-proportional increases in plasma arginine, the key driver of NO production. The study was completed in early 2022. We plan on publishing the Ph1b data in the future. We are not pursuing further development of CB-280 in CF at this time, due to recent significant shifts in the CF therapeutic and regulatory landscape.

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

Partnered Programs

Arginase Inhibitor for Oncology (INCB001158)

An additional arginase inhibitor, INCB001158, was discovered by Calithera and was being developed by Incyte Corporation, or Incyte, for oncology and hematology indications. We entered into a collaboration and license agreement with Incyte Corporation, or Incyte, dated January 27, 2017, or the Incyte Collaboration Agreement. On September 23, 2022, Incyte notified us of its intent to terminate the Incyte Collaboration Agreement for convenience, to be effective on December 28, 2022. No material early termination penalties will be payable by either party. We do not have plans to further develop INCB001158 at this time.

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

Financial Overview

Our Ability to Continue as a Going Concern

We had cash and cash equivalents of $34.1 million as of September 30, 2022. In accordance with Accounting Standards Codification, or ASC, 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued on November 14, 2022. This evaluation initially does not take into consideration the potential mitigating effect of our plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviate substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future sales of shares of our capital stock, if received, cannot be considered probable at this time because none of the plans are entirely within our control and have not been approved by our board of directors as of the date of the financial statements. Therefore, our expectation to generate operating losses and negative operating cash flows in the future and our need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these financial statements are issued.

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

The following table shows our research and development expenses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Development candidate:
Sapanisertib (CB-228)	$2,005	$—	$6,372	$—
Mivavotinib (CB-659)	1,651	—	5,628	—
Telaglenastat (CB-839)	635	6,752	3,550	27,509
CB-280	86	1,989	1,489	5,536
Total development	4,377	8,741	17,039	33,045
Preclinical and research:
Preclinical and research	2,070	2,815	6,732	6,670
Total	$6,447	$11,556	$23,771	$39,715

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months
	Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Revenue:
License revenue	$—	$6,750	$(6,750)	(100%)
Total revenue	—	6,750	(6,750)	(100%)
Operating expenses:
Research and development	6,447	11,556	(5,109)	(44%)
General and administrative	3,079	6,344	(3,265)	(51%)
Total operating expenses	9,526	17,900	(8,374)	(47%)
Loss from operations	(9,526)	(11,150)	1,624	(15%)
Other income (expense):
Change in fair value of warrant liabilities	(453)	—	(453)	NM
Interest and other income (expense), net	177	(22)	199	(905%)
Other income (expense), net	(276)	(22)	(254)	1155%
Net loss	(9,802)	(11,172)	1,370	(12%)
Net loss attributable to common stockholders	$(9,802)	$(11,172)	$1,370	(12%)

NM: Not Meaningful

License Revenue. License revenue was $6.8 million for the three months ended September 30, 2021, and represents the $6.75 million milestone payment received in September 2021 under our Incyte Collaboration Agreement.

Research and Development. Research and development expenses decreased $5.1 million, or 44%, from $11.6 million for the three months ended September 30, 2021, to $6.5 million for the three months ended September 30, 2022. The decrease of $5.1 million was due to a $6.1 million decrease in the telaglenastat program, a $1.9 million decrease in the CB-280 program, and a $0.7 million decrease in our early stage research, partially offset by a $2.0 million increase in the sapanisertib program, and a $1.6 million increase in the mivavotinib program.

General and Administrative. General and administrative expenses decreased $3.3 million, or 51%, from $6.3 million for the three months ended September 30, 2021, to $3.0 million for the three months ended September 30, 2022. The decrease of $3.3 million was primarily due to a $1.2 million decrease in personnel-related costs, mainly related to lower stock-based compensation expense and fewer personnel, as well as a $2.0 million decrease in professional fees, primarily from legal expenses related to our Settlement Agreement and Release with Incyte and our APA with Millennium incurred during the three months ended September 30, 2021.

Change in Fair Value of Warrant Liabilities. A loss of $0.5 million related to the change in the fair value of the warrant liabilities was recorded for the three months ended September 30, 2022.

Interest and Other Income (Expense), net. Interest and other income (expense), net increased $0.2 million, from ($22,000) for the three months ended September 30, 2021, to $177,000 for the three months ended September 30, 2022. The increase of $0.2 million related to increased interest income during the three months ended September 30, 2022 as a result of higher interest rates.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months
	Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Revenue:
License revenue	$—	$9,750	$(9,750)	(100%)
Total revenue	—	9,750	(9,750)	(100%)
Operating expenses:
Research and development	23,771	39,715	(15,944)	(40%)
General and administrative	10,957	16,259	(5,302)	(33%)
Total operating expenses	34,728	55,974	(21,246)	(38%)
Loss from operations	(34,728)	(46,224)	11,496	(25%)
Other income (expense):
Transaction costs allocable to warrant liabilities	(475)	—	(475)	NM
Change in fair value of warrant liabilities	2,253	—	2,253	NM
Interest and other income (expense), net	236	346	(110)	(32%)
Other income (expense), net	2,014	346	1,668	482%
Net loss	(32,714)	(45,878)	13,164	(29%)
Deemed contribution from Series A preferred stock extinguishment	18,360	—	18,360	NM
Net loss attributable to common stockholders	$(14,354)	$(45,878)	$31,524	(69%)

NM: Not Meaningful

License Revenue. License revenue was $9.8 million for the nine months ended September 30, 2021, and represents the $6.75 million milestone payment received in September 2021 under our Incyte Collaboration Agreement and the recognition of the $3.0 million upfront payment received under the Antengene License Agreement.

Research and Development. Research and development expenses decreased $15.9 million, or 40%, from $39.7 million for the nine months ended September 30, 2021, to $23.8 million for the nine months ended September 30, 2022. The decrease of $15.9 million was due to a $24.0 million decrease in the telaglenastat program and a $4.0 million decrease in the CB-280 program, partially offset by a $6.4 million increase due to the sapanisertib program, a $5.6 million increase due to the mivavotinib program, and a $0.1 million increase in our early stage research.

General and Administrative. General and administrative expenses decreased $5.3 million, or 33%, from $16.3 million for the nine months ended September 30, 2021, to $11.0 million for the nine months ended September 30, 2022. The decrease was due to a $2.1 million decrease in professional services, primarily from legal expenses related to our Settlement Agreement and Release with Incyte and our APA with Millennium, and a $3.2 million decrease in personnel-related costs, mainly related to lower stock-based compensation expense and fewer personnel.

Transaction Costs Allocable to Warrant Liabilities. Transaction costs allocable to the warrant liabilities of $0.5 million were recorded for the nine months ended September 30, 2022, in connection with the warrants issued related to the April 2022 public offering, consisting principally of underwriting discounts and commissions and offering costs.

Change in Fair Value of Warrant Liabilities. A gain of $2.3 million related to the change in the fair value of the warrant liabilities was recorded for the nine months ended September 30, 2022.

Interest and Other Income (Expense), net. Interest and other income (expense), net decreased $0.1 million, or 32%, from $0.3 million for the nine months ended September 30, 2021 to $0.2 million for the nine months ended September 30, 2022. The decrease of $0.1 million mainly related to a $0.4 million gain on the remeasurement of our lease liability during the nine months ended September 30, 2021, partially offset by increased interest income generated from higher interest rates.

Deemed Contribution from Series A Preferred Stock Extinguishment. On May 23, 2022, we filed a Certificate of Amendment that limits the aggregate number of shares to be issued upon conversion of the Series A preferred stock to a maximum of 6,644,014 shares of common stock, which we accounted for as an extinguishment. As a result, we recognized a deemed contribution of $18.4 million representing the difference between the carrying value of the existing Series A preferred stock and the estimated fair value of the new Series A preferred stock for the nine months ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents totaling $34.1 million. Our operations to date have been financed by net proceeds from the sale of shares of our capital stock and payments from our collaboration and licensing agreements.

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

Shelf Registration Statement

In August 2020, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, or SEC, which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our common stock. As of September 30, 2022, $227.9 million of our common stock remained available for sale, of which $62.9 million may be issued and sold pursuant to an "at-the-market" offering program, or ATM program, for sales of our common stock under a sales agreement with Jefferies LLC, subject to certain conditions as specified in the sales agreement. Our ability to sell securities under the shelf registration statement and the ATM program will be limited until we are no longer subject to the SEC's "baby shelf" limitations.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raises substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these condensed consolidated financial statements are issued on November 14, 2022. We believe that our existing cash and cash equivalents as of November 14, 2022, will be sufficient for us to meet our current operating plan into the second quarter of 2023. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially based on a number of factors including the extent and magnitude of the impact from the COVID-19 pandemic, in particular the challenges associated with opening new and enrolling existing clinical studies. We have experienced site activation delays on both our sapanisertib and mivavotinib trials, which has adversely affected our enrollment and as a result initial data from these studies is not expected to be available until mid-2023. We are currently evaluating all options for our programs, including strategic collaboration or licensing agreements and actively considering the sale of certain programs, in order to extend our cash runway. If we are unsuccessful in these efforts or if we encounter further delays in site activation or delays in enrollment, we may need to terminate our programs and consider a wind down of our operations. In addition, in order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months
	Ended September 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(35,010)	$(40,728)
Cash (used in) provided by investing activities	$(110)	$7,892
Cash provided by financing activities	$9,651	$10,013

Cash used in operating activities was $35.0 million for the nine months ended September 30, 2022, compared to $40.7 million for the nine months ended September 30, 2021. The decrease of $5.7 million in cash used in operating activities mainly related to decreased research and development costs, primarily in our telaglenastat and CB-280 programs. For the nine months ended September 30, 2022, net loss of $32.7 million was affected by noncash charges related to the decrease in the fair value of the warrant liabilities of $2.3 million.

Cash (used in) provided by investing activities was ($0.1) million and $7.9 million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, cash used in investing activities of $0.1 million related to the purchase of property and equipment. For the nine months ended September 30, 2021, cash provided by investing activities of $7.9 million was related to $8.0 million in proceeds from the sale and maturity of investments, partially offset by the $0.1 million purchase of property and equipment.

Cash provided by financing activities was $9.7 million and $10.0 million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, we received $8.5 million in net proceeds from the sale and issuance of common stock and accompanying warrants from a public offering, net of issuance costs, $1.1 million in net proceeds from the sale and issuance of common stock related to our at-the-market offering program, and $12,000 in proceeds from the issuance of common stock upon the exercise of stock options and from employee stock plan purchases. For the nine months ended September 30, 2021, we received $9.9 million in net proceeds from the sale and issuance of common stock related to our at-the-market offering program and $0.1 million in proceeds from the issuance of common stock upon the exercise of stock options and employee stock purchase plan purchases.

Contractual Obligations and Other Commitments

There have been no material changes to the contractual obligations during the nine months ended September 30, 2022, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

Please refer to Note 2 to our unaudited condensed consolidated financial statements appearing under Part I, Item 1 for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2022, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2022, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
There is substantial doubt regarding our ability to continue as a going concern. We will need substantial additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations, including a wind down of our operations.
•
Our business, operations and clinical development plans and timelines are currently adversely affected by and could be adversely affected in the future by the effects of health epidemics, including the COVID-19 pandemic, on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, Clinical Research Organizations, or CROs, shippers and others.
•
Our approach to the discovery and development of product candidates that target tumor metabolism and tumor immunology is unproven and may never lead to marketable products.
•
Our drug discovery and development efforts might not generate successful product candidates.
•
We may not realize the anticipated benefits from our acquisition of the Takeda assets.
•
If it is determined that companion diagnostics are needed for the Takeda Programs, we may be unable to successfully develop companion diagnostics for biomarkers that enable patient selection, or experience significant delays in doing so, and we may not realize the full commercial potential of the Takeda Programs.
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
•
Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches.
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

Risk Factors

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*

Since our inception, we have incurred significant operating losses. Our net loss was $32.7 million for the nine months ended September 30, 2022 and $115.1 million for the year ended December 31, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $505.7 million. To date, we have financed our operations through sales of our capital stock and payments from the Incyte Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it may be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

There is substantial doubt regarding our ability to continue as a going concern. We will need substantial additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations, including a wind down of our operations.*

As of September 30, 2022, our cash and cash equivalents were $34.1 million. Based on our current business plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the three and nine months ended September 30, 2022 are issued. We believe that our existing cash and cash equivalents as of November 14, 2022 will be sufficient for us to meet our current operating plan into the second quarter of 2023. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially based on a number of factors including the extent and magnitude of the impact from the COVID-19 pandemic, in particular the challenges associated with opening new and enrolling existing clinical studies. We have experienced site activation delays on both our sapanisertib and mivavotinib trials, which has adversely affected our enrollment and as a result initial data from these studies is not expected to be available until mid-2023. We are currently evaluating all options for our programs, including strategic collaboration or licensing agreements and actively considering the sale of certain programs, in order to extend our cash runway. If we are unsuccessful in these efforts or if we encounter further delays in site activation or delays in enrollment, we may need to terminate our programs and consider a wind down of our operations.

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

Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. We could also be required to seek funds through arrangements with collaborative partners or at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Our operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability. *

We were founded in March 2010 and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and clinical trials of our product candidates. Sapanisertib and mivavotinib are currently being evaluated by us in Phase 2 clinical trials. All of our other programs are in research and preclinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials required for regulatory approval of our product candidates, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one new product from the time it is discovered to when it is commercially available. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had product candidates in advanced clinical trials.

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

Sections 382 and 383 place a limitation on the amount of taxable income which can be offset by carryforward tax attributes, such as net operating losses or tax credits, after a change in control. Generally, after a change in control, a loss corporation cannot deduct carryforward tax attributes in excess of the limitation prescribed by Section 382 and 383. Therefore, certain of our carryforward tax attributes may be subject to an annual limitation regarding their utilization against taxable income in future periods. As a result of our IPO in 2014, we triggered an ownership change as defined in Internal Revenue Code Section 382 and related provisions. Additionally, due to stock acquired by investors and reported under Section 13(g), we believe that an “ownership change” occurred during 2018, as well. Subsequent ownership changes since 2018 may subject us to annual limitations of our net operating loss and credit carryforwards. Such annual limitation could result in the expiration of the net operating loss and credit carryforwards before utilization.

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

Our effective tax rate may fluctuate, and tax authorities may disagree with our positions and conclusions regarding certain tax positions, resulting in unanticipated costs, taxes or non-realization of expected benefits. *

Our effective tax rate may be different than experienced in the past due to numerous factors, including the Tax Cuts and Jobs Act of 2017 which beginning in 2022 eliminates the option to currently deduct research and development expenditures and requires taxpayers to capitalize and amortize U.S. based research and development expenditures over five years, pursuant to Internal Revenue Code Section 174. Other factors include changes in the mix of our profitability between jurisdictions in which we are or may become subject to tax, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

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

Risks Related to Drug Discovery, Development and Commercialization

Our business, operations and clinical development plans and timelines are currently adversely affected by and could be adversely affected in the future by the effects of health epidemics, including the COVID-19 pandemic, on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, Clinical Research Organizations, or CROs, shippers and others. *

Our business could be adversely affected in the future by health epidemics, such as the COVID-19 pandemic, wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. Many geographic regions imposed and in the future may impose "shelter-in-place" orders, quarantines or similar orders or restrictions to control the spread of COVID-19. The effects of the COVID-19 pandemic may continue to negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

The global pandemic of COVID-19 continues to evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we continue to monitor the COVID-19 situation closely.

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

If it is determined that companion diagnostics are needed for the Takeda Programs, we may be unable to successfully develop companion diagnostics for biomarkers that enable patient selection, or experience significant delays in doing so, and we may not realize the full commercial potential of the Takeda Programs.

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

Our drug discovery and development efforts might not generate successful product candidates. *

We have invested and continue to invest a significant portion of our efforts and financial resources in the identification or asset acquisition of our most advanced product candidates, sapanisertib and mivavotinib, which are being evaluated in Phase 2 clinical trials, and other product candidates such as telaglenastat and CB-280, which have not been successful. In addition, on September 23, 2022, Incyte notified us of its intent to terminate the Incyte Collaboration Agreement, to be effective on December 28, 2022. We do not have plans to further develop INCB001158 at this time. All of our other programs are in research and preclinical development. Our ability to generate product revenue, which may not occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of sapanisertib and mivavotinib. The success of sapanisertib and mivavotinib and any other product candidates we may develop will depend on many factors, including the following:

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
•
developing and commercializing sapanisertib and mivavotinib;
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

If we experience delays or difficulties in enrolling patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented. *

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the U.S. Food and Drug Administration, or the FDA, or analogous regulatory authorities outside the United States. In addition, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is also affected by other factors, including:

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. For example, we have experienced site activation delays on both our sapanisertib and mivavotinib phase 2 clinical trials, which has adversely affected our enrollment and as a result initial data from these studies is not expected to be available until mid-2023. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If serious adverse effects or unexpected characteristics of our product candidates are identified during development, we may need to abandon or limit our development of some or all of our product candidates. *

We or our collaborators are currently evaluating sapanisertib and mivavotinib in Phase 2 clinical trials. All our other programs are in research and preclinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, any current or future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If adverse effects were to arise in patients being treated with any of our product candidates, it could require us to halt, delay or interrupt clinical trials of such product candidate or adversely affect our ability to obtain requisite approvals to advance the development and commercialization of such product candidate. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many agents that initially showed promise in early stage testing for treating cancer or other diseases have later been found to cause side effects that prevented further development of the agent.

We are in early clinical trials and we have seen several adverse events, or AEs, deemed possibly or probably related to study drug in each of those programs. For example, in our evaluation of telaglenastat with nivolumab, during the dose escalation of the combination therapy, there was one report of dose limiting Grade 3 ALT increase. We have treated an insufficient number of patients to fully assess the safety of telaglenastat, sapanisertib, mivavotinib, and INCB001158 and, as and if these trials progress, we may experience frequent or severe adverse events. Our ongoing and planned trials for sapanisertib and mivavotinib may fail due to safety issues, and we may need to abandon development of product candidates from these programs. Our other research programs may fail due to preclinical or clinical safety issues, causing us to abandon or delay the development of a product candidate from these programs.

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

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success. *

We have limited financial and managerial resources. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements.

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

If, in the future, we are unable to establish adequate sales and marketing capabilities or to selectively enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved. *

We do not have a sales and marketing infrastructure to support any future commercialization efforts. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a robust sales and marketing organization and/or outsource these functions to other third parties.

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

Our primary competitors or product candidates in clinical development in either NRF2-mutated cancers, or with similar mechanism to an mTORC1/2 inhibitor are Antengene Corporation, Celcuity, Inc, and Novartis Pharmaceuticals Corporation. Our primary competitors or product candidates in clinical development for biomarker-defined diffuse large B-cell lymphoma or with a similar mechanism to a SYK inhibitor are AstraZeneca PLC, Curis, Inc., Genentech, Inc., HutchMed (China) Limited, Karyopharm Therapeutics, and MorphoSys AG.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing and manufacture our product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing. *

We currently rely and expect to continue to rely on third parties, such as our collaborators, contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials and to conduct some aspects of our research and preclinical testing. Any of these third parties may terminate their engagements with us at any time. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If we need to enter into alternative arrangements, it would delay our product development activities.

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

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third party manufacturers for the manufacture of our product candidates for preclinical studies and clinical trials and for commercial supply of any of these product candidates for which we obtain marketing approval. To date, we have obtained or plan to obtain materials for sapanisertib and mivavotinib for our current and planned clinical trials from third-party manufacturers. In the past, we have engaged third party manufacturers to obtain the active ingredient for pre-clinical testing and clinical trials. We do not have a long-term supply agreement with any third-party manufacturers, and we purchase our required drug supply on a purchase order basis.

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

We have in the past and may seek in the future to selectively establish collaborations, and, if we are unable to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans. *

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

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

To the extent we enter into any other collaborations, we may depend on such collaborations for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of our product candidates. *

We may selectively seek additional third-party collaborators for the development and commercialization of our product candidates. Our current and any future collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. Pursuant to these arrangements and any potential future arrangements, we will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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
•
Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated; and
•
We have acquired sapanisertib and mivavotinib from Millennium. As part of that acquisition from Millennium, Millennium assigned to us certain patents and know-how solely related to sapanisertib and mivavotinib. Millennium also granted us a license under certain other intellectual property necessary for the exploitation of such products. To the extent any such licenses are terminated, our business may be harmed.

Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses and unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication, electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. While we have not experienced any such material system failure or security breach to our knowledge to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our future product candidates could be delayed.

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

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and our amended and restated bylaws designate the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which will restrict our stockholders' ability to choose the judicial forum for disputes with us or our directors, officers, or employees. *

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine.

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

						X

101 INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101 SCH**	Inline XBRL Taxonomy Extension Schema Document.

101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022, has been formatted in Inline XBRL.

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

** Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calithera Biosciences, Inc.

Date: November 14, 2022	By:	/s/ Susan M. Molineaux
Susan M. Molineaux, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Stephanie Wong
Stephanie Wong
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)