Form 10-K
period 2022-12-31
Calithera Biosciences, Inc.
filed 2023-03-31
CIK 1496671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $11.5 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $2.46 per share.

The number of shares of Registrant’s Common Stock outstanding as of March 24, 2023, was 4,872,497.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2022, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A - Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.

PART I

Item 1. Business.

Overview

Until recently, we were a fully-integrated, clinical stage precision oncology biopharmaceutical company. On January 9, 2023, we announced, after extensive consideration of potential strategic alternatives, that our Board of Directors had unanimously approved the dissolution and liquidation of Calithera pursuant to a plan of complete liquidation and dissolution, or the Plan of Dissolution, subject to stockholder approval. In connection with the Plan of Dissolution, we began discontinuing all clinical programs and commenced reducing our workforce, which includes the planned termination of most employees by the end of the first quarter, and began the wind-up of our operations. We are currently seeking to sell all of our clinical assets and programs.

In light of our planned dissolution, on January 24, 2023, we received written notice from The Nasdaq Stock Market LLC, or Nasdaq, advising us that based upon Nasdaq’s review and pursuant to Listing Rule 5101, Nasdaq believed that we were a “public shell,” and that the continued listing of our securities was no longer warranted. As a result, the trading of our common stock was suspended as of the opening of business on February 2, 2023, and on March 3, 2023, Nasdaq filed a Form 25-NSE with the Securities and Exchange Commission, or the SEC, which removed our common stock from listing and registration on Nasdaq.

Clinical Assets and Programs

Sapanisertib (CB-228) and Mivavotinib (CB-659)

In October 2021, we entered into an Asset Purchase Agreement, or APA, with Millennium Pharmaceuticals, Inc., or Millennium, a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda, to acquire two clinical-stage compounds, both of which have demonstrated single-agent clinical activity in biomarker-defined cancer patient populations. The compounds are the TORC1/2 inhibitor sapanisertib (CB-228) and the spleen tyrosine kinase (SYK) inhibitor mivavotinib (CB-659). We were conducting phase 2 trials of sapanisertib in NRF2-mutated sqNSCLC and mivavotinib in relapsed or refractory non-GCB (ABC) DLBCL with enrichment of MYD88/CD79b mutated tumors and in January 2023 began discontinuing these two programs.

CD73 Inhibitor CB-708 (ATG037) for Oncology

A highly potent, selective, orally-bioavailable small molecule inhibitor of CD73, CB-708 (now ATG-037) was discovered by Calithera. In May 2021, we entered into a license agreement with Antengene Investment Limited, or Antengene, a wholly-owned subsidiary of Antengene Corporation, where we granted Antengene an exclusive, worldwide license to develop and commercialize CB-708 (now ATG-037). Under the terms of the license agreement, we received an upfront payment of $3.0 million in May 2021 and may receive potential development, regulatory and sales milestone of up to $252.0 million. Additionally, we were eligible to receive tiered royalties on sales of licensed product up to low double-digits. In January 2023, we entered into an Assignment Agreement with Antengene, and Antengene acquired all the outstanding rights of CB-708 (now ATG-037).

Synthetic Lethality Preclinical Pipeline and VPS4A Inhibitors

We were building a preclinical pipeline of synthetic lethality targets with a focus on paralog genes. We identified a novel series of small molecule inhibitors of VPS4A and VPS4B and were advancing multiple series through lead optimization.

Arginase Inhibitor for Cystic Fibrosis (CB-280)

We were developing CB-280, a novel oral inhibitor of arginase that was being evaluated for the treatment of cystic fibrosis, or CF. We completed a Phase 1b trial in early 2022.

Arginase Inhibitor for Oncology (INCB001158)

An additional arginase inhibitor, INCB001158, was discovered by Calithera and was being developed by Incyte Corporation for oncology and hematology indications. In January 2017, we entered into a collaboration and license agreement with Incyte, and in September 2022, Incyte notified us of its intent to terminate this agreement for convenience, which was effective on December 28, 2022. No material early termination penalties were payable by either party.

Glutaminase Inhibitor Telaglenastat (CB-839)

In November 2021, we announced the discontinuation of the phase 2 telaglenastat KEAPSAKE clinical trial in patients with non-squamous cell lung carcinomas with genetic mutations in KEAP1/NRF2 based on a lack of clinical benefit observed in patients treated with telaglenastat in an interim analysis. In March 2023, we entered into an asset purchase agreement and sold all the assets and rights related to the telaglenastat program to an unrelated third party.

Intellectual Property

Our policy was to seek to protect our intellectual property position by, among other methods, filing U.S. and foreign patent applications related to the technology, inventions and improvements that were important to the development and implementation of our business strategy. We also relied on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position.

We filed patent applications directed to our product candidates, preclinical compounds, and related technologies to establish intellectual property positions on these compounds and their uses in treating disease. As of December 31, 2022, we owned 26 issued U.S. patents, 165 issued foreign patents, and approximately 93 pending U.S. and foreign patent applications. We expect that these patents and patent applications, if issued, would expire between November 2025 and October 2041.

Our dual TORC 1/2 inhibitor patent portfolio includes patents and applications owned by us and patents and applications exclusively licensed from The Regents of the University of California. As of December 31, 2022, it included eight issued U.S. patents. These patents claim compositions of matter for, methods of treating cancer with, and methods of synthesizing CB-228 and related compounds. They also claim methods of treating certain cancers using CB-228 at particular dosages, and methods of combining CB-228 with other compounds to treat certain cancers. In the United States, the composition of matter patents are expected to expire between April 2027 and April 2031. We also have 59 issued foreign patents, two pending U.S. patent applications and three pending foreign patent applications directed to compositions of matter for CB-228 and related compounds, as well as methods of using these compounds. We expect that the claims to composition of matter within these patents and patent applications, if issued, would expire between November 2025 and August 2032.

Our SYK inhibitor intellectual property portfolio is wholly owned by us and as of December 31, 2022, included five issued U.S. patents and two U.S. patent applications covering the composition for and methods of using CB-659 and related compounds. The U.S. patents relating to the composition of matter for CB-659 are expected to expire between March 2031 and April 2036. We also own 60 related foreign patents and 26 related foreign pending patent applications. We expect that these foreign patents and patent applications, if issued, would expire between December 2030 and December 2035.

The intellectual property portfolio for our arginase inhibitor program, which includes INCB001158 and CB-280, includes issued patents and pending patent applications that we have exclusively licensed from Symbioscience as well as issued patents and pending patent applications that we own. This portfolio includes 20 issued U.S. patents, two pending U.S. patent applications, 62 corresponding pending foreign patent applications, and 99 issued foreign patents directed to various arginase inhibitors, therapeutic methods of using the compounds, methods of making the compounds, and intermediates useful in preparing the compounds. We expect that these patents and patent applications, if issued, would expire between April 2031 and May 2038.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We previously obtained our supplies from manufacturers on a purchase order basis and do not have any long-term arrangements. In addition, we do not currently have arrangements in place for bulk drug substance or drug product services of any of our clinical supplies.

Research and Development

In the ordinary course of business, we entered into agreements with third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials and aspects of our research and preclinical testing. These third parties provided project management and monitoring services and regulatory consulting and investigative services. We are currently in the process of terminating these agreements, and have established reserves in connection with such termination.

Human Capital Resources

As of March 15, 2023, we had 8 full-time employees and 2 part-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Facilities

We occupy approximately 34,000 square feet of office and laboratory space in South San Francisco, California. Our lease term is through January 2024.

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

We have historically filed electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports are currently available on our website at www.calithera.com, free of charge.

On March 14, 2023, we filed a Form 15 with the SEC to terminate our registration under section 12(g) of the Exchange Act. Deregistration under section 12(g) will become effective 90 days after the filing of the Form 15, therefore we do not expect to file any periodic reports with the SEC following the filing of this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider these risks, in addition to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes and the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this report could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and our growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described in the following risk factors and the risks described elsewhere in this Annual Report.

The holder of our Series A preferred stock has liquidation and other rights that are senior to the rights of the holders of shares of our common stock.

On January 9, 2023, we announced, after extensive consideration of potential strategic alternatives, that our Board of Directors had unanimously approved the dissolution and liquidation of Calithera pursuant to a Plan of Dissolution, subject to stockholder approval. In connection with the Plan of Dissolution, we began discontinuing all clinical programs and commenced reducing our workforce, which includes the planned termination of most employees by the end of the first quarter, and began the wind-up of our operations. We are currently seeking to sell all of our clinical assets and programs.

As of December 31, 2022, we had 1,000,000 shares of Series A preferred stock outstanding and Takeda Ventures is the sole holder of our Series A preferred stock. Pursuant to the certificate of designations which defines the rights, preferences and privileges of the Series A preferred stock, upon our dissolution and wind-up the Series A preferred stock is entitled to have set apart, or to be paid, out of our assets available for distribution to stockholders after provision for payment of all of our debts and liabilities in accordance with the Delaware General Corporation Law, before any distribution or payment is made with respect to any shares of junior securities, including shares of our common stock, an amount per share equal to the greater of (i) $35.00 per share, being the issuance price per share of Series A preferred stock, for an aggregate amount of $35.0 million, and (ii) such amount as would have been payable on the number of shares of common stock into which the shares of Series A preferred stock could have been converted immediately prior to such event. As of the date of the filing of this Annual Report on Form 10-K with the SEC, we do not have sufficient assets after provision for the payment of our debts and liabilities, to satisfy in full the amount required to be set apart for the Series A preferred stock. If we are unable to satisfy in full the amount required to be set apart for the Series A preferred stock, absent a waiver or other arrangement with the holder of Series A preferred stock, no amounts will be distributed to the holders of common stock.

To the extent our liabilities, other obligations and expenses or claims against us are higher than we currently anticipate or larger contingency reserves are established, the amount available for distribution to our stockholders will be diminished.

As of December 31, 2022, we had $25.5 million in cash and cash equivalents. We expect to establish a reserve in connection with the Plan of Dissolution, which will be used to pay all expenses, including operating expenses up until the filing of the certificate of dissolution, or the Certificate of Dissolution, and other known, non-contingent liabilities, and which also includes reasonable provision for expenses of liquidation and potential, contingent and unknown liabilities as required by Delaware law. The amount of cash ultimately distributed to our stockholders in the liquidating distributions depends on the amount of our liabilities, obligations and expenses and claims against us, and contingency reserves that we establish during the liquidation process. While we will attempt to estimate reasonable reserves for such liabilities, obligations, expenses and claims against us, those estimates may be inaccurate. Factors that could impact our estimates include the following:

•
if any of the estimates regarding the Plan of Dissolution, including the expenses to satisfy outstanding obligations, liabilities and claims during the liquidation process, are inaccurate;
•
if unforeseen claims are asserted against us, we will have to defend or resolve such claims or establish a reasonable reserve before making distributions; and
•
if the estimates regarding the expenses to be incurred in the liquidation process, including expenses of personnel required and other operating expenses (including legal, accounting and other professional fees) necessary to dissolve and liquidate Calithera, are inaccurate.

If any of the foregoing occurs, the amount we distribute to our stockholders may be substantially less.

We may not be successful in selling our clinical assets and programs, which would decrease the amount of cash available to distribute to our stockholders.

We have recently been focusing our efforts on the sale of our clinical assets and programs and expect to continue pursuing the Plan of Dissolution in the near term. We may have significant expenses in connection with sale of our clinical assets and programs, which expenses will decrease the remaining cash available for use in our business and may diminish or delay any distributions to our stockholders in connection with the Plan of Dissolution.

We cannot assure you of the exact amount or timing of any liquidating distributions to our stockholders under the Plan of Dissolution.

The dissolution and liquidation process is subject to numerous uncertainties, and may not result in any remaining capital for liquidating distributions to the holder of our Series A preferred stock or any other common stockholders after satisfaction of the amount required to be distributed to the holder of our Series A preferred stock. If we are unable to satisfy in full the amount required to be set apart for the Series A preferred stock, absent a waiver or other arrangement with the holder of our Series A preferred stock, no amounts will be distributed to the holders of common stock. The precise amount and timing of any liquidating distribution to our stockholders will depend on and could be delayed by, among other things, sales of our non-cash assets, any unexpected claims from third parties, including governmental authorities, and unexpected or greater than expected expenses.

Although our Board of Directors has not established a firm timetable for liquidating distributions to the holder of our Series A preferred stock or any common stockholders, assuming our stockholders approve the Plan of Dissolution, the Board of Directors intends, subject to contingencies inherent in winding down our business, to make such liquidating distributions, if any, as promptly as practicable as creditor claims and contingent liabilities are paid or settled. However, we are currently unable to predict the precise timing of any such liquidating distributions or whether any liquidating distributions will occur at all. The timing of any such liquidating distributions will depend on and could be delayed by, among other things, the timing of sales of our non-cash assets and claim settlements with creditors. Additionally, a creditor could seek an injunction against the making of such distributions to our stockholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for such distribution to our stockholders.

We will continue to incur claims, liabilities and expenses that will reduce the amount available for distribution to stockholders.

Claims, liabilities and expenses from operations, such as operating costs, salaries, insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous expenses, will continue to be incurred as we wind-up. In connection with the Plan of Dissolution, we will also dissolve our non-U.S. subsidiaries. These non-U.S. subsidiaries may be subject to differing laws, regulations and standards in each jurisdiction where such non-U.S. subsidiary operates, which include, but are not limited to, regulations and standards applicable to liabilities and expenses arising from salaries, insurance, payroll and local taxes, legal and miscellaneous expenses. These expenses will reduce the amount of assets available for ultimate distribution to the holder of our Series A preferred stock and common stockholders.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, any stockholder receiving liquidating distributions could be held liable for payment to our creditors of their pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder in dissolution.

If the Plan of Dissolution is approved by our stockholders, we will file the Certificate of Dissolution with the Delaware Secretary of State dissolving Calithera Biosciences, Inc. Pursuant to the Delaware General Corporation Law, or the DGCL, we will continue to exist for three years after our dissolution or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities (and those of our non-U.S. subsidiaries) and to distribute to our stockholders any remaining assets. Under the DGCL, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities, each stockholder of record as of the date of the filing of the Certificate of Dissolution, which is referred to hereinafter as the final record date, could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder in dissolution.

Although the liability of any stockholder is limited to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts) pursuant to the Plan of Dissolution, this means that a stockholder could be required to return all liquidating distributions previously made to such stockholder and receive nothing from us under the Plan of Dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. While we will endeavor to make adequate reserves for all known, contingent, and unknown liabilities, there is no guarantee that the reserves established by us will be adequate to cover all such expenses and liabilities.

Our stock transfer books will be closed at the close of business on the date we file the Certificate of Dissolution with the Delaware Secretary of State, after which it will not be possible for stockholders to publicly trade our stock.

On the date we file the Certificate of Dissolution with the Delaware Secretary of State, we intend to close our stock transfer books and discontinue recording transfers of our common stock. Thereafter, certificates or book entries representing our common stock will not be assignable or transferable on our books except by will, intestate succession or operation of law. The proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the final record date, and, after such date, any distributions made by us will be made solely to the stockholders of record at the close of business on the final record date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law.

Risks Related to Our Securities

We may be required to issue a significant number of additional shares of common stock for no additional consideration to the holder of our Series A preferred stock pursuant to certain price-based anti-dilution provisions.

We may be required to issue a significant number of shares of common stock for no additional consideration to the holder of our Series A preferred stock, subject to certain beneficial ownership limitations described in the certificate of designations defining the rights of the holders of the Series A preferred stock. The terms of the Series A preferred stock provide that such shares will automatically convert into common stock on the earlier of: (i) the 18-month anniversary of the date of issuance, or the Mandatory Pricing Date, into 857,843 shares of common stock, subject to adjustment into additional shares of common stock if the volume weighted-average price of our common stock for the thirty trading days prior to the Mandatory Pricing Date is lower than $40.80 per share, and (ii) a qualified financing that results in net proceeds to us of at least $40.0 million, excluding any conversion of the Series A preferred stock, subject to adjustment into additional shares of common stock if the weighted-average price per paid by investors in such qualified financing is lower than $40.80 per share. The holders of Series A preferred stock also have the option, at any time prior to the Mandatory Pricing Date or such qualified financing to convert the Series A preferred stock into shares of common stock, subject to adjustment into additional shares of common stock if the volume weighted-average sales price of certain shares of common stock are sold from the issuance date of the Series A preferred stock through the date of the written election at an effective price less than $40.80 per share. Stockholders will incur dilution of their percentage ownership interest in our common stock to the extent we issue additional shares of common stock to the holder of the Series A preferred stock.

We cannot take certain actions without the consent of the holder of Series A preferred stock.

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

The interests of Takeda Ventures, the sole holder of our Series A preferred stock, and those of the holders of common stock may be inconsistent, which may result in our inability to obtain the consent of the holders of Series A preferred stock to matters that may be in the best interests of the common stockholders.

Our common stock is not listed on any national exchange and the trading price of our common stock is volatile and purchasers of our common stock could incur substantial losses.

In light of our planned dissolution, on January 24, 2023, we received written notice from The Nasdaq Stock Market LLC, or Nasdaq, advising us that based upon Nasdaq’s review and pursuant to Listing Rule 5101, Nasdaq believed that we were a “public shell,” and that the continued listing of our securities was no longer warranted. As a result, the trading of our common stock was suspended as of the opening of business on February 2, 2023, and on March 3, 2023, Nasdaq filed a Form 25-NSE with the SEC, which removed our common stock from listing and registration on Nasdaq. Our common stock is not listed on any national exchange and is currently traded “over-the-counter” via broker-dealer networks. Our stock is thinly traded, and our stock price has fluctuated in the past and is likely to be volatile in the future. As a result of this volatility, investors may experience losses on their investment in our common stock. In addition, in the past, stockholders have initiated class action lawsuits against companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources.

We have filed a Form 15 with the SEC and do not intend to file any periodic reports subsequent to the filing of this Annual Report on Form 10-K, which will limit public information regarding our business and status of our dissolution and wind-up.

On March 14, 2023, we filed a Form 15 with the SEC to terminate our registration under section 12(g) of the Exchange Act. Deregistration under section 12(g) will become effective 90 days after the filing of the Form 15, therefore we do not expect to file any periodic reports with the SEC following the filing of this Annual Report on Form 10-K. Although we plan to file a proxy statement for a special meeting of stockholders to approve the Plan of Dissolution, investors will not have current public information regarding the status of our business or wind-up activities following such special meeting.

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

Takeda Ventures beneficially owns a significant percentage of our total outstanding capital stock, which is initially convertible into 857,843 shares of our common stock, subject to price-based anti-dilution adjustments that if triggered would result in the issuance of additional shares of common stock. In no event will Takeda be entitled to cast votes in excess of, as of any date, 19.99% of our outstanding common stock. Takeda may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of Takeda may not coincide with the interests of other stockholders.

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

These exclusive choices of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find such exclusive-forum provisions to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.

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

On January 9, 2023, we announced, after extensive consideration of potential strategic alternatives, that our Board of Directors had unanimously approved the dissolution and liquidation of Calithera pursuant to a plan of complete liquidation and dissolution subject to stockholder approval. In connection with the Plan of Dissolution, we began discontinuing all clinical programs and commenced reducing our workforce, which includes the planned termination of most employees by the end of the first quarter, and began the wind-up of our operations.

In light of our planned dissolution, on January 24, 2023, we received written notice from The Nasdaq Stock Market LLC, or Nasdaq, advising us that based upon Nasdaq’s review and pursuant to Listing Rule 5101, Nasdaq believed that we were a “public shell,” and that the continued listing of our securities was no longer warranted. As a result, the trading of our common stock was suspended as of the opening of business on February 2, 2023, and on March 3, 2023, Nasdaq filed a Form 25-NSE with the SEC, which removed our common stock from listing and registration on Nasdaq.

On March 14, 2023, we filed a Form 15 with the SEC to terminate our registration under section 12(g) of the Exchange Act. Deregistration under section 12(g) will become effective 90 days after the filing of the Form 15, therefore we do not expect to file any periodic reports with the SEC following the filing of this Annual Report on Form 10-K.

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

Holders of Record

As of March 24, 2023, there were approximately 13 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report.

This discussion and analysis generally covers our financial condition and results of operations for the year ended December 31, 2022, including year-over-year comparisons versus the year ended December 31, 2021. Our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022, and available free of charge on the SEC’s website at www.sec.gov and at our investor relations website www.calithera.com, includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2020 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

Until recently, we were a fully-integrated, clinical stage precision oncology biopharmaceutical company. On January 9, 2023, we announced after extensive consideration of potential strategic alternatives, that our Board of Directors had unanimously approved the dissolution and liquidation of Calithera pursuant to a plan of complete liquidation and dissolution, or the Plan of Dissolution, subject to stockholder approval. In connection with the Plan of Dissolution, we began discontinuing all clinical programs and commenced reducing our workforce, which includes the planned termination of most employees by the end of the first quarter, and began the wind-up of our operations. We are currently seeking to sell all of our clinical assets and programs.

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

Upfront payments and fees from Incyte were recorded as deferred revenue upon receipt or when due, and may have required deferral of revenue recognition to a future period until we performed our obligations under these arrangements. Amounts were recorded as accounts receivable when our right to consideration was unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less.

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

Financial Overview

Our Ability to Continue as a Going Concern

As of December 31, 2022, we had cash and cash equivalents of $25.5 million. We have incurred losses since inception and to date have financed our operations primarily through the sale of shares of our capital stock and payments from our collaboration and licensing agreements. As of December 31, 2022, we had an accumulated deficit of $512.6 million. During the year ended December 31, 2022, we incurred a loss from continuing operations of $39.7 million and used $43.6 million of cash in operations. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future, including through the execution of the Plan of Dissolution if approved by our stockholders.

In accordance with Accounting Standards Codification, or ASC, 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued on March 30, 2023. We have determined that our cash and cash equivalents as of December 31, 2022 would be insufficient to fund our operations for a period of at least twelve months from the date of these financial statements which raises substantial doubt regarding our ability to continue as a going concern.

As of December 31, 2022, we, including our Board of Directors, continued to evaluate potential strategic alternatives to fund and develop our clinical programs. On January 9, 2023, we announced that our Board of Directors unanimously approved the Plan of Dissolution. As we continued to evaluate potential strategic alternatives as of December 31, 2022, and as the Plan of Dissolution was not approved by our Board of Directors as of December 31, 2022, and has not yet been brought to a vote of or approved by our stockholders, we concluded that the liquidation basis of accounting should not be applied as of the balance sheet date. Accordingly, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

License Revenue

License revenue in the year ended December 31, 2021 represents the milestone payment received in September 2021 from the Incyte Collaboration Agreement and the recognition of the upfront payment received in May 2021 from our Antengene License Agreement. There was no license revenue recognized in the year ended December 31, 2022.

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

The following table shows our research and development expenses:

	Year Ended December 31,
	2022	2021
	(in thousands)
Development candidate:
Sapanisertib (CB-228)	$7,840	$1,553
Mivavotinib (CB-659)	7,039	1,151
Telaglenastat (CB-839)	3,724	35,234
CB-280	1,642	6,755
Research and development related to acquisition of sapanisertib and mivavotinib	—	50,875
Total development	20,245	95,568
Preclinical and research:
Preclinical and research	8,288	8,762
Total	$28,533	$104,330

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

On January 9, 2023, we announced, after extensive consideration of potential strategic alternatives, our Board of Directors unanimously approved the dissolution and liquidation of Calithera pursuant to a Plan of Dissolution, subject to stockholder approval. In connection with the Plan of Dissolution, we began discontinuing all clinical programs and commenced reducing our workforce, which includes the planned termination of most employees by the end of the first quarter, and began the wind-up of our operations.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended
	December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenue:
License revenue	$—	$9,750	$(9,750)	(100%)
Total revenue	—	9,750	(9,750)	(100%)
Operating expenses:
Research and development	28,533	53,455	(24,922)	(47%)
Research and development related to asset acquisition	—	50,875	(50,875)	(100%)
General and administrative	13,541	20,853	(7,312)	(35%)
Total operating expenses	42,074	125,183	(83,109)	(66%)
Loss from operations	(42,074)	(115,433)	73,359	(64%)
Other income (expense):
Transaction costs allocable to warrant liabilities	(475)	—	(475)	NM
Change in fair value of warrant liabilities	2,422	—	2,422	NM
Interest and other income, net	477	345	132	38%
Other income (expense), net	2,424	345	2,079	603%
Net loss	(39,650)	(115,088)	75,438	(66%)
Deemed contribution from Series A preferred stock extinguishment	18,360	—	18,360	NM
Net loss attributable to common stockholders	$(21,290)	$(115,088)	$93,798	(82%)

NM: Not Meaningful

License Revenue. License revenue was $9.8 million for 2021 and is comprised of the $6.75 million milestone payment received in September 2021 under our Incyte Collaboration Agreement and the recognition of the $3.0 million upfront payment received in May 2021 from our Antengene License Agreement.

Research and Development. Research and development expenses decreased $24.9 million, or 47%, from $53.5 million for 2021 to $28.5 million for 2022. The decrease was due to a $31.5 million decrease in the telaglenastat program, a $5.1 million decrease in the CB-280 program, and a $0.5 million decrease in our early stage research, partially offset by a $6.3 million increase due to the sapanisertib program and a $5.9 million increase due to the mivavotinib program.

Research and Development Related to Asset Acquisition. The decrease of $50.9 million in research and development related to our asset acquisition of sapanisertib and mivavotinib in the fourth quarter of 2021, and comprised of an upfront payment of $10.0 million in cash and $40.9 million attributed to the value of the Series A convertible preferred stock on the date issued, estimated using the Black-Scholes option-pricing model.

General and Administrative. General and administrative expenses decreased $7.3 million, or 35%, from $20.9 million for 2021 to $13.5 million for 2022. The decrease was due to a $5.2 million decrease in personnel-related costs, mainly as a result of reduced headcount, resulting in decreases in wages, bonuses and stock-based compensation expense, and a $2.1 million decrease in professional services, primarily in legal expenses related to our Settlement Agreement and Release with Incyte and our Asset Purchase Agreement with Takeda incurred in 2021.

Transaction Costs Allocable to Warrant Liabilities. Transaction costs allocable to the warrant liabilities of $0.5 million were recorded for 2022 in connection with the warrants issued related to the April 2022 public offering, consisting principally of underwriting discounts and commissions and offering costs.

Change in Fair Value of Warrant Liabilities. A gain of $2.4 million related to the decrease in the fair value of the warrant liabilities was recorded for 2022.

Interest and Other Income, net. Interest and other income, net, increased $0.1 million or 38%, from $345,000 for 2021 to $477,000 for 2022. The increase of $0.1 million mainly related to increased interest income generated from higher interest rates on our cash equivalents, partially offset by a $0.4 million gain related to the remeasurement of our lease liability during the 2021 period.

Deemed Contribution from Series A Preferred Stock Extinguishment. On May 23, 2022, we filed a Certificate of Amendment that limits the aggregate number of shares to be issued upon conversion of the Series A preferred stock to a maximum of 6,644,014 shares of common stock, which we accounted for as an extinguishment. As a result, we recognized a deemed contribution of $18.4 million representing the difference between the carrying value of the existing Series A preferred stock and the estimated fair value of liquidity and capital resourceswarrthe new Series A preferred stock for 2022.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $25.5 million. Our operations have been financed by net proceeds from the sale of shares of our capital stock and payments from our collaboration and licensing agreements. As of December 31, 2022, we had an accumulated deficit of $512.6 million. During the year ended December 31, 2022, we incurred a loss from continuing operations of $39.7 million and used $43.6 million of cash in operations. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future, including through the execution of the Plan of Dissolution if approved by our stockholders.

We have determined that our cash and cash equivalents as of December 31, 2022 will be insufficient to fund our operations for a period of at least twelve months from the date of these financial statements which raises substantial doubt regarding our ability to continue as a going concern.

Public Offering

On April 1, 2022, we closed an underwritten public offering of 925,925 shares of our common stock and accompanying warrants at a combined offering price to the public of $10.80 per share, for $10.0 million in gross proceeds, resulting in $8.5 million of net proceeds after deducting underwriting discounts and commissions and offering costs. The common stock was accompanied by short-term warrants to purchase 925,925 shares of common stock at an exercise price of $10.80 per share, which are immediately exercisable and will expire 18 months from the date of issuance, and long-term warrants to purchase 925,925 shares of common stock at an exercise price of $10.80 per share, which are immediately exercisable and will expire 5 years from the date of issuance.

Takeda Asset Purchase Agreement

On October 18, 2021, we entered into an Asset Purchase Agreement, or APA, with Millennium, a wholly-owned subsidiary of Takeda, as amended. In accordance with the APA, we entered into a Preferred Stock Purchase Agreement pursuant to which we agreed to issue to Millennium 1,000,000 shares of our Series A convertible preferred stock, or the Series A preferred stock. The Series A preferred stock is initially convertible at the option of the holder into 857,843 shares of common stock, based on our $40.80 per share closing stock price from October 15, 2021. The conversion rate of the Series A preferred stock is subject to anti-dilution adjustments that if triggered would result in the issuance of additional shares of common stock upon conversion. On May 23, 2022, we filed a Certificate of Amendment to the Certificate of Designations, which limits the aggregate number of shares to be issued upon conversion to a maximum of 6,644,014 shares of common stock. The Series A preferred stock has the preferences, rights and limitations set forth in the Certificate of Designations, as filed with the Secretary of State of the State of Delaware, as amended. If Millennium is unable to convert as a result of the Accounting Cap (defined as 19.99% of the outstanding common stock of the Company on any date) any portion of the Series A preferred stock to common stock by the five year anniversary of the issue date, then on each yearly anniversary thereafter, any shares of Series A preferred stock that remain outstanding shall automatically be converted into common stock at the applicable conversion ratio, in each case subject to the Accounting Cap, until such point in time as all shares of Series A preferred stock have been converted. On July 1, 2022, Millennium transferred their ownership interest in the Series A preferred stock to Takeda Ventures, Inc., a wholly-owned subsidiary of Takeda Pharmaceuticals Company Limited.

Shelf Registration Statement

In August 2020, we filed a shelf registration statement on Form S-3 with the SEC which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our common stock. As of December 31, 2022, $227.9 million of our common stock remained available for sale. On March 14, 2023, we filed a post-effective amendment to the Form S-3 to terminate its effectiveness.

Contractual Obligations

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our contractual obligations primarily consist of our obligation under our non-cancellable operating lease. The aggregate amount of future operating lease payments over the term of our lease is $1.7 million as of December 31, 2022. For additional information on our lease and timing of future payments, see Note 5 on Operating Leases in Notes to Financial Statements of this Annual Report on Form 10‑K.

In the normal course of business, we previously entered into agreements with clinical research organizations for clinical trials and clinical manufacturing organizations for clinical supply manufacturing and with other vendors for preclinical research studies, investigator-led trials and other services and products for operating purposes. We have not considered these payments to be contractual obligations since the contracts are generally cancelable at any time by us upon less than 180 days’ prior written notice. We also have certain in-license agreements that require us to pay milestones to such third parties upon achievement of certain development, regulatory or commercial milestones. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(43,608)	$(66,300)
Cash used in (provided by) investing activities	$(133)	$7,853
Cash provided by financing activities	$9,655	$10,668

Cash used in operations was $43.6 million for 2022, compared to $66.3 million for 2021. The decrease of $22.7 million in cash used in operating activities was primarily associated with a decrease in research and development costs, primarily related to our telaglenastat and CB-280 programs, and a decrease of $10 million in cash paid as an upfront for our asset acquisition of sapanisertib and mivavotinib in October 2021. For 2022, net loss of $39.7 million was affected by noncash charges related to the decrease in the fair value of the warrant liabilities of $2.4 million.

Cash used in investing activities was $0.1 million for 2022 and related to the purchase of property and equipment. Cash provided by investing activities was $7.9 million for 2021 and related to proceeds from the sale and maturity of investments of $8.0 million, partially offset by the purchase of property and equipment of $0.1 million.

Cash provided by financing activities was $9.7 million and $10.7 million in 2022 and 2021, respectively. For 2022, we received $8.5 million in net proceeds from the sale and issuance of common stock and accompanying warrants from a public offering, net of issuance costs, $1.1 million in net proceeds from the sale and issuance of common stock related to our at-the-market offering program, and $16,000 in proceeds from the issuance of common stock from employee stock plan purchases. For 2021, we received $10.7 million in net proceeds from the sale and issuance of common stock related to our at-the-market offering program and $0.2 million in proceeds from the issuance of common stock upon the exercise of stock options and employee stock purchase plan purchases, partially offset by preferred stock issuance costs of $0.2 million.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

CALITHERA BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Calithera Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Calithera Biosciences, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the Amended Preferred Stock Purchase Agreement
Description of the Matter

In May 2022, the Company amended its Preferred Stock Purchase Agreement to limit the aggregate number of shares of common stock to be issuable upon conversion to Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited. As described in Note 6 to the consolidated financial statements, under the Amendment, 1,000,000 shares of the Company’s Series A convertible preferred stock may be converted into a maximum number of 6,644,014 shares of common stock. The Amendment was accounted for as an extinguishment of preferred stock which resulted in the Company presenting the Amended Series A convertible preferred stock as permanent equity in the December 31, 2022 consolidated balance sheet. The Company accounted for the $18.4 million change in fair value of preferred stock upon extinguishment as a deemed contribution from Series A preferred stock extinguishment which was recorded through accumulated deficit in the Statement of Stockholders’ Equity.

Auditing management’s accounting for the Series A convertible preferred stock amendment was especially challenging as it required auditor judgment in assessing the accounting for and estimation of the fair value of the amended Series A convertible preferred stock, including the interpretation and application of the accounting literature to the transaction. It also required professionals with specialized skills and knowledge to assess the methodology and key inputs used by the Company to estimate the fair value of the amended Series A convertible preferred stock.

How We Addressed the Matter in Our Audit

Our testing of the Company's accounting for and disclosures related to the Series A convertible preferred stock included, among others, reading the terms of the Amended Preferred Stock Purchase Agreement, evaluating provisions related to the anti-dilution adjustments and contingent redemption feature, and evaluating the Company’s application of the technical accounting literature regarding classifying the Series A convertible preferred stock as permanent equity. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in performing an independent assessment of the valuation methodology applied and the concluded change in fair value of the Series A convertible preferred stock recorded by the Company upon extinguishment.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

San Mateo, California

March 30, 2023

Calithera Biosciences, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$25,451	$59,537
Prepaid expenses and other current assets	1,173	1,915
Total current assets	26,624	61,452
Restricted cash	270	270
Property and equipment, net	434	556
Operating lease right-of-use asset	1,348	2,478
Total assets	$28,676	$64,756
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$732	$3,650
Accrued and other liabilities	6,658	10,356
Total current liabilities	7,390	14,006
Noncurrent operating lease liability	136	1,666
Warrant liabilities	758	—
Total liabilities	8,284	15,672
Commitments and contingencies
Convertible preferred stock; $0.0001 par value; 10,000 shares authorized as of December 31, 2022 and 2021; 0 and 1,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively; $35,000 liquidation preference as of December 31, 2022 and 2021 (Note 6)	—	40,702
Stockholders’ equity:
Convertible preferred stock; $0.0001 par value; 10,000 shares authorized as of December 31, 2022 and 2021; 1,000 and 0 shares issued and outstanding as of December 31, 2022 and 2021, respectively; $35,000 liquidation preference as of December 31, 2022 and 2021 (Note 6)	22,342	—
Common stock, $0.0001 par value, 200,000 shares authorized as of December 31, 2022 and 2021, 4,868 and 3,857 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	510,666	499,708
Accumulated deficit	(512,616)	(491,326)
Total stockholders’ equity	20,392	8,382
Total liabilities, convertible preferred stock and stockholders’ equity	$28,676	$64,756

See accompanying notes.

Calithera Biosciences, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue:
License revenue	$—	$9,750	$—
Total revenue	—	9,750	—
Operating expenses:
Research and development	28,533	53,455	71,015
Research and development related to asset acquisition	—	50,875	—
General and administrative	13,541	20,853	20,372
Total operating expenses	42,074	125,183	91,387
Loss from operations	(42,074)	(115,433)	(91,387)
Other income (expense):
Transaction costs allocable to warrant liabilities	(475)	—	—
Change in fair value of warrant liabilities	2,422	—	—
Interest and other income, net	477	345	1,250
Other income (expense), net	2,424	345	1,250
Net loss	(39,650)	(115,088)	(90,137)
Deemed contribution from Series A preferred stock extinguishment	18,360	—	—
Net loss attributable to common stockholders	$(21,290)	$(115,088)	$(90,137)
Net loss per share attributable to common stockholders - basic	$(4.60)	$(31.16)	$(26.20)
Net loss per share attributable to common stockholders - diluted	$(7.94)	$(31.16)	$(26.20)
Weighted average common shares used to compute net loss per share attributable to common stockholders - basic	4,633	3,693	3,441
Weighted average common shares used to compute net loss per share attributable to common stockholders - diluted	4,992	3,693	3,441

See accompanying notes.

Calithera Biosciences, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(39,650)	$(115,088)	$(90,137)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	—	(3)	(39)
Total comprehensive loss	$(39,650)	$(115,091)	$(90,176)

See accompanying notes.

Calithera Biosciences, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2019	—	$—	—	$—	3,175	$—	$428,485	$(286,101)	$42	$142,426
Issuance of common stock in connection with public offering, net of underwriting commissions and issuance costs	—	—	—	—	288	—	33,464	—	—	33,464
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	—	—	—	—	58	—	7,397	—	—	7,397
Issuance of common stock pursuant to equity incentive plans	—	—	—	—	13	—	1,200	—	—	1,200
Stock-based compensation expense	—	—	—	—	—	—	8,060	—	—	8,060
Net loss	—	—	—	—	—	—	—	(90,137)	—	(90,137)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(39)	(39)
Balance at December 31, 2020	—	—	—	—	3,534	—	478,606	(376,238)	3	102,371
Issuance of Series A convertible preferred stock, net of issuance costs of $173	1,000	40,702	—	—	—	—	—	—	—	—
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	—	—	—	—	262	—	10,661	—	—	10,661
Issuance of common stock pursuant to equity incentive plans	—	—	—	—	61	—	177	—	—	177
Stock-based compensation expense	—	—	—	—	—	—	10,264	—	—	10,264
Net loss	—	—	—	—	—	—	—	(115,088)	—	(115,088)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(3)	(3)
Balance at December 31, 2021	1,000	40,702	—	—	3,857	—	499,708	(491,326)	—	8,382
Reclassification of convertible preferred stock to stockholders' equity (Note 6)	(1,000)	(40,702)	1,000	40,702	—	—	—	—	—	40,702
Deemed contribution from Series A preferred stock extinguishment (Note 6)	—	—	—	(18,360)	—	—	—	18,360	—	—
Issuance of common stock in connection with public offering, net of underwriting commissions and issuance costs	—	—	—	—	926	—	5,775	—	—	5,775
Issuance of common stock in connection with at-the-market offering, net of underwriting commissions and issuance costs	—	—	—	—	62	—	1,137	—	—	1,137
Issuance of common stock pursuant to equity incentive plans	—	—	—	—	23	—	16	—	—	16
Stock-based compensation expense	—	—	—	—	—	—	4,030	—	—	4,030
Net loss	—	—	—	—	—	—	—	(39,650)	—	(39,650)
Balance at December 31, 2022	—	$—	1,000	$22,342	4,868	$—	$510,666	$(512,616)	$—	$20,392

See accompanying notes.

Calithera Biosciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows Used in Operating Activities
Net loss	$(39,650)	$(115,088)	$(90,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	255	280	364
Accretion (amortization) of premiums and discounts on investments	—	2	(142)
Stock-based compensation	4,030	10,264	8,060
Gain on remeasurement of the lease liability	—	(362)	—
Change in fair value of warrant liabilities	(2,422)	—	—
Transaction costs allocable to warrant liabilities	475	—	—
Non-cash lease expense	1,130	1,134	1,506
Series A convertible preferred stock issued for research and development related to asset acquisition	—	40,875	—
Changes in operating assets and liabilities:
Receivables from collaborations	—	1,541	(1,059)
Prepaid expenses and other current assets	742	96	(58)
Other assets	—	—	280
Accounts payable	(2,918)	1,656	(58)
Accrued liabilities	(3,876)	(5,523)	(1,590)
Lease liability	(1,374)	(1,175)	(1,478)
Net cash used in operating activities	(43,608)	(66,300)	(84,312)

Cash Flows Provided by (Used in) Investing Activities
Purchases of investments	—	—	(57,059)
Proceeds from the sale and maturity of investments	—	8,000	146,080
Purchase of property and equipment	(133)	(147)	(61)
Net cash provided by (used in) investing activities	(133)	7,853	88,960

Cash Flows Provided by Financing Activities
Proceeds from issuance of common stock upon public offering, net	8,502	—	33,464
Proceeds from issuance of common stock through at-the-market offerings, net	1,137	10,664	7,397
Issuance costs related to the issuance of convertible preferred stock	—	(173)	—
Proceeds from stock option exercises and employee stock plan purchases	16	177	1,200
Net cash provided by financing activities	9,655	10,668	42,061

Net (decrease) increase in cash, cash equivalents, and restricted cash	(34,086)	(47,779)	46,709
Cash, cash equivalents, and restricted cash at beginning of period	59,807	107,586	60,877
Cash, cash equivalents, and restricted cash at end of period	$25,721	$59,807	$107,586

See accompanying notes.

Calithera Biosciences, Inc.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization

Calithera Biosciences, Inc., or the Company, was incorporated in the State of Delaware on March 9, 2010. Until recently, the Company was a fully-integrated, clinical stage precision oncology biopharmaceutical company. On January 9, 2023, the Company announced, after extensive consideration of potential strategic alternatives, the Company’s Board of Directors unanimously approved the dissolution and liquidation of the Company pursuant to a plan of complete liquidation and dissolution, or the Plan of Dissolution, subject to stockholder approval. In connection with the Plan of Dissolution, the Company began discontinuing all clinical programs and commenced reducing its workforce, which includes the planned termination of most employees by the end of the first quarter, and began the wind-up of its operations. The Company is seeking to sell all of its clinical assets and programs. The Plan of Dissolution has not been brought to a vote of or approved by the Company’s stockholders. The Company’s principal operations are based in South San Francisco, California, and it operates in one segment.

Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Calithera Biosciences UK Limited and Calithera Biosciences Ireland Limited. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements.

The Company's Ability to Continue as a Going Concern

As of December 31, 2022, the Company had cash and cash equivalents of $25.5 million. The Company has incurred losses since inception and to date has financed its operations primarily through the sale of shares of its capital stock and payments from the Company’s collaboration and licensing agreements. As of December 31, 2022, the Company had an accumulated deficit of $512.6 million. During the year ended December 31, 2022, the Company incurred a loss from continuing operations of $39.7 million and used $43.6 million of cash in operations. The Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future, including through the execution of the Plan of Dissolution if approved by the Company’s stockholders.

In accordance with Accounting Standards Codification, or ASC, 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these consolidated financial statements are issued on March 30, 2023. The Company has determined that its cash and cash equivalents as of December 31, 2022 would be insufficient to fund its operations for a period of at least twelve months from the date of these financial statements which raises substantial doubt regarding the Company’s ability to continue as a going concern.

As of December 31, 2022, the Company, including its Board of Directors, continued to evaluate potential strategic alternatives to fund and develop the Company’s programs. On January 9, 2023, the Company announced that the Company’s Board of Directors unanimously approved the Plan of Dissolution. As the Company continued to evaluate potential strategic alternatives as of December 31, 2022 and as the Plan of Dissolution was not approved by the Company’s Board of Directors as of December 31, 2022 and has not yet been brought to a vote of or approved by the Company’s stockholders, the Company concluded that the liquidation basis of accounting should not be applied as of the balance sheet date. Accordingly, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

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

Warrant Liabilities

The Company accounts for its warrants for the issuance of common stock in accordance with ASC 480, Distinguishing Liabilities from Equity (Topic 480), or ASC 480. Because the warrants do not meet the criteria for equity classification, the warrants are recorded as liabilities in the accompanying consolidated balance sheet and are measured at fair value with gains or losses recognized in the consolidated statement of operations. The Company will continue to adjust the liabilities for changes in fair value until the earlier of the exercise or expiration of the warrants. The Company classifies warrant liabilities with contractual terms remaining of more than one year as long-term liabilities and those with contractual terms remaining of one year or less as current liabilities.

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

The Company has a collaboration and license agreement with Incyte Corporation, or the Incyte Collaboration Agreement, and a license agreement with Antengene Corporation, Ltd., or the Antengene License Agreement, that are within the scope of ASC 606, under which the Company licenses certain rights to its product candidates. The terms of these arrangements include payment to the Company of non-refundable, upfront license fees, and potential development, regulatory and sales milestones, and sales royalties. Each of these payments results in collaboration or license revenue, except for revenues from royalties on net sales of licensed products, which would be classified as royalty revenues. On September 23, 2022, Incyte notified the Company of its intent to terminate for convenience the Incyte Collaboration Agreement, effective on December 28, 2022. No material early termination penalties were payable by either party.

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

The Company had no contract assets or contract liabilities during the years ended December 31, 2022, 2021 and 2020. For the years ended December 31, 2022, 2021 and 2020, the Company did not recognize any revenue from performance obligations satisfied in previous periods.

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

Accrued Research and Development Costs

The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and includes these costs in accrued and other liabilities in the consolidated balance sheets and within research and development expense in the consolidated statements of operations. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred, including as a result of the close out of its clinical activities related to the Plan of Dissolution.

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

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which provides transition guidance to entities that elect the fair value option for eligible instruments. In November 2019, the FASB issued ASU 2019-10 which extends the effective date of the standards for smaller reporting companies to interim and annual periods beginning after December 15, 2022. These standards require using a modified retrospective approach with the cumulative effect recognized as an adjustment to retained earnings. A prospective transition approach is required for debt securities that have recognized an other-than-temporary impairment prior to the effective date. For the Company’s financial instruments, the Company is required to use a forward-looking “expected” credit loss model instead of an “incurred” credit loss model, which will generally result in earlier recognition of allowances for credit losses. The Company adopted this standard effective January 1, 2023 and there was no impact on its consolidated financial statements and disclosures.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$25,092	$—	$—	$25,092
Total financial assets	$25,092	$—	$—	$25,092
Financial Liabilities:
Short-term warrants	$—	$—	$22	$22
Long-term warrants	—	—	758	758
Total financial liabilities	$—	$—	$780	$780

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$56,337	$—	$—	$56,337
Total financial assets	$56,337	$—	$—	$56,337

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

The Company estimated the fair value for the warrants using a Black-Scholes model. The warrants are classified as Level 3 due to the use of unobservable inputs. The key inputs into the Black-Scholes model for the warrants were as follows:

	Fair Value Inputs for the Warrants
	April 1, 2022
Input	(Initial Measurement)	December 31, 2022
Short-term warrants:
Risk-free interest rate	2.07%	4.69%
Term in years	1.5 years	0.75 years
Expected volatility	48.3%	65.0%
Exercise price per share of common stock	$10.80	$10.80
Stock price	$7.34	$3.26

Long-term warrants:
Risk-free interest rate	2.53%	4.03%
Term in years	5 years	4.25 years
Expected volatility	48.3%	65.0%
Exercise price per share of common stock	$10.80	$10.80
Stock price	$7.34	$3.26

The expected volatility as of April 1, 2022 was derived using a blended volatility rate incorporating a calibrated volatility as of April 1, 2022 based on the gross proceeds at the time of issuance of the common stock and the accompanying warrants and volatilities based on comparable companies. The expected volatility as of December 31, 2022 was derived using a blended volatility rate incorporating the calibrated volatility as of April 1, 2022 based on the gross proceeds at the time of issuance of the common stock and the accompanying warrants, considering changes in Company specific historic volatility since issuance, and volatilities based on comparable companies' volatilities since issuance.

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

The following table presents the changes in the fair value of the Level 3 warrant liabilities (in thousands):

	Short-Term	Long-Term
	Warrants	Warrants	Total

Initial fair value measurement on April 1, 2022	$793	$2,409	$3,202
Change in valuation	(771)	(1,651)	(2,422)
Fair value as of December 31, 2022	$22	$758	$780

4. Balance Sheet Components

Financial Instruments

Cash equivalents, all of which are classified as available-for-sale securities, and restricted cash consisted of the following (in thousands):

	December 31, 2022				December 31, 2021
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$25,092	$—	$—	$25,092	$56,337	$—	$—	$56,337
	$25,092	$—	$—	$25,092	$56,337	$—	$—	$56,337
Classified as:
Cash equivalents				$24,822				$56,067
Restricted cash				270				270
Total cash equivalents and restricted cash				$25,092				$56,337

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of December 31, 2022, there were no unrealized losses on cash equivalents. As of December 31, 2022, the Company had a total of $25.7 million in cash, cash equivalents and restricted cash, which included $0.6 million in cash and $25.1 million in cash equivalents and restricted cash.

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2022	2021
Research and development equipment	$2,015	$1,882
Furniture and office equipment	167	167
Computer equipment	471	487
Software	80	80
Leasehold improvements	1,234	1,234
Total property and equipment	3,967	3,850
Less: accumulated depreciation	(3,533)	(3,294)
Property and equipment, net	$434	$556

Property and equipment depreciation expense for the years ended December 31, 2022, 2021, and 2020 was $0.3 million, $0.3 million, and $0.4 million, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Accrued clinical and manufacturing expenses	$2,315	$5,086
Accrued payroll and related expenses	1,794	3,283
Current portion of lease liability	1,530	1,374
Accrued preclinical research expenses	486	413
Accrued professional and consulting expenses	340	155
Other	193	45
Total accrued and other liabilities	$6,658	$10,356

5. Commitments and Contingencies

Facilities Lease

The Company has a non-cancelable facility lease agreement, or the Lease, for office and laboratory facilities in South San Francisco, California, with a remaining lease term of 1.1 years, through January 2024, and a two-year renewal option prior to expiration. The renewal option to extend the Lease was not considered in the determination of the right-of-use asset or the lease liability for the Lease as the Company did not consider it reasonably certain that it would exercise any such option. The Lease has rent escalation clauses through the lease term and provided for tenant improvement allowances up to $499,900, which were fully utilized by December 2017 and included in the calculation of the lease liability. The Lease provides that the Company is obligated to pay certain variable costs, including taxes and operating expenses. The Lease is classified as an operating lease. In addition, the Company had a non-cancelable sublease agreement for a portion of its facilities through February 2020. The sublease agreement provided that the subtenant was obligated to pay its share of the variable costs under the Lease. Through March 7, 2021, the Company measured the present value of its lease liability using an estimated incremental borrowing rate of 9%.

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

The components of net operating lease costs included in the consolidated statement of operations for the year December 31, 2022, 2021 and 2020, were as follows (in thousands):

	Year Ended December 31,
Operating Lease Costs:	2022	2021	2020
Straight-line rent expense related to facility operating lease	$1,302	$1,461	$2,177
Variable rent expense related to operating lease	1,125	1,012	1,509
Sublease income	—	—	(187)
Variable sublease income	—	—	(93)
Net operating lease costs	$2,427	$2,473	$3,406

Cash paid for amounts included in the measurement of the lease liabilities for the year ended December 31, 2022, 2021 and 2020, was $1.5 million, $1.5 million and $2.1 million, respectively, and was included in net cash used in operating activities in the Company’s consolidated statements of cash flows.

Supplemental balance sheet information related to the Company’s operating lease were as follows (in thousands):

	December 31,
Operating Lease Liability:	2022	2021
Current portion included in accrued and other liabilities	$1,530	$1,374
Noncurrent operating lease liability	136	1,666
Total operating lease liability	$1,666	$3,040

The maturities of the Company’s lease liability as of December 31, 2022, were as follows (in thousands):

Year ending December 31:
2023	$1,593
2024	136
Total lease payments	1,729
Less: interest	(63)
Present value of lease liability	$1,666

The Company had an existing letter of credit of $270,000 as a security deposit to the lease as of December 31, 2022 and 2021. The lessor shall be entitled to draw on the letter of credit in the event of any uncured default by the Company under the terms of the lease.

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

6. Takeda Asset Purchase and Stock Purchase Agreements

Takeda Asset Purchase Agreement

On October 18, 2021, the Company entered into an Asset Purchase Agreement, or APA, with Millennium Pharmaceuticals, Inc. or Millennium, a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda, pursuant to which the Company acquired and licensed from Millennium certain technology, intellectual property and other assets related to Takeda’s small molecule programs sapanisertib (CB-228, formerly known as TAK-228) and mivavotinib (CB-659, formerly known as TAK-659), or the Takeda Programs.

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

Dividends

The Series A preferred stock will be entitled to dividends or distributions on shares of Series A preferred stock equal to and in the same form as dividends or distributions actually paid on shares of the common stock when, as and if such dividends or distributions are paid. No dividends had been declared by the Board of Directors as of December 31, 2022.

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

At issuance, the Company has recorded the Series A preferred stock at an estimated fair value at the time of issuance of $40.9 million, net of issuance costs of approximately $0.2 million. The Company also classified the Series A preferred stock as temporary equity due to the uncertainty of having sufficient authorized common stock reserved for issuance to cover the potential conversion of the Series A preferred stock into common stock if any of the conversion features (optional or automatic) are triggered.

Prior to June 1, 2022, if the Company did not receive the stockholder approval, then the Company may be required to compensate the holder, upon occurrence of a Redemption Event. At the end of each reporting period, the Company adjusted the Series A preferred stock carrying value to the greater of the issuance date fair value of $40.9 million or the current redemption amount in accordance with ASC 480-10-S99-3A, Distinguishing Liabilities from Equity.

On May 23, 2022, upon Millennium's consent, the Company filed the Certificate of Amendment that limits the aggregate number of shares of common stock to be issued upon conversion of the Series A preferred stock to a maximum of 6,644,014 shares of common stock. The Company accounted for the amendment as an extinguishment of the existing Series A preferred stock due to the significance of the change in the conversion feature. The Company estimated the fair value of the new Series A preferred stock to be $22.3 million on the date of issuance and classified the new Series A preferred stock as stockholders' equity. The difference of $18.4 million between the carrying value of the existing Series A preferred stock and the estimated fair value of the new Series A preferred stock was recorded as an adjustment to accumulated deficit as a deemed contribution.

The new Series A preferred stock was recorded at $22.3 million and was classified as level 3 in the valuation hierarchy due to the presence of significant unobservable inputs. The new Series A preferred stock was valued at the time of the amendment using the Black-Scholes options-pricing model and the following key assumptions:

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

7. Stockholders’ Equity

Public Offerings and Warrants

In April 2020, the Company entered into an underwriting agreement with Citigroup Global Markets, Inc., or the Underwriter, pursuant to which the Company issued and sold 287,500 shares of common stock, including 37,500 shares sold pursuant to the Underwriter’s exercise in full of their option to purchase additional shares. The price to the public in the offering was $125.00 per share, and the Underwriter purchased the shares from the Company at a price of $117.60 per share. The net proceeds to the Company from this public offering were approximately $33.5 million, after deducting underwriting discounts and commissions and other offering expenses.

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

Pro Rata Dividends

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

Transferability of Warrants

The warrants are transferable, in whole or in part, upon surrender of the warrant, together with a written assignment of the warrant duly executed by the holder and funds sufficient to pay any taxes payable upon such transfer.

At-the-Market Offerings

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

During the three months ended March 31, 2020, the Company sold an aggregate of 58,021 shares at an average price of approximately $130.20 per share for gross proceeds of $7.6 million, resulting in net proceeds of $7.4 million after underwriting fees and offering expenses. As of March 31, 2020, the Company had sold all available shares under the 2019 ATM program.

In August 2020, the Company entered into a sales agreement with Jefferies as sales agent and underwriter, pursuant to which the Company can issue and sell shares of its common stock with an aggregate maximum offering price of $75 million under an at-the-market offering program, or the 2020 ATM program. The Company will pay Jefferies up to 3% of gross proceeds for any common stock sold through the sales agreement. In March 2023, the Company terminated the 2020 ATM program.

During the year ended December 31, 2021, the Company sold 262,250 shares under the ATM program at an average price per share of $43.60 for gross proceeds of $11.4 million, resulting in net proceeds of $10.7 million after deducting commissions and offering expenses. As of December 31, 2021, $451,000 in proceeds was receivable from unsettled trades and reflected as a reduction in additional paid-in-capital.

During the year ended December 31, 2022, the Company sold 61,690 shares under the ATM program at an average price per share of $11.36, for net proceeds of $0.7 million, and received $451,000 upon the settlement of trades outstanding at December 31, 2021. As of December 31, 2022, a total of 323,960 shares had been sold under the 2020 ATM program.

8. Equity Incentive Plans

2010 Plan

In 2010, the Company adopted the 2010 Equity Incentive Plan, or the 2010 Plan. Under the 2010 Plan, shares of the Company’s common stock have been reserved for the issuance of stock options to employees, directors, and consultants under terms and provisions established by the Board of Directors. Under the terms of the 2010 Plan, options were granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and nonstatutory stock options were not less than 110% of fair market value, as determined by the Board of Directors. The terms of options granted under the 2010 Plan did not exceed ten years. The vesting schedule of option grants was typically four years. The Company granted options under the 2010 Plan until October 2014 when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding under the 2010 Plan. As of December 31, 2022, approximately 13,500 shares of common stock are subject to options outstanding under the 2010 Plan.

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

As of December 31, 2022, approximately 664,600 shares of common stock were reserved for issuance under the 2014 Plan and there were approximately 197,200 shares of common stock available for future grant. The Company issues new shares upon the exercise of options and restricted stock units. The maximum term of options granted under the 2014 Plan is ten years. The vesting schedule of option grants are typically four years.

2018 Inducement Plan

In January 2018, the Company’s Board of Directors approved the 2018 Inducement Plan, a non-stockholder approved stock plan, in order to award nonstatutory options and restricted stock unit awards to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. As of December 31, 2022, there were 50,000 shares reserved for issuance under the 2018 Inducement Plan and there were approximately 48,000 shares of common stock available for future grant. The maximum term of options granted under the 2018 Inducement Plan is ten years. The vesting schedule of option grants are typically four years.

Stock Options

The following summarizes option activity (in thousands, except price per option data):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price per Option	Aggregate Intrinsic Value
Outstanding — December 31, 2021	416	$123.57
Options granted	158	$8.25
Options cancelled	(118)	$105.86
Outstanding — December 31, 2022	456	$88.24	$—
Exercisable — December 31, 2022	272	$127.45	$—
Vested and expected to vest — December 31, 2022	456	$88.24	$—

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock of $3.26 per share as of December 31, 2022.

The weighted-average fair value per share of employee options granted during the years ended December 31, 2022, 2021, and 2020 were $6.05, $2.07, and $5.09, respectively. The total fair value of options that vested during the years ended December 31, 2022, 2021, and 2020 was $5.4 million, $9.4 million, and $6.9 million, respectively. The aggregate intrinsic value of options exercised was $0, $23,000, and $0.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022, the weighted-average remaining contractual life was 5.40 years and 6.73 years for exercisable options and vested and expected to vest options, respectively.

Stock Awards

During the year ended December 31, 2022, the Company issued 710 restricted stock units, or RSUs, to its employees. The RSUs vest 25% annually over 4 years commencing on the date of grant. The RSUs are measured at grant date fair value, at the market price of the Company’s common stock on the grant date. The Company records stock-based compensation expense related to the RSUs ratably over the employee respective requisite service period.

On January 20, 2021, the Company granted 80,378 performance-based restricted stock units, or PSUs, to employees. The PSUs vest 20% on January 3, 2022 and 80% upon the achievement of two goals that were achieved by January 3, 2022. The PSUs were measured at grant date fair value, using the market price of the Company’s common stock on the grant date of $59.60. The Company estimated that all vesting conditions were probable of being achieved and elected to recognize compensation expense for the PSUs as one aggregate award using the straight-line method over the estimated implicit service period from the grant date to January 3, 2022. The Company monitored the probability of achievement of the goals each reporting period and adjusted its estimates accordingly. During the year ended December 31, 2022 and 2021, the Company recorded approximately $6,000 and $3.9 million of expense, respectively, related to the PSUs.

A summary of restricted stock unit activity was as follows (in thousands, except weighted-average grant-date fair value and contractual term amounts):

	Stock Awards (PSUs and RSUs)
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2021	35	$57.24
PSUs and RSUs — Awarded	1	$10.15
PSUs and RSUs — Vested	(18)	$58.46
PSUs and RSUs — Cancelled	(4)	$56.52
Outstanding — December 31, 2022	14	$53.61	1.16	$47

The total fair value of restricted stock unit awards that vested during the year ended December 31, 2022 and 2021 was $1.0 million and $3.2 million, respectively. No restricted stock unit awards were granted or vested prior to 2021.

Stock-Based Compensation Expense

Total stock-based compensation recognized related to the 2010 Plan, 2014 Plan and 2018 Inducement Plan was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$1,792	$5,462	$3,742
General and administrative	2,208	4,643	3,867
Total stock-based compensation	$4,000	$10,105	$7,609

As of December 31, 2022, the total unrecognized compensation expense related to unvested awards was $4.3 million, with an estimated weighted-average remaining recognition period of 2.2 years.

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

Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method (based on the midpoint between the vesting date and the end of the contractual term) since the Company does not have adequate historical exercise data to estimate the expected term.

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

The fair value of stock option awards was estimated using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2022	2021	2020
Expected term	5.3 ─ 6.1 years	5.3 ─ 6.1 years	5.3 ─ 6.1 years
Volatility	86.2% ─ 95.1%	81.9% ─ 88.0%	85.2% ─ 89.8%
Risk-free interest rate	1.6% ─ 2.9%	0.63% ─ 1.36%	0.31% ─ 1.69%
Expected dividend rate	─%	─%	─%

ESPP

In September 2014, the Company’s Board of Directors and stockholders approved the 2014 Employee Stock Purchase Plan, or the ESPP, which became effective in October 2014. The number of shares of common stock reserved for issuance under the ESPP will increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (1) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; (2) 12,500 shares of common stock; or (3) such lesser number as determined by the Company’s Board of Directors.

The ESPP allows eligible employees to purchase shares of the Company's common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to certain plan limitations. The ESPP provides for 6-month offering periods and a 6-month purchase period, and at the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the purchase period. As of December 31, 2022, 60,013 shares of common stock have been issued to employees participating in the ESPP and 40,819 shares were available for issuance under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the years ended December 31, 2022, 2021, and 2020.

Total stock-based compensation expense recognized related to the ESPP was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$24	$115	$343
General and administrative	6	44	108
Total stock-based compensation	$30	$159	$451

The Company used the following assumptions to estimate the fair value of stock offered under the ESPP for the years ended December 31, 2022, 2021, and 2020:

Year Ended December 31,
	2022	2021	2020
Expected term	0.50 years	0.50 years	0.24 ─ 0.50 years
Volatility	109.3% ─ 142.9%	103.1% ─ 126.6%	54.3% ─ 125.5%
Risk-free interest rate	2.25% ─ 4.78%	0.04% ─ 0.11%	0.08% ─ 1.59%
Expected dividend rate	─%	─%	─%

9. Employee Benefit Plan

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan allows employees to contribute a portion of their compensation, subject to certain limitations. The Company may make contributions to this plan at its discretion. For the year ended December 31, 2022, 2021 and 2020, the Company matched a portion of the employees’ contributions up to a defined maximum, and recognized expense of approximately $0.2 million, $0.3 million and $0.4 million, respectively relating to these contributions.

10. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2022, 2021, and 2020. The Company has incurred net operating losses for all the periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.

The domestic and foreign components of loss before provision for income tax are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(39,650)	$(115,088)	$(90,137)
Foreign	—	—	—
Total	$(39,650)	$(115,088)	$(90,137)

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December, 31
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	—	—	—
Federal and state tax credits, net of reserves	3.3	1.8	2.7
Stock-based compensation	(1.1)	(0.6)	(0.7)
Change in fair value of warrants	1.3	—	—
Other permanent differences	(1.3)	(0.3)	(0.1)
Change in valuation allowance	(23.2)	(21.9)	(22.9)
	0%	0%	0%

The components of the deferred tax assets and liability are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$89,381	$85,417
Tax credits, net of reserves	15,266	13,965
Accrued liabilities	304	678
Stock-based compensation	4,562	4,904
Operating lease liability	350	638
Fixed and intangible assets	10,217	10,765
Capitalized research & development expenses	5,135	—
Gross deferred tax assets	125,215	116,367
Valuation allowance	(124,932)	(115,847)
Total deferred tax assets	283	520
Deferred tax liability:
Operating lease right-of-use asset	(283)	(520)
Total deferred tax liability	(283)	(520)
Net deferred tax assets (liability)	$—	$—

Beginning January 1, 2022, the Tax Cuts and Jobs Act, or the Tax Act, eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code, or IRC, Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the Tax Act, deferred tax assets related to capitalized research expenses increased by $5.1 million for the year ended December 31, 2022.

Realization of the Company’s deferred tax assets is dependent upon the Company generating future taxable income, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance as of December 31, 2022 and 2021. The valuation allowance increased by $9.1 million for the year ended December 31, 2022, and increased by $25.1 million for the year ended December 31, 2021. ASC Topic 740 requires that the tax benefit of deductible temporary differences of carryforwards be recorded as a deferred tax asset to the extent that management assesses that realization is "more likely than not." Future realization of the tax benefit ultimately depends on the existence of sufficient taxable income within the carryback or carryforward period available under the tax law. The Company has set up the valuation allowance against the federal and state deferred tax assets because based on all available evidence, these deferred tax assets are not more likely than not to be realizable.

As of December 31, 2022 and 2021, the Company had approximately $408.6 million and $389.7 million of federal operating loss carryforwards, respectively, and $53.5 million and $53.5 million of state net operating loss carryforwards, respectively, available to reduce future taxable income. Of the federal net operating loss carryforwards, $129.3 million will begin to expire in 2030, and $279.3 million will carryforward indefinitely, while state net operating losses begin to expire in 2030.

As of December 31, 2022 and 2021, the Company also had research and development tax credit carryforwards of approximately $17.1 million and $15.6 million for federal purposes, respectively, and $8.0 million and $7.4 million for state purposes, respectively, available to offset future taxable income tax. If not utilized, the federal carryforwards will expire in various amounts beginning in 2030, and the state credits can be carried forward indefinitely.

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

U.S. tax law subjects a U.S. shareholder to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. As a result of no activity in the Company’s dormant foreign subsidiaries, the Company has no GILTI inclusion for the year ended 2022, 2021 and 2020.

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the U.S. on March 27, 2020, which contains several provisions, including, but not limited to, changes to the rules governing net operating losses (NOLs) and technical corrections to certain provisions in the 2017 tax law, or the Tax Cuts and Jobs Act. Since the Company has historical tax losses and records a full valuation allowance against its U.S. deferred tax assets, the impact of these changes was limited to the timing of the availability of its NOLs.

Uncertain Tax Positions

As of December 31, 2022, the Company’s total unrecognized tax benefit was $9.1 million, of which none of the tax benefit, if recognized, would affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2022, 2021, and 2020 is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$8,401	$7,272	$5,993
Decreases related to prior year tax positions	(5)	—	(24)
Additions based on tax positions related to current year	707	1,129	1,303
Balance at end of year	$9,103	$8,401	$7,272

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

11. Net Loss per Share Attributable to Common Stockholders

The computation of basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except for per share data):

	December 31,
	2022	2021	2020
Numerator:
Net loss	$(39,650)	$(115,088)	$(90,137)
Adjustment to reflect deemed contribution from Series A preferred stock extinguishment	18,360	—	—
Net loss attributable to common stockholders - basic	(21,290)	(115,088)	(90,137)
Adjustment to reflect assumed conversion of Series A preferred stock	(18,360)	—	—
Net loss attributable to common stockholders - diluted	$(39,650)	$(115,088)	$(90,137)

Denominator:
Weighted-average common stock outstanding - basic	4,633	3,693	3,441
Effect of potentially dilutive Series A preferred stock	359	—	—
Weighted average common and potentially issuable common shares outstanding - diluted	4,992	3,693	3,441

Basic net loss per share attributable to common stockholders	$(4.60)	$(31.16)	$(26.20)
Diluted net loss per share attributable to common stockholders	$(7.94)	$(31.16)	$(26.20)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	December 31,
	2022	2021	2020
Options to purchase common stock	456	416	431
Employee stock plan purchases	10	2	1
Employee restricted stock units	14	35	—
Warrants to purchase common stock	1,852	—	—
Conversion of Series A preferred stock into shares of common stock	—	857	—
Total	2,332	1,310	432

12. Licensing and Collaboration Agreements

Incyte Collaboration and License Agreement

On January 27, 2017, the Company and Incyte Corporation, or Incyte, entered into a collaboration and license agreement, or the Incyte Collaboration Agreement. Under the terms of the Incyte Collaboration Agreement, the Company granted Incyte an exclusive, worldwide license to develop and commercialize its small molecule arginase inhibitors for hematology and oncology indications. Through September 30, 2020, the parties collaborated on and co-funded the development of the licensed products, with Incyte bearing 70% and the Company bearing 30% of global development costs. From October 1, 2020, Incyte paid all costs to develop INCB001158 or any other licensed products. On September 23, 2022, Incyte notified the Company of its intent to terminate for convenience the Incyte Collaboration Agreement, effective on December 28, 2022. No material early termination penalties were payable by either party.

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

Net costs associated with co-development activities performed under the Incyte Collaboration Agreement are included in research and development expenses in the accompanying consolidated statements of operations, with any reimbursement of costs by Incyte reflected as a reduction of such expenses. For the years ended December 31, 2022, 2021, and 2020, net costs payable to (reimbursable by) Incyte were $0.1 million, $54,000, and ($8,000), respectively. As of December 31, 2022, the net amount payable to Incyte was $0.7 million.

Antengene License Agreement

On May 16, 2021, the Company and Antengene Investment, Ltd., or Antengene, a wholly-owned subsidiary of Antengene Corporation, entered into a license agreement, or the Antengene License Agreement. Under the terms of the Antengene License Agreement, the Company granted Antengene an exclusive, worldwide license to develop and commercialize CB-708, the Company’s small molecule inhibitor of CD73. The Company received an upfront payment of $3.0 million in May 2021 and was eligible to receive potential development, regulatory and sales milestones of up to $252 million, as well as tiered royalties on sales of the licensed product up to low double-digits.

The Antengene License Agreement is considered to be under the scope of ASC 606. In accordance with ASC 606, the Company determined the transaction price to be the $3.0 million upfront payment. The performance obligations consist of the intellectual property license, inventory, and manufacturing technical support services. The transaction price was allocated to the performance obligations on a relative selling price basis, with the value of the manufacturing technical support services considered to be de minimis. The Company determined that it had satisfied the intellectual property license and inventory performance obligations in the second quarter of 2021 and accordingly recognized license revenue of $3.0 million during the three months ended June 30, 2021. No additional revenue was recognized during the year ended December 31, 2021 or during the year ended December 2022 related to the Antengene License Agreement.

Pfizer Collaboration Agreement

In October 2018, the Company entered into a clinical trial collaboration and supply agreement with Pfizer to evaluate Pfizer’s PARP inhibitor talazoparib (Talzenna) and CDK4/6 inhibitor palbociclib (Ibrance), each in combination with telaglenastat.

Under the terms of the clinical collaboration, Pfizer provided reimbursement of certain development costs. Costs associated with development activities performed under the clinical collaboration are included in research and development expenses in the accompanying consolidated statements of operations, with any reimbursements of costs reflected as a reduction of such expenses. The collaboration with Pfizer concluded in 2022. For the year ended December 31, 2020, net costs from Pfizer recognized as a reduction to research and development expenses were $1.5 million. For the years ended December 31, 2022 and 2021, net costs from Pfizer were not material to the consolidated financial statements.

Symbioscience License Agreement

In December 2014, the Company entered into an exclusive license agreement with Mars, Inc., by and through its Mars Symbioscience division, or Symbioscience, under which the Company has been granted the exclusive, worldwide license rights to develop and commercialize Symbioscience’s portfolio of arginase inhibitors for use in human healthcare, or the Symbioscience License Agreement. No expenses were recognized related to its licensing arrangement with Mars Symbioscience for the year ended December 31, 2022, 2021, and 2020.

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

13. Cystic Fibrosis Foundation Development Award

In October 2020, the Company was awarded $2.4 million from the Cystic Fibrosis Foundation, or CFF, to support the clinical development of CB-280 in cystic fibrosis. The award was to be paid in installments upon the achievement of certain milestones. The Company recognized the CFF milestone awards as a reduction to research and development expenses in the accompanying consolidated statements of operations in the period the milestone was achieved and expenses were incurred. For the year ended December 31, 2020, the Company recognized $0.6 million from the CFF as a reduction of research and development expenses. For the year ended December 31, 2022 and 2021, no amounts from the CFF were recognized as a reduction of research and development expenses.

In May 2022, the Company made the decision to no longer pursue further development of CB-280 in cystic fibrosis, and as a result, in June 2022, CFF terminated the award agreement.

14. Subsequent Events

Plan of Dissolution and Related Costs of Exit Activities

On January 9, 2023, the Company announced, after extensive consideration of potential strategic alternatives, the Company’s Board of Directors unanimously approved the Plan of Dissolution, subject to stockholder approval. In connection with the Plan of Dissolution, the Company began discontinuing all clinical programs and commenced reducing its workforce, which includes the planned termination of most employees by the end of the first quarter, and began the wind-up of its operations.

The Company anticipates incurring charges of approximately $8 million in connection with the reduction-in-force, primarily consisting of severance payments, notice pay (where applicable), employee benefits contributions and related costs. The implementation of the headcount reductions are expected to be substantially complete by the end of the first quarter of 2023. In anticipation of the Plan of Dissolution, the Company terminated its 401(k) Plan in March 2023.

Sale of Clinical Assets and Programs

In January 2023, the Company entered into an assignment agreement with Antengene, and Antengene acquired all the outstanding rights of CB-708 (now ATG-037). In March 2023, the Company entered into an asset purchase agreement with an unrelated third party who acquired all assets and rights to the telaglenastat program. Total proceeds from these two agreements were $8 million. The Company is currently seeking to sell all of its clinical assets and programs. There can be no assurance that the Company will be able to sell any of its clinical assets or programs and generate any additional cash proceeds.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information Regarding the Board of Directors, Corporate Governance and Officers

Board Diversity

While we value diversity, our Nominating and Corporate Governance Committee does not have a formal written policy with regard to the consideration of diversity in identifying director nominees. However, diversity of experience is one of the numerous criteria our Nominating and Corporate Governance Committee reviewed before recommending a candidate. Our Nominating and Corporate Governance Committee believes diversity of experience can come from personal characteristics such as race and gender as well as diversity in background, viewpoints and skills. Our Nominating and Corporate Governance Committee and our board of directors has historically been committed to actively seeking highly qualified women and individuals from underrepresented groups to include in the pool from which new candidates are selected.

Board Diversity Matrix (As of March 30, 2023)
Total Number of Directors	8
	Female	Male	Non-Binary	Gender Undisclosed
Part I: Gender Identity
Directors	3	5	—	—
Part II: Demographic Background
African American or Black	1	—	—	—
Alaskan Native or American Indian	—	—	—	—
Asian or Asian Indian	1	1	—	—
Hispanic or Latinx		—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	1	4	—	—
Two or More Races or Ethnicities			—	—
LGBTQ+	1
Did Not Disclose Demographic Background

Directors

Sunil Agarwal, M.D. Dr. Agarwal, age 53, has served as a member of our board of directors since September 2015. Since September 2018, Dr. Agarwal has served as Chief Development Officer and Head of Portfolio Strategy at Sana Biotechnology, Inc., a biotechnology company. From April 2017 to May 2018, Dr. Agarwal has served as President of Research and Development at Juno Therapeutics, Inc., a biophamacetuical company, until its acquisition by Celgene Corporation. From September 2016 through March 2017, Dr. Agarwal served as a Partner at Soffinova Ventures. From August 2014 through August 2016, Dr. Agarwal served as Executive Vice President and Chief Medical Officer at Ultragenyx Pharmaceuticals, Inc., where he was responsible for leading the company’s clinical development. Prior to Ultragenyx, Dr. Agarwal served in various leadership capacities at Genentech, Inc. for 11 years. From January 2013 to June 2014 he held the position of Senior Vice President and Global Head of Clinical Development for OMNI (Ophthalmology, Metabolism, Neurosciences, Immunology and Infectious Diseases). From July 2009 to December 2012, Dr. Agarwal held the positions of Senior Vice President for Immunology and Infectious Diseases, and Vice President for Rheumatology from July 2009 to December 2012. He also held the position of Vice President of Genentech Drug Safety from January 2009 to July 2009. From September 2003 to January 2009, Dr. Agarwal held positions of increasing responsibility in Genentech’s Immunology clinical organization, and was involved in the development oversight of multiple molecules including Raptiva, Rituxan, and ocrelizumab. Dr. Agarwal served as a member of the board of directors of MyoKardia, Inc. from 2016 to 2020, until its acquisition by Bristol-Myers Squibb Company. Dr. Agarwal obtained a B.S. in Neuro-Biology from Cornell University and an M.D. from Tufts University School of Medicine.

We believe Dr. Agarwal’s experience in the biotechnology industry qualifies him to serve on our board of directors.

Scott Garland. Mr. Garland, age 54, has served as a member of our board of directors since July 2020. From March 2021 to February 2023, Mr. Garland was the Chief Executive Officer of PACT Pharma. Prior to joining PACT Pharma, Mr. Garland was President, Chief Executive Officer and a member of the board of Portola Pharmaceuticals, Inc. prior to its merger with Alexion Pharmaceuticals, Inc. in July 2020. Prior to Portola, Mr. Garland served as President of Relypsa Inc., a biopharmaceutical company, from April 2017 to September 2018, and as Senior Vice President and Chief Commercial Officer from October 2014 to April 2017. From October 2011 to October 2014, Mr. Garland served as Executive Vice President and Chief Commercial Officer of Exelixis, Inc., a biopharmaceutical company focused on developing and commercializing cancer treatments. From April 2002 to October 2011, Mr. Garland held positions at Genentech, Inc., a biopharmaceutical company, most recently serving as Vice President of Genentech’s Avastin franchise, where he led the U.S. sales and marketing efforts for the drug. Prior to that position, he served as Vice President, Hematology Marketing and Sales, overseeing the Rituxan franchise and as a Marketing Director on the Tarceva franchise. From July 1997 to April 2002, Mr. Garland held several positions within the sales and marketing division of Amgen, Inc., a biotechnology company, and from July 1991 to July 1995, he served as a professional sales representative at Merck & Co., Inc, a biopharmaceutical company. Mr. Garland currently serves on the board of directors of Day One Biopharmaceuticals, Inc. Mr. Garland served on the board of directors of Karyopharm Therapeutics, Inc., from 2014 to 2020. Mr. Garland holds a B.S. from California Polytechnic State University (San Luis Obispo) and an M.B.A. from Duke University’s Fuqua School of Business.

We believe Mr. Garland’s experience in the biotechnology industry qualifies him to serve on our board of directors.

Suzy Jones. Ms. Jones, age 57, has served as a member of our board of directors since August 2016. Since September 2010, Ms. Jones has been the Founder and Managing Partner of DNA Ink, a boutique life sciences advisory firm. Prior to founding DNA Ink, Ms. Jones spent 20 years at Genentech, Inc. in various roles in immunology research, product development managing cross functional teams for Rituxan and Avastin, and business development where she was Head of Non-Oncology Licensing and later Interim Head of Partnering and Head of Business Development. Ms. Jones serves as a member of the board of directors of Patrys Limited, an ASX listed Australian biotechnology company. She received a B.S. degree in Biology from University of California, Santa Cruz.

We believe Ms. Jones’s experience in the biotechnology industry qualifies her to serve on our board of directors.

Susan M. Molineaux, Ph.D. Dr. Molineaux, age 69, has served as our President, Chief Executive Officer and as a member of our board of directors since she co-founded Calithera in March 2010. Dr. Molineaux co-founded Proteolix, Inc., a biopharmaceutical company, where she served as Chief Scientific Officer from 2003 to 2005, Chief Executive Officer from January 2006 to January 2009 and again as Chief Scientific Officer from February 2009 until Proteolix’s acquisition by Onyx Pharmaceuticals, Inc. in November 2009. From 2000 to 2003, Dr. Molineaux served as Vice President of Biology at Rigel Pharmaceuticals, Inc., a drug development company. From 1999 to 2000, she served as Vice President of Biology at Praelux, Inc., a biopharmaceutical company, and from 1994 through 1999, she served as Vice President of Drug Development at Praecis Pharmaceuticals, Inc., a biopharmaceutical company. From 1989 until 1994, she was a scientist in the Immunology group at Merck & Co. Dr. Molineaux currently serves as a member of the board of directors of Geron Corporation, Cyteir Therapeutics, Inc. and Smith College, and is a Scientific Advisor for Lightstone Ventures. Dr. Molineaux holds a B.S. in Biology from Smith College and a Ph.D. in Molecular Biology from Johns Hopkins University, and completed a postdoctoral fellowship at Columbia University.

We believe Dr. Molineaux’s experience on our board of directors and as our Chief Executive Officer, as well as her experience in our industry qualifies her to serve on our board of directors.

Keith Orford, M.D, Ph.D. Dr. Orford, age 51, has served as a member of our board of directors since November 2021. Dr. Orford currently serves as Chief Medical Officer and Executive Vice President of Clinical and Translational Science at Fog Pharmaceuticals, Inc. From 2015 to November 2021, Dr. Orford served as our Chief Medical Officer where he oversaw clinical development activities, including Clinical Operations and Medical Affairs. Prior to joining Calithera, Dr. Orford was the Clinical Development Lead in the Immuno-Oncology and Combinations Development Performance Unit at GlaxoSmithKline plc, or GSK, where he oversaw the clinical activities on multiple early-stage clinical trials with targeted agents and novel immune-based therapies. Prior to GSK, Dr. Orford was at Merck & Co., Inc., where he worked on early clinical development programs across oncology and other therapeutic areas. Previously, Dr. Orford was a Research Fellow and Instructor at Massachusetts General Hospital and Harvard Medical School where he completed clinical training in Internal Medicine as well as postdoctoral work studying the epigenetic regulation of hematopoietic and embryonic stem cell differentiation. Dr. Orford received his undergraduate, M.D. and Ph.D. degrees from Georgetown University.

We believe Dr. Orford’s experience in the biotechnology industry and as our former Chief Medical Officer qualifies him to serve on our board of directors.

Deepa R. Pakianathan, Ph.D. Dr. Pakianathan, age 58, is our lead independent director and has served as a member of our board of directors since September 2012. Dr. Pakianathan currently serves as Chief Executive Officer of Redd Pharmaceuticals, Inc., a private biotechnology company. Since 2001, Dr. Pakianathan has served as a Managing Member at Delphi Ventures, a venture capital firm. From 2007 to 2019, Dr. Pakianathan served on the board of directors of Alder Pharmaceuticals, Inc., from 2008 to 2019, Oncomed Pharmaceuticals, Inc., and from 2020 to 2021, FS Development Corp. and since 2021 FS Development Corp II. From 1998 to 2001, Dr. Pakianathan served as a Vice President in the healthcare group at JP Morgan Chase & Company. From 1993 to 1997, Dr. Pakianathan served as a postdoctoral scientist in the Immunology Department at Genentech, Inc. Dr. Pakianathan currently serves on the board of directors of Theravance Biopharma, Inc., Karyopharm Therapeutics, Inc., and Mereo BioPharma Group plc. Dr. Pakianathan holds an M.S. and a Ph.D. from Wake Forest University, a B.Sc. from the University of Bombay, India and an M.Sc. from The Cancer Research Institute at the University of Bombay, India.

We believe Dr. Pakianathan’s experience as a venture capital investor in and as a director for multiple biotechnology companies, as well as her experience as a biotechnology investment banker, qualify her to serve on our board of directors.

Blake Wise. Mr. Wise, age 52, has served as a member of our board of directors since September 2017. Since December 2019, Mr. Wise has served as Chief Executive Officer and a member of the board of directors of Novome Biotechnologies, Inc., a biopharmaceutical company. From January 2018 to December 2019, Mr. Wise served as Chief Executive Officer and a member of the board of directors of Achaogen, Inc., a biopharmaceutical company, where he oversaw the development and U.S. Food and Drug Administration approval of ZEMDRI (plazomicin). Mr. Wise joined Achaogen as Chief Operating Officer in 2015 and, in February 2017, he was also appointed President. Prior to joining Achaogen, Mr. Wise served as Vice President, Cross BioOncology at Genentech, Inc., or Genentech, where he led cross-portfolio oncology initiatives, including key account management, marketing, managed markets, companion diagnostics, pipeline commercialization, and long-term oncology strategy. Mr. Wise also held several other leadership positions at Genentech including Senior Director, Franchise Head and Life Cycle Leader of the Lytics franchise and as a Sales Director in BioOncology, Marketing Director in Cystic Fibrosis and Immunology, and Interactive Marketing Director. Prior to joining Genentech, Mr. Wise worked in consumer marketing, e-commerce and online marketing in leadership positions at Gap, Inc. and Webvan, Inc. Mr. Wise received a Bachelor of Arts degree in Business Economics from University of California, Santa Barbara, and a Masters of Business Administration degree from University of California, Berkeley, Haas School of Business.

We believe Mr. Wise’s experience in the biotechnology industry qualifies him to serve on our board of directors.

H. Ward Wolff. Mr. Wolff, age 74, has served as a member of our board of directors since December 2014. Mr. Wolff served as Executive Vice President and Chief Financial Officer of Sangamo Therapeutics, Inc. from 2007 until his retirement in March 2017. Prior to Sangamo, Mr. Wolff was with Nuvelo, Inc., where he served as Senior Vice President, Finance and Chief Financial Officer until its restructuring in August 2007. Prior to that, he was Chief Financial Officer and Senior Vice President, Finance, of Abgenix, Inc. until April 2006 when Abgenix, Inc. merged with Amgen, Inc. Prior to joining Abgenix, Inc., Mr. Wolff held financial management positions in both public and private emerging growth companies, including serving as Senior Vice President and CFO of DoubleTwist, Inc., a life sciences company integrating genomic information and bioinformatics analysis tools. He began his career with PricewaterhouseCoopers LLP, where he held a number of positions as a certified public accountant, including Senior Audit Manager. From 2007 to 2020, Mr. Wolff served as a member of the board of directors of Portola Pharmaceuticals, Inc., until its merger with Alexion Pharmaceuticals, Inc., and from 2018 to 2021, Mr. Wolff served as a member of the board of directors of Sunesis Pharmaceuticals, Inc., until its merger with Viracta Therapeutics, Inc. From June 2006 until his appointment to Sangamo’s management team, he was a member of Sangamo’s board of directors, serving as Chairman of the Audit Committee. Mr. Wolff received a B.A. degree in Economics from the University of California at Berkeley and an M.B.A. degree from Harvard Business School.

We believe Mr. Wolff’s extensive financial experience and experience in the biotechnology industry qualifies him to serve on our board of directors.

Board Leadership Structure

We believe that all members of our Board should have an equal voice in the affairs and the management of Calithera. Consistent with this philosophy, while our Bylaws and corporate governance policies, or Corporate Governance Policies, allow for the appointment of a chairperson of the board, we have chosen at this time not to have one. During 2022, given that we did not have a chairperson of the board, the Board believed that our stockholders would be best served by having a lead independent director, or the Lead Independent Director, who is an integral part of our Board structure and a critical aspect of effective corporate governance. The independent directors consider the role and designation of the Lead Independent Director on an annual basis. Dr. Pakianathan has been our Lead Independent Director since January 2017. Dr. Pakianathan brought considerable skills and experience, as described above, to the role. In addition, Dr. Pakianathan is the chairperson of our Nominating and Corporate Governance Committee of the Board, or the Nominating and Corporate Governance Committee, which affords her increased engagement with Board governance and composition. While our Chief Executive Officer has primary responsibility for preparing the agendas for Board meetings and presiding over the portion of the meetings of the Board where she is present, our Lead Independent Director has significant responsibilities, which are set forth in our Corporate Governance Policies, and include, in part:

•
Determining an appropriate schedule of Board meetings, seeking to ensure that the independent members of the Board can perform their duties responsibly while not interfering with the flow of our operations;
•
Working with our Chief Executive Officer, seeking input from all directors, the Chief Executive Officer and other relevant management, as to the preparation of the agendas for Board and committee meetings;
•
Advising the Board on a regular basis as to the quality, quantity and timeliness of the flow of information requested by the Board from our management with the goal of providing what is necessary for the independent members of the Board to effectively and responsibly perform their duties, and, although our management is responsible for the preparation of materials for the Board, the Lead Independent Director may specifically request the inclusion of certain material; and
•
Coordinating, developing the agenda for, and moderating executive sessions of the independent members of the Board, and acting as principal liaison between the independent members of the Board and the Chief Executive Officer on sensitive issues.

The active involvement of our independent directors, combined with the qualifications and significant responsibilities of our Lead Independent Director, we believe provided balance on the Board and promoted strong, independent oversight of our management and affairs.

Role of the Board in Risk Oversight

Our Board has an active role, as a whole and also at the committee level, in overseeing management of our risks. The Board regularly reviewed information regarding our credit, liquidity and operations, as well as the risks associated with each. The Audit Committee’s charter mandated the Audit Committee to review and discuss with management, and our independent registered public accounting firm, as appropriate, our major financial risk exposures and the steps taken by management to monitor and control these exposures. The Compensation Committee was responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. The Nominating and Corporate Governance Committee managed risks associated with the independence of the Board and potential conflicts of interest. The Science and Technology Committee managed the strategic direction and investment in research and development and technology. While each committee was responsible for evaluating certain risks and overseeing the management of such risks, the entire Board was regularly informed through committee reports about such risks.

Meetings of the Board

The Board met 15 times during 2022. All of our Board members attended at least 75% or more of the aggregate number of meetings of the Board and of the committees on which he or she served, held during the portion of 2022 for which he or she was a director or committee member.

Information Regarding Committees of the Board

During 2022, the Board had an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. In addition, the Board had a Science and Technology Committee until its discontinuance in December 2022. The following table provides membership and meeting information for 2022 for each of these Board committees:

Name	Audit	Compensation	Nominating and Corporate Governance	Science and Technology
Susan M. Molineaux, Ph.D.
Sunil Agarwal, M.D.		X	X	X*
Jonathan G. Drachman, M.D. (1)		X		X
Scott Garland	X	X*
Suzy Jones	X			X
Keith Orford, M.D., Ph.D.				X
Deepa R. Pakianathan, Ph.D.		X	X*	X
Blake Wise	X		X
H. Ward Wolff	X*

___________________________

* Committee Chairperson

(1) Dr. Drachman resigned from the Board, Compensation Committee and Science and Technology Committee in June 2022.

Below is a description of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Science and Technology Committee of the Board. Each of the committees had authority to engage legal counsel or other experts or consultants, as it deemed appropriate to carry out its responsibilities. We expect to retire our committees following the filing of this Annual Report on Form 10-K in anticipation of the Dissolution. In addition, we are no longer subject to the listing requirements of the Nasdaq and expect to remove the Investor section of our website following the filing of this Annual Report on Form 10-K. We also do not intend to maintain our website following the special meeting of stockholders to approve the Plan of Dissolution.

Audit Committee

Our Audit Committee consists of Ms. Jones and Messrs. Garland, Wise and Wolff. The Audit Committee met four times during 2022. Our Board has adopted a written Audit Committee charter that is available to stockholders on the Investors section of our website at www.calithera.com.

Our Board has historically reviewed the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards).

Our Board previously determined that Mr. Wolff qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. Our Board made a qualitative assessment of Mr. Wolff’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies.

The primary purpose of the audit committee was to discharge the responsibilities of our board of directors with respect to our corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee our independent registered public accounting firm. Specific responsibilities of our audit committee included:

•
helping our board of directors oversee our corporate accounting and financial reporting processes;
•
reviewing and discussing with our management the adequacy and effectiveness of our disclosure controls and procedures;
•
assisting with design and implementation of our risk assessment functions;
•
managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•
discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;
•
developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•
reviewing related person transactions;
•
obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes our internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law; and
•
approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.

Compensation Committee

Our Compensation Committee consists of Drs. Agarwal and Pakianathan, and Mr. Garland. Dr. Drachman served on our Compensation Committee until his resignation from the Board in June 2022. Mr. Garland serves as chair of our Compensation Committee. All members of our Compensation Committee are independent (as independence is currently defined in Rule 5605(d)(2) of the Nasdaq listing standards). The Compensation Committee met two times during 2022. The Board has adopted a written Compensation Committee charter that is available to stockholders on the Investors section of our website at www.calithera.com.

The primary purpose of the Compensation Committee was to discharge the responsibilities of the Board to oversee our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. Specific responsibilities of the Compensation Committee included:

•
reviewing and approving, or recommending that our Board approve, the compensation of our executive officers;
•
reviewing and recommending to our Board the compensation of our directors;
•
reviewing and approving, or recommending that our Board approve, the terms of compensatory arrangements with our executive officers;
•
administering our stock and equity incentive plans;
•
selecting independent compensation consultants and assessing whether there are any conflicts of interest with any of the committees compensation advisers;
•
reviewing and approving, or recommending that our Board approve, incentive compensation and equity plans, severance agreements, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management, as appropriate; and
•
reviewing and establishing general policies relating to compensation and benefits of our employees and reviewing our overall compensation philosophy.

Compensation Committee Processes and Procedures

Historically, the Compensation Committee has met at least twice annually and with greater frequency if necessary. The agenda for each meeting was usually developed by the chair of the Compensation Committee, in consultation with the Chief Executive Officer. The Compensation Committee met regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants were invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer did not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding her compensation. The charter of the Compensation Committee grants the Compensation Committee full access to all of our books, records, facilities and personnel. In addition, under the charter, the Compensation Committee has the authority to obtain, at our expense, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. The Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising the Committee. In particular, the Compensation Committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under the charter, the Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the compensation committee, other than in-house legal counsel and certain other types of advisers, only after taking into consideration six factors, prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent.

During 2022, after taking into consideration the six factors prescribed by the SEC and Nasdaq described above, the Compensation Committee engaged Pearl Meyer, or the Compensation Consultant, as its compensation consultant.

Under its charter, the Compensation Committee could form, and delegate authority to, subcommittees as appropriate. The Compensation Committee previously delegated authority to Dr. Susan Molineaux to grant, without any further action required by the Compensation Committee, equity grants to employees who are not officers of Calithera. The purpose of this delegation of authority was to enhance the flexibility of option administration within Calithera and to facilitate the timely grant of equity to non-management employees, particularly new employees, within specified limits approved by the Compensation Committee or our Board.

The Compensation Committee made most of the significant adjustments to annual compensation, determined bonus and equity awards and established new performance objectives at one or more meetings held during the first quarter of a particular year. However, the Compensation Committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of our compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year. Generally, the Compensation Committee’s process comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. For executives other than the Chief Executive Officer, the Compensation Committee solicited and considered evaluations and recommendations submitted to the Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of her performance was conducted by the Compensation Committee, which determined any adjustments to her compensation as well as awards to be granted. For all executives and directors as part of its deliberations, the Compensation Committee reviewed and considered, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director stock ownership information, company stock performance data, analyses of historical executive compensation levels and current Company-wide compensation levels and recommendations of the Compensation Committee’s compensation consultant, including analyses of executive and director compensation paid at other companies identified by the consultant.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Drs. Pakianathan and Agarwal and Mr. Wise. Dr. Pakianathan currently serves as chair of the Nominating and Corporate Governance Committee. All members of the Nominating and Corporate Governance Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Nominating and Corporate Governance Committee met two times during 2022. The Board has adopted a written Nominating and Corporate Governance Committee charter that is available to stockholders on the Investors section of our website at www.calithera.com.

The Nominating and Corporate Governance Committee was responsible for identifying, reviewing and evaluating candidates to serve as our directors (consistent with criteria approved by the Board), reviewing and evaluating incumbent directors, recommending to the Board for selection candidates for election to the Board, making recommendations to the Board regarding the membership of the committees of the Board, assessing the performance of and the Board, and developing a set of corporate governance principles for the Company.

The Nominating and Corporate Governance Committee believed that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. The Nominating and Corporate Governance Committee also considered such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the Company, demonstrated excellence in his or her field, having the ability to exercise sound business judgment, having the commitment to rigorously represent the long-term interests of our stockholders, diversity of experience and such other factors as the Nominating and Corporate Governance Committee may deem appropriate. However, the Nominating and Corporate Governance Committee retained the right to modify these qualifications from time to time. Candidates for director nominees were reviewed in the context of the current composition of the Board, our operating requirements and the long-term interests of our stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee typically considered diversity, age, skills and such other factors as it deems appropriate, given the current needs of the Board and Calithera, to maintain a balance of knowledge, experience and capability.

In the case of incumbent directors whose terms of office were set to expire, the Nominating and Corporate Governance Committee reviewed these directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. The Committee also took into account the results of the Board’s self-evaluation, conducted annually on a group and individual basis. In the case of new director candidates, the Nominating and Corporate Governance Committee also determined whether the nominee was independent for Nasdaq purposes, which determination was based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee then used its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Corporate Governance Committee conducted any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating and Corporate Governance Committee met to discuss and consider the candidates’ qualifications and then selected a nominee for recommendation to the Board by majority vote.

As a result of our planned dissolution and wind-up, the Nominating and Corporate Governance Committee is no longer considering director candidates recommended by stockholders.

Science and Technology Committee

Our Science and Technology Committee consisted of Drs. Pakianathan, Agarwal and Orford, and Ms. Jones. Dr. Drachman served on our Science and Technology Committee until his resignation from the Board in June 2022. Dr. Agarwal served as chair of the Science and Technology Committee. The Science and Technology Committee met three times during 2022. The Science and Technology Committee was retired in December 2022.

Stockholders Communications with the Board of Directors

Historically, we have not provided a formal process related to stockholder communications with the Board. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe our responsiveness to stockholder communications to the Board has been excellent.

Code of Ethics

We have adopted the Calithera Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on the Investors section of our website at www.calithera.com.

Corporate Governance Guidelines

The Board has documented our governance practices by adopting Corporate Governance Guidelines to assure that the Board will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The guidelines were intended to align the interests of directors and management with those of our stockholders. The Corporate Governance Guidelines set forth the practices the Board followed with respect to board composition and selection, board meetings and involvement of senior management, Chief Executive Officer performance evaluation and succession planning, and board committees and compensation. The Corporate Governance Guidelines, as well as the charters for each committee of the Board, may be viewed on the Investors section of our website at www.calithera.com.

Anti-Hedging Policy

Our insider trading policy prohibits the trading of derivatives or pledges or hedging of our equity securities by members of our board of directors, executive officers, employees and consultants.

Non-Employee Director Compensation

The following table shows for the year ended December 31, 2022 certain information with respect to the compensation of all non-employee directors of Calithera:

Name	Fees Earned or Paid in Cash	Option Awards (1) (2)	Total
Sunil Agarwal, M.D.	$61,641	$2,954	$64,595
Jonathan Drachman, M.D. (3)	21,437	—	21,437
Scott Garland	59,500	2,954	62,454
Suzy Jones	52,351	2,954	55,305
Keith Orford, M.D., Ph.D. (4)	44,851	15,574	60,425
Deepa R. Pakianathan, Ph.D. (5)	88,851	2,954	91,805
Blake Wise	51,500	2,954	54,454
H. Ward Wolff	55,000	2,954	57,954

___________________________

(1)

On June 1, 2022, pursuant to our non-employee director compensation policy, we granted options to purchase 1,000 shares of common stock to each of Drs. Agarwal, Orford and Pakianathan, Ms. Jones, and Messrs. Garland, Wise and Wolff, each at an exercise price of $4.00 per share. These options vest in 12 equal monthly installments beginning on the grant date. As of December 31, 2022, the aggregate number of stock options held by Drs. Agarwal, Orford and Pakianathan, Ms. Jones, and Messrs. Garland, Wise and Wolff were 6,300, 3,000, 5,750, 5,750, 4,000, 5,200 and 6,850, respectively.

(2)

Amounts shown in this column do not reflect dollar amounts actually received by our directors. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted computed in accordance with the provisions of FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 8 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our directors will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options.

(3)	Dr. Drachman resigned as a director in June 2022.
(4)

On January 25, 2022, pursuant to our non-employee director compensation policy, we granted an option to purchase 2,000 shares of common stock to Dr. Orford at a price of $8.80, for joining our board in November 2021.

(5)	Dr. Pakianathan's board and committee fees were made payable to the management company of her firm.

Non-Employee Director Compensation Policy

We have adopted a non-employee director compensation policy, pursuant to which our non-employee directors will be eligible to receive compensation for service on our board of directors and committees of our board of directors.

Cash Compensation for 2023

Each non-employee director will receive an annual cash retainer of $40,000 for serving on our board of directors. The chairperson or lead independent director of our board of directors, if any, will receive an additional annual cash retainer of $30,000.

The chairperson and members of the three standing committees of our board of directors will be entitled to the following additional annual cash retainers:

Board Committee	Chairperson Fee	Member Fee
Audit Committee	$15,000	$7,500
Compensation Committee	12,000	6,000
Nominating and Corporate Governance Committee	8,000	4,000

All annual cash compensation amounts will be payable in equal quarterly installments in arrears, on the last day of each fiscal quarter for which the service occurred, pro-rated based on the days served in the applicable fiscal quarter. Each non-employee director may elect to have their cash compensation paid to the management company of their respective firms. We expect to only pay a pro rata portion of the annual retainers in 2023 due to the retirement of the committees following the filing of this Annual Report on Form 10-K and expected director resignations in connection with our dissolution and wind-up.

Officers

The following table sets forth certain information with respect to our executive officers as of March 30, 2023.

Name	Age	Position
Susan M. Molineaux, Ph.D.	69	President, Chief Executive Officer and Director
Stephanie Wong	49	Chief Financial Officer and Secretary

Dr. Susan M. Molineaux's biography is included above under the section titled "Directors".

Stephanie Wong. Ms. Wong joined Calithera in April 2014 and has served as our Chief Financial Officer since January 2021, and as Secretary since January 2017. From 2018 to 2020, Ms. Wong served as our Senior Vice President of Finance and from 2014 to 2017 as Vice President of Finance. From 2009 to 2013, Ms. Wong was at SciClone Pharmaceuticals, Inc., a publicly traded, commercial-stage pharmaceutical company, most recently as Vice President, Finance and Controller. Prior to that, Ms. Wong served in senior finance roles at AcelRx Pharmaceuticals, Inc. and Kosan Biosciences, Inc., both biopharmaceutical companies, and as an audit manager at PricewaterhouseCoopers LLP, an independent registered public accounting firm. Ms. Wong currently serves on the board of directors of AN2 Therapeutics, Inc. Ms. Wong received a B.S. in Business Administration from the University of California, Berkeley and is a Certified Public Accountant (inactive) in the State of California.

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2022, consisting of our principal executive officer and the two other most highly compensated executive officers serving at the end of such year:

Susan Molineux, Ph.D.;

Stephanie Wong; and

Emil Kuriakose, M.D.

Summary Compensation Table

The following table presents all of the compensation awarded to, earned by or paid to our named executive officers during the years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Bonus Other ($) (2)	Option Awards ($) (3)	Stock Awards ($) (4)	All Other Compensation ($) (5)		Total ($)
Susan Molineaux, Ph.D.	2022	609,800	—	—	191,491	—	16,008		817,299
President and Chief Executive Officer	2021	589,200	318,168	—	812,475	253,300	15,844		1,988,987

Stephanie Wong	2022	428,200	34,256	280,000	68,908	—	9,960		821,324
Chief Financial Officer & Secretary	2021	413,700	152,242	25,000	324,990	551,300	25,457	(6)	1,492,689

Emil Kuriakose, M.D.	2022	450,000	36,000	30,000	68,908	—	540		585,448
Chief Medical Officer

___________________________

(1)

Represents amounts earned under our bonus program based on the achievement of corporate performance goals and other factors deemed relevant by the Compensation Committee of our Board. The annual performance bonuses for each of the named executive officers, other than Dr. Molineaux, were based upon the achievement of corporate performance goals (80%) and individual performance goals (20%). Dr. Molineaux’s annual performance bonus was based solely upon the achievement of corporate performance goals. Our corporate goals related to the advancement of our clinical trials and preclinical programs, business and corporate development objectives, collaboration objectives and financial management objectives. For 2022, Dr. Molineaux was awarded no performance bonus as the Compensation Committee determined that our corporate performance goals had not been achieved. For 2022, Ms. Wong and Dr. Kuriakose were each awarded 20% of their 2022 target performance bonus, based solely upon their individual performance. For 2021, Dr. Molineaux was awarded 90% of her target performance bonus based on 90% achievement of the corporate performance goals. For 2021, Ms. Wong was awarded 97% of her 2021 target performance bonus, based upon the achievement of 90% of the corporate performance goals and her individual performance. Whether or not a bonus is paid for any year is solely within the discretion of the Compensation Committee upon delegation by our Board. While the Compensation Committee has established general guidelines related to bonus target amounts and the portion of each Named Executive Officer’s annual cash bonus that is tied to company-wide, department or personal performance components, the Compensation Committee exercises broad discretion in determining the amount of cash bonuses. Accordingly, we do not consider these bonuses to be “Non-Equity Incentive Plan Compensation” within the meaning of applicable SEC rules.

(2)

Amounts shown represent a retention bonus and discretionary bonuses paid to Ms. Wong for her additional responsibilities assumed during the year ended December 31, 2022 and 2021, and a discretionary bonus paid to Dr. Kuriakose for his additional responsibilities assumed during the year ended December 31, 2022, as determined by the Compensation Committee.

(3)

Amounts shown in this column do not reflect dollar amounts actually received by our Named Executive Officers. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted computed in accordance with the provisions of FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 8 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our Named Executive Officers will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options.

(4)

Amounts shown in this column do not reflect dollar amounts actually received by our Named Executive Officers. Instead, these amounts reflect the aggregate grant date fair value of each stock awards granted computed in accordance with the provisions of FASB ASC Topic 718. Represents the aggregate grant-date fair value of the restricted stock units awarded to the Named Executive Officer for the applicable year, calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of such grant-date fair values are set forth in Notes to our Consolidated Financial Statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K for such fiscal year. The aggregate grant-date fair value of the performance-based restricted stock unit awards included for each applicable fiscal year is calculated in accordance with FASB ASC 718 based on the probable outcome of the attainment of one or more pre-established performance objectives.

(5)	Amounts shown represent term life insurance paid by us on behalf of the Named Executive Officers and our matching contribution for the named executive officer participation in our 401(k) plan.
(6)	Amounts also include accrued vacation paid to the Named Executive Officer for the applicable year. In 2021, we allowed a one-time reduction in vacation accrual up to a certain threshold.

Outstanding Equity Awards at December 31, 2022

The following table shows, certain information regarding outstanding equity awards at December 31, 2022, for the named executive officers.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2022

			Option Awards				Stock Awards
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Fair Value of Shares That Have Not Vested ($) (7)
Susan Molineaux, Ph.D.	12/17/2013 (1)	12/17/2013	486	—	$52.80	12/16/2023
President and Chief Executive Officer	9/9/2014 (1)	9/9/2014	3,185	—	$144.00	9/8/2024
	2/11/2015 (1)	2/11/2015	11,366	—	$328.00	2/10/2025
	1/19/2016 (1)	1/19/2016	9,249	—	$94.20	1/18/2026
	11/29/2016 (1)	11/29/2016	8,249	—	$67.00	11/28/2026
	1/11/2018 (1)	1/11/2018	9,999	—	$172.00	1/10/2028
	1/10/2019 (2)	1/10/2019	19,093	406	$92.80	1/9/2029
	1/19/2020 (3)	1/17/2020	14,582	5,417	$148.20	1/18/2030
	1/20/2021 (4)	1/20/2021	8,985	9,764	$59.60	1/19/2031
	1/20/2021 (5)	1/20/2021					3,187	$10,390
	1/25/2022 (6)	1/25/2022	—	29,873	$8.80	1/24/2032

Stephanie Wong	4/15/2014 (1)	4/15/2014	664	—	$52.80	4/14/2024
Chief Financial Officer & Secretary	9/9/2014 (1)	9/9/2014	421	—	$144.00	9/8/2024
	2/11/2015 (1)	2/11/2015	1,249	—	$328.00	2/10/2025
	1/19/2016 (1)	1/19/2016	1,624	—	$94.20	1/18/2026
	11/29/2016 (1)	11/29/2016	1,249	—	$67.00	11/28/2026
	12/28/2016 (1)	12/28/2016	1,250	—	$63.00	12/27/2026
	1/11/2018 (1)	1/11/2018	3,499	—	$172.00	1/10/2028
	1/10/2019 (2)	1/10/2019	5,874	125	$92.80	1/9/2029
	1/17/2020 (3)	1/17/2020	4,375	1,624	$148.20	1/16/2030
	1/20/2021 (4)	1/20/2021	3,594	3,905	$59.60	1/19/2031
	1/20/2021 (5)	1/20/2021					1,312	$4,277
	1/25/2022 (6)	1/25/2022	—	10,749	$8.80	1/24/2032

Emil Kuriakose, M.D.	9/29/2017 (1)	9/29/2017	1,899	—	$315.00	9/28/2027
Chief Medical Officer	10/9/2018 (1)	10/9/2018	632	—	$112.20	10/8/2028
	1/10/2019 (2)	1/10/2019	1,027	22	$92.80	1/9/2029
	1/17/2020 (3)	1/17/2020	1,458	541	$148.20	1/16/2030
	1/20/2021 (4)	1/20/2021	799	869	$59.60	1/19/2031
	1/20/2021 (5)	1/20/2021					278	$906
	1/25/2022 (6)	1/25/2022	—	10,749	$8.80	1/24/2032

___________________________

(1)	The shares subject to this option are fully vested.
(2)

The shares pursuant to this option vest 25% on January 10, 2020 and in 36 equal monthly installments thereafter through January 10, 2023, subject to continued service with us through each relevant vesting date and are subject to accelerated vesting upon a qualifying termination as set forth in the executive officer’s employment agreement with us.

(3)

The shares pursuant to this option vest 25% on January 17, 2021 and in 36 equal monthly installments thereafter through January 17, 2024, subject to continued service with us through each relevant vesting date and are subject to accelerated vesting upon a qualifying termination as set forth in the executive officer’s employment agreement with us.

(4)

The shares pursuant to this option vest 25% on January 20, 2022 and in 36 equal monthly installments thereafter through January 20, 2025, subject to continued service with us through each relevant vesting date and are subject to accelerated vesting upon a qualifying termination as set forth in the executive officer’s employment agreement with us.

(5)

The time-based restricted stock units vest as to 1/4th of the shares in equal annual installments over four years with the first installment vesting on January 20, 2022, subject to continued service with us through each relevant vesting date and are subject to accelerated vesting upon a qualifying termination as set forth in the executive officer’s employment agreement with us.

(6)

The shares pursuant to this option vest 25% on January 25, 2023 and in 36 equal monthly installments thereafter through January 25, 2026, subject to continued service with us through each relevant vesting date and are subject to accelerated vesting upon a qualifying termination as set forth in the executive officer’s employment agreement with us.

(7)

The fair value of shares that have not vested was computed by multiplying the closing price of our common stock on December 31, 2022 of $3.26, as reported by Nasdaq Select Global market, by the number of restricted stock units that had not yet vested.

401(k) Plan

We previously maintained a tax-qualified retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees were able to defer eligible compensation up to certain limits in accordance with the Internal Revenue Code of 1986, as amended, or the Code, which are updated annually. We had the ability to make matching and discretionary contributions to the 401(k) plan, and in 2019 we began making matching contributions to all eligible employees, including our Named Executive Officers. Employee contributions were allocated to each participant's individual account and were then invested in selected investment alternatives according to the participants' directions. The 401(k) plan was intended to be qualified under Section 401(a) of the Code, with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan were deductible by us when made, and contributions and earnings on those amounts are not taxable to the employees until withdrawn or distributed from the 401(k) plan. In anticipation of the Plan of Dissolution, the 401(k) plan was terminated on March 15, 2023.

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

In August 28, 2017, we adopted a severance benefit plan, or the Severance Benefit Plan, to provide for the payment of severance benefits to certain "designated employees", including our executive officers.

Susan M. Molineaux, Ph.D.

In June 2010, we entered into an employment agreement with Dr. Molineaux, as amended in November 2011, pursuant to which she commenced employment on an at-will basis as our President and Chief Executive Officer. For 2023, Dr. Molineaux will receive an annual base salary of $609,800 prorated through her termination date and no annual bonus.

In connection with the Plan of Dissolution and related workforce reduction, Dr. Molineaux is expected to terminate employment on or about March 31, 2023. As a "designated employee" under the Severance Benefit Plan, Dr. Molineaux will receive a cash severance payment of $975,680, which is equal to the sum of 12 months of her current annual base salary plus her annual target bonus.

In addition, under the Severance Benefit Plan, Dr. Molineaux and her eligible dependents will be eligible to receive continued medical coverage for up to 12 months following a qualifying termination, so long as Dr. Molineaux timely elects such continued coverage. Receipt of these benefits is contingent upon Dr. Molineaux’s execution and non-revocation of a release of claims in our favor, as well as her resignation from our board of directors.

Stephanie Wong

In April 2014, we entered into an employment agreement with Ms. Wong. Ms. Wong currently serves as our Chief Financial Officer and Secretary. For 2023, Ms. Wong is entitled to receive an annual base salary of $428,200 prorated through her termination date and no annual bonus. In addition, in January 2023, Ms. Wong was awarded a $100,000 retention bonus to be paid to Ms. Wong for her continued service in managing the wind-up of our operations.

In connection with the Plan of Dissolution and related workforce reduction, Ms. Wong is expected to terminate employment on or about June 30, 2023. As a "designated employee" under the Severance Benefit Plan, Ms. Wong will receive a cash severance payment of $599,480, which is equal to the sum of 12 months of her current annual base salary plus her annual target bonus.

In addition, under the Severance Benefit Plan, Ms. Wong and her eligible dependents will be eligible to receive continued medical coverage for up to 12 months following her termination, so long as Ms. Wong timely elects such continued coverage. Receipt of these benefits is contingent upon Ms. Wong’s execution and non-revocation of a release of claims in our favor.

Emil Kuriakose, M.D.

In August 2017, we entered into an employment agreement with Dr. Kuriakose. Dr. Kuriakose most recently served as our Chief Medical Officer. For 2023, Dr. Kuriakose is entitled to receive an annual base salary of $450,000 prorated through his termination date and no annual bonus.

In connection with the Plan of Dissolution and related workforce reduction, Dr. Kuriakose’s employment was terminated on March 3, 2023. As a “designated employee” under the Severance Benefit Plan, Dr. Kuriakose will receive a cash severance payment of $630,000, which is equal to the sum of 12 months of his current annual base salary plus his annual target bonus.

In addition, under the Severance Benefit Plan, Dr. Kuriakose and his eligible dependents will be eligible to receive continued medical coverage for up to 12 months following his termination, so long as Dr. Kuriakose timely elects such continued coverage. Receipt of these benefits is contingent upon Dr. Kuriakose’s execution and non-revocation of a release of claims in our favor.

On March 13, 2023, we entered into a consulting agreement with Dr. Kuriakose, pursuant to which he will provide assistance with the close out or sale and transfer of our clinical assets and programs at an hourly rate of $420.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of February 28, 2023 by:

▪
each director;
▪
each named executive officer;
▪
all current executive officers and directors as a group; and
▪
all those known by us to be beneficial owners of more than five percent of our outstanding common stock

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 6,089,860 shares outstanding on February 28, 2023, assuming the conversion of 1,217,363 shares of common stock upon conversion of the Series A preferred stock, adjusted as required by rules promulgated by the SEC.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
5% Stockholders
Entities Affiliated with BVF (1)	488,367	8.0%
Entities Affiliated with Citadel (2)	249,336	4.1%
Takeda Pharmaceutical Company Limited (3)	1,217,363	19.99%

Executive Officers and Directors
Susan M. Molineaux, Ph.D. (4)	161,898	2.6%
Stephanie Wong (5)	34,326	*
Emil Kuriakose, M.D. (6)	12,861	*
Sunil Agarwal, M.D. (7)	6,133	*
Scott Garland (8)	3,666	*
Suzy Jones (9)	5,942	*
Keith Orford, M.D., Ph.D. (10)	1,831	*
Deepa R. Pakianathan, Ph.D. (11)	5,583	*
Blake Wise (12)	5,033	*
H. Ward Wolff (13)	6,683	*
All executive officers and directors as a group (11 persons) (14)	282,601	4.5%

___________________________

* Represents beneficial ownership of less than one percent of the outstanding common stock

(1)

As reported on a Schedule 13G filed by Biotechnology Value Fund LP, or BVF, on February 14, 2023. According to such Schedule 13G, BVF and its related entities have shared dispositive power with respect to 488,367 shares which are beneficially owned of record by clients of one or more investment advisors directly or indirectly owned by BVF. The address of BVF is 44 Montgomery St., 40th Floor, San Francisco, California 94104.

(2)

As reported on a Schedule 13G filed by Citadel Advisors LLC, or Citadel, on February 14, 2023. Citadel and its related entities have shared dispositive power with respect to 249,269 shares which are beneficially owned of record by clients of one or more investment advisors directly or indirectly owned by Citadel. The address of Citadel is Southeast Financial Center, 200 S. Biscayne Blvd, Suite 3300, Miami, Florida, 33131.

(3)

Consists of 1,217,363 shares of common stock issuable upon the conversion of 1,000,000 shares of Series A preferred stock held by Takeda Ventures, Inc., based on 4,872,497 shares of common stock outstanding as of February 28, 2023. At the option of the holder, the preferred stock is convertible into shares of common stock, up to 19.99% of the outstanding shares of common stock. The address of Takeda Ventures, Inc. is 9625 Towne Centre Drive, San Diego, California 92121.

(4)

Includes (a) 27,859 shares held by the Molineaux Family Trust, of which Dr. Susan Molineaux and Dr. Christopher Molineaux are trustees and share voting and dispositive power; 2,599 shares held by Dr. Susan Molineaux and 4,983 shares held by Dr. Christopher Molineaux; and (b) 126,457 shares issuable pursuant to stock options exercisable within 60 days after February 28, 2023.

(5)	Includes (a) 5,897 shares held by Ms. Wong and (b) 28,429 shares issuable pursuant to stock options exercisable by Ms. Wong within 60 days after February 28, 2023.
(6)	Includes (a) 3,354 shares held by Dr. Kuriakose and (b) 9,507 shares issuable pursuant to stock options exercisable by Dr. Kuriakose within 60 days after February 28, 2023.
(7)	Represents 6,133 shares issuable pursuant to stock options exercisable by Dr. Agarwal within 60 days after February 28, 2023.
(8)	Represents 3,666 shares issuable pursuant to stock options exercisable by Mr. Garland within 60 days after February 28, 2023.
(9)	Includes (a) 359 shares held by Ms. Jones; and (b) 5,583 shares issuable pursuant to stock options exercisable by Ms. Jones within 60 days after February 28, 2023.

(10)	Includes (a) 54 shares held by Dr. Orford and (b) 1,777 shares issuable pursuant to stock options exercisable by Dr. Orford within 60 days after February 28, 2023.
(11)	Consists of 5,583 shares issuable pursuant to stock options exercisable by Dr. Pakianathan within 60 days after February 28, 2023.
(12)	Represents 5,033 shares issuable pursuant to stock options exercisable by Mr. Wise within 60 days after February 28, 2023.
(13)	Represents 6,683 shares issuable pursuant to stock options exercisable by Mr. Wolff within 60 days after February 28, 2023.
(14)

Includes (a) 52,822 shares held by the directors and executive officers and (b) 229,779 shares issuable pursuant to stock options exercisable by the directors and executive officers within 60 days after February 28, 2023.

Equity Compensation Plans at December 31, 2022

The following table shows certain information with respect to all of our equity compensation plans in effect as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding stock options, warrants and rights (a)	Weighted-average exercise price of outstanding stock options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (1)	453,858	$88.32	238,002	(2)(3)
Equity compensation plans not approved by stockholders (4)	2,000	70.80	48,000
Total	455,858	$88.24	286,002

(1)

The equity compensation plans approved by security holders are described in Note 8 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. The information in this table does not include time-based restricted stock units.

(2)

Includes 197,183 and 40,819 shares of common stock available for issuance under the 2014 Equity Incentive Plan, or the 2014 Plan, and the 2014 Employee Stock Purchase Plan, or the ESPP, respectively, as of December 31, 2022.

(3)

The reserve for shares available under the 2014 Plan automatically increases on January 1st each year, through and including January 1, 2024, in an amount equal to 4% of the total number of shares of our capital stock outstanding on the last day of the preceding fiscal year, or a lesser number of shares as determined by the Board.

The reserve for shares available under the ESPP automatically increases on January 1st of each year through and including January 1, 2024, in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on such December 31, (ii) 12,500 shares of common stock, or (iii) a number of shares as determined by the Board prior to the beginning of each year, which shall be the lesser of (i) or (ii) above.

(4)

Represents shares of stock authorized for future issuance under the Inducement Plan. The Inducement Plan is a non-stockholder approved equity compensation plan. The Inducement Plan is described under the heading “2018 Inducement Plan” in Note 8 to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Family Relationships

Christopher Molineaux, our Senior Vice President of Development, is the spouse of Susan Molineaux, a member of our board of directors and our President and Chief Executive Officer. There are no other family relationships among the directors and executive officers.

Independence of the Board

As required under the Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the Board. The Board consulted with our counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and Calithera, our senior management and our independent auditors, the Board determined that the following six directors are independent directors within the meaning of the applicable Nasdaq listing standards: Drs. Agarwal and Pakianathan, Ms. Jones and Messrs. Garland, Wise and Wolff. In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with Calithera. Dr. Molineaux who serves as our President and Chief Executive Officer and Dr. Orford who previously served as our Chief Medical Officer, are not deemed independent.

Related-Party Transactions Policy and Procedures

In 2014, we adopted a written Related-Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of us, including any of their immediate family members, and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to us, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Audit Committee consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of us and our stockholders, as the Audit Committee determines in the good faith exercise of its discretion.

Certain Related-Person Transactions

The following is a summary of transactions since January 1, 2021, to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers, or holders of more than five percent of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements described in the sections titled “Executive Compensation” and “Non-Employee Director Compensation.”

We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to the terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

In June 2013, we entered into an employment agreement with Christopher Molineaux, pursuant to which he commenced employment on an at-will basis as our Senior Vice President, Development. Christopher Molineaux is the spouse of Susan Molineaux, a member of our board of directors and our President and Chief Executive Officer. For 2022, Christopher Molineaux received an annual base salary of $410,300 and an annual bonus of $32,824. In connection with the Plan of Dissolution and related workforce reduction, Christopher Molineaux's employment was terminated on February 3, 2023. For 2023, Christopher Molineaux received an annual base salary of $410,300 prorated through his termination date. As a "designated employee" under the Severance Benefit Plan, Christopher Molineaux will receive a cash severance payment of $574,420, which is equal to the sum of 12 months of his current annual base salary plus his annual target bonus.

We have entered into indemnity agreements with certain officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of ours, and otherwise to the fullest extent permitted under Delaware law and our Bylaws.

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to Calithera for the years ended December 31, 2022 and 2021, by Ernst & Young LLP, our independent registered accounting firm (in thousands):

	Year Ended December 31,
	2022	2021
Audit Fees(1)	$1,406	$1,190
Total Fees	$1,406	$1,190

(1) Audit Fees consisted of fees for professional services rendered for the audits of our financial statements, including the audits of our annual financial statements and reviews of our interim quarterly reports, and services provided in connection with SEC filings, including consents and comfort letters.

All fees incurred were pre-approved by our Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36644	3.1	10/07/2014

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Calithera Biosciences, Inc.	8-K	8-K	8-K	6/14/2022

3.3	Calithera Biosciences, Inc. Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock.	8-K	001-36644	3.1	10/19/2021

3.4	Certificate of Amendment to Calithera Biosciences, Inc. Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock.	8-K	001-36644	3.1	5/23/2022

3.5	Amended and Restated Bylaws of the Registrant.	10-Q	001-36644	3.2	8/10/2020

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of common stock certificate of the Registrant.	S-1	333-198355	4.1	9/25/2014

4.3	Description of Capital Stock.	10-K	001-36644	4.3	3/11/2020

4.3	Form of Short-Term Warrant.	8-K	001-36644	4.1	3/31/2022

4.4	Form of Long-Term Warrant.	8-K	001-36644	4.2	3/31/2022

4.5	Form of Warrant Agency Agreement by and between Calithera Biosciences, Inc. and American Stock Transfer & Trust Company.	8-K	001-36644	4.2	3/31/2022

10.1	Amended and Restated Investor Rights Agreement, among the Registrant and certain of its security holders, dated October 7, 2013, as amended.	S-1	333-198355	10.1	8/25/2014

10.2	2014 Equity Incentive Plan, as amended.	8-K	001-36644	99.1	1/26/2021

10.3	Forms of option agreement and option grant notice under the Calithera Biosciences, Inc. 2014 Equity Incentive Plan.	S-1	333-198355	10.5	9/25/2014

10.4	2014 Employee Stock Purchase Plan.	S-1	333-198355	10.6	9/25/2014

10.5	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-198355	10.13	9/19/2014

10.6	Lease between Are-Technology Center SSF, LLC and the Registrant, dated February 14, 2013.	S-1	333-198355	10.14	8/25/2014

10.7	Amendment to lease between Are-Technology Center SSF, LLC and the Registrant, dated October 30, 2013.	S-1	333-198355	10.15	8/25/2014

10.8†	Collaboration and License Agreement by and between the Registrant and Mars, Inc., dated December 9, 2014.	10-K	001-36644	10.16	3/27/2015

10.9	Second Amendment to Lease Agreement by and between ARE-Technology Center SSF, LLC and Calithera Biosciences, Inc., effective March 1, 2016.	10-Q	001-36644	10.18	5/10/2016

10.10†	Collaboration and License Agreement between Incyte Corporation and the Registrant, dated January 27, 2017.	10-Q	001-36644	10.1	5/09/2017

10.11	Third Amendment to Lease Agreement between Are-Technology Center SSF, LLC and the Registrant, dated February 28, 2017.	10-Q	001-36644	10.2	5/09/2017

10.12	Calithera Biosciences Inc. Amended and Restated Severance Benefit Plan.	10-Q	001-36644	10.1	11/09/2021

10.13	2018 Inducement Plan.	S-8	333-223533	99.4	03/08/2018

10.14	Form of Stock Option Grant Notice and Option Agreement under the Calithera Biosciences, Inc. 2018 Inducement Plan.	S-8	333-223533	99.5	03/08/2018

10.15	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Calithera Biosciences, Inc. 2014 Equity Incentive Plan.	10-Q	001-36644	10.1	11/05/2020

10.16^	Preferred Stock Purchase Agreement, by and between Calithera Biosciences, Inc. and Millennium Pharmaceuticals, Inc., dated as of October 18, 2021.	8-K	001-36644	10.1	10/19/2021

10.17†#	Asset Purchase Agreement, between Calithera Biosciences, Inc. and Millennium Pharmaceuticals, Inc., dated as of October 18, 2021.	10-Q	001-36644	10.3	11/09/2021

10.18	Sales Agreement, by and between Calithera Biosciences, Inc. and Jefferies LLC, dated August 10, 2020.	S-3	333-243731	1.2	8/10/2020

10.19	Fourth Amendment to Lease Agreement between Are-Technology Center SSF, LLC and the Registrant, dated March 8, 2021.	10-Q	001-36644	10.1	05/06/2021

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).					X

31.1^	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).					X

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a).					X

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

X

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL.

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

Calithera Biosciences, Inc.

Date: March 30, 2023	By:	/s/ Susan M. Molineaux
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

Name	Title	Date

/s/ Susan M. Molineaux	President, Chief Executive Officer and Director	March 30, 2023
Susan M. Molineaux, Ph.D.	(Principal Executive Officer)

/s/ Stephanie Wong	Chief Financial Officer and Secretary	March 30, 2023
Stephanie Wong	(Principal Financial and Accounting Officer)

/s/ Sunil Agarwal	Director	March 30, 2023
Sunil Agarwal, M.D.

/s/ Scott Garland	Director	March 30, 2023
Scott Garland

/s/ Suzy Jones	Director	March 30, 2023
Suzy Jones

/s/ Keith Orford	Director	March 30, 2023
Keith Orford, M.D., Ph.D.

/s/ Deepa R. Pakianathan	Director	March 30, 2023
Deepa R. Pakianathan, Ph.D.

/s/ Blake Wise	Director	March 30, 2023
Blake Wise

/s/ H. Ward Wolff	Director	March 30, 2023
H. Ward Wolff